Form 10-K
period 2018-12-31
NOCERA, INC.
filed 2019-04-15
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 000-52103

NOCERA, INC.

(Exact name of registrant as specified in charter)

Nevada	16-1626611
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2030 POWERS FERRY ROAD SE, SUITE #212

ATLANTA, GA 30339

(Address of principal executive offices and zip code)

(404) 816-8240

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2018 based on $0.26 per share, the price at which the registrant’s common stock was last sold on June 30, 2018, was approximately $93,548.

There were 12,354,200 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 15, 2019.

TABLE OF CONTENTS

NOCERA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Annual Report on Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I

ITEM 1.	BUSINESS

Business Overview

With respect to this discussion, the terms, the “Company” “we,” “us,” and “our” refer to Nocera, Inc. (“Nocera”), and its 100%-owned subsidiary Grand Smooth Inc Limited. (“GSI”), GSI’s wholly-owned subsidiary Guizhou Grand Smooth Technology Ltd. (“GZ GST”) and its Variable Interest Entity (“VIE”), Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited. (“GZ WFH”).

Our History

Nocera, Inc. was organized on February 1, 2002 under the laws of the State of Nevada.

On February 12, 2002, we acquired Felice Conserve, an Italian corporation, as a wholly- owned subsidiary in exchange for 20 million shares of our common stock. The principal business of Felice Conserve was the production and processing of agricultural products in Italy. The principal product was canned tomatoes.

In 2003, we established two subsidiaries in Uruguay; Sontemar, SA (“Sontemar”), and Noldicor, SA (“Noldicor”). The principal business of Noldicor was the production of tomatoes. The principal business of Sontemar was the processing and sale of packaged tomatoes. On April 23, 2004, we paid a 4 for 1 stock dividend to our shareholders.

The Company abandoned operations in 2005. In 2006, due to financial difficulties, Noldicor and Sontemar ceased operations. As a result of this, our operations in Uruguay ceased. Additionally, during 2006, Felice Conserve was divested back to its original shareholders. This resulted in our returning to development stage status.

On approximately November 3, 2017, we effected a reverse-split of our common stock as follows:

•	A 1 for 40,000 reverse-split of the Company’s common stock, followed immediately by;

•	All fractional shares shall be rounded upwards to the nearest whole share, followed immediately by;

•	A 200 for 1 forward stock split.

The net effect of these actions was a 1 for 200 reverse-split of the Company’s common stock, with no shareholder being reduced below 200 shares. All shareholders who prior to the reverse-split had 40,000 or less of the pre-split shares received 200 of the new, post-split shares.

Effective December 31, 2018, we completed an Agreement and Plan of Merger (the “Agreement”), with (i) Grand Smooth Inc Limited, a company organized under the laws of Hong Kong, China (“GSI”), (ii) GSI’s shareholders, Yin-Chieh Cheng and Bi Zhang, who together owned shares constituting 100% of the issued and outstanding ordinary shares of GSI (the “GSI Shares”) and (iii) GSI Acquisition Corp. Under the terms of the Agreement, the GSI Shareholders transferred to us all of the GSI Shares in exchange for the issuance of 10,000,000 shares (the “Shares”) of our common stock (the “Share Exchange”). As a result of the Share Exchange, we are a public company holding a subsidiary in the People’s Republic of China (the “PRC”) engaged in aquaculture consulting and management business. We did not cancel or retire any shares of our issued and outstanding common stock and as a result, we have 12,349,200 shares of common stock issued and outstanding following the Share Exchange.

As of the Effective Date of December 31, 2018 of the Agreement and Plan of Merger, we are deemed to have consummated the transactions contemplated by the Agreement, pursuant to which we acquired all of the GSI Shares in exchange for the issuance of the shares to the GSI Shareholders. As a result of the Share Exchange, we emerged from shell status with our subsidiary, GSI, in Hong Kong engaged in the aquaculture consulting and management business through VIE in PRC under legal and accounting principles.

Corporate Structure

Our current corporate structure is set forth below:

Until we consummated on the Agreement and Plan of Merger effective December 31, 2018, we were a shell company that had no or nominal operations and either no or nominal assets. Our wholly owned subsidiary, GSI, was incorporated in Hong Kong, China on August 1, 2014. GSI is the parent holding company of GZ GST, which was established on November 13, 2018 as a wholly foreign-owned enterprise (“WFOE”) established in the People’s Republic of China. GZ WFH, the VIE, was established on October 25, 2017, which was contractually controlled by the WFOE through VIE agreements. We will operate our business in China through both the WFOE and its VIE.

The WFOE is the primary beneficiary of the VIE – namely has the majority interest in the VIE and through execution of VIE contracts, the WFOE has contract commitments that the financial information of the VIE should be consolidated based on the Variable Interest Ownership percentage owned by the WFOE. The VIE structure was adopted mainly because the China operating company may in the future engage in business that may require special licenses in China and which can be an industry that prohibits foreign investment. The VIE structure will bypass the licensing and prohibition requirements in China.

VIE contracts are as follows:

1.	Voting Rights Proxy Agreement
2.	Equity Pledge Agreement
3.	Exclusive Business Cooperation Agreement
4.	Exclusive Call Option Agreement

Services

We intend to provide consulting services and solutions in aquaculture projects in China to increase revenues, reduce costs, operate more efficiently, increase production, provide expertise, advise on operating more strategically with new diversified aquaculture species, and importantly, to reduce water pollution and decrease the disease problems of fisheries.

We believe that our offerings of Services provide the following:

i.	Design, install, build and manage aquaculture investment and projects for qualified investors or part of an investment group who is interested in the great potential of the aquaculture industry and whom want to develop or take part of a new commercial fish farming or shrimp farming project but lack the experience.

ii.	A full range of pilot and management services to aquaculture companies and new aquaculture projects throughout China and potentially international. From the fish farm to the table, we intend to encourage and support clean water and clean fish products.

iii.	We intend to offer some equipment and materials from suppliers as part of our services offerings, which we will markup a reasonable amount.

We believe our experience and innovation from working closely with our clients in the aquaculture industry in China gives us the competitive advantages to provide innovative aquaculture management solutions that will generate positive results for our future client companies, however, there can be no assurances we will be successful.

Market Overview

The fish farming industry in China was predominately regulated by state and local government allowing local fish farmers to set up fish nests in public water including water dams, rivers, lakes and etc. It is the dominant source of freshwater fish for both domestic demands and exports. Since the clean water policy was implemented in China in 2017 by the central government, the state and local governments are tasked with cleaning up local water sources and banning all fish nets and fish nests in public waters. The City of Xing Yi, for example, used to produce 15,000 tons of freshwater fish a year, however, that has been all banned and the government subsidy terminated so that now the 300 million pounds of freshwater fish are no longer produced.

This is a countrywide effort where some ponds or lakes are removed immediately and some will phase out gradually in 2 to 3 years. Nevertheless, under China’s government clean water policy of “retreating from lakes to lands” for fish farming, we believe that this presents to us a great opportunity for introducing fish farming in containers (both rectangular and cylinder) on lands. It was introduced in 2015 as a new and extremely simple way for local farmers to breed fish in China. It is also known as “container fish-farming for dummies”. Generating up to 35 times of fish harvest per square meter compared to traditional fish farms in the pond, it also conserves the ecosystem of lakes, reduces local poverty, and protects the species from natural disasters.

Domestic demand in China is increasing the number of aquaculture projects and investment, therein. Our Aquaculture solution is innovative and environmentally friendly using a state-of-the-art water recycling and filtration system. We estimate the domestic demand in China could be over 10,000 containers, both cylinder and rectangular, in the next 5 years and globally. We believe that there could be a demand for 15,000 containers.

Today, China is faced with the growing challenge of reducing and controlling water pollution that presents serious health risks to its population and damages the environment. We believe that our Aquaculture container fish farm represents a large-scale, environmentally friendly and economically feasible form for bringing clean fish to the table and bringing clean water back to the people. In our opinion, our service is cost competitive, reduces water pollution and recycles fish waste and will help make for a greener China and better world in the years to come.

Strategy

We aim to become a global leader, starting from China, in the field of land-based aquaculture business. We believe following strategies are the critical to achieve this goal:

Continue to cooperate with China International Marine Container Corporation (“CIMC”)

On October 25, 2017, Guizhou Wan Feng Hu Intelligent Aquatic Technology Co., Ltd. was established with 5% shares held by Dongguan China International Marine Container Corporation, a subsidiary of CIMC. This is a strategic alliance where CIMC subcontracted to us to design, manufacture and install our recirculating aquaculture systems (“RAS”).

Focus on the countries with growing population and growing demand for food

By 2050 we’ll need to double the global food supply to feed the world’s growing population. There is a growing need for new ways to produce high-quality local fish without putting more pressure on our natural ecosystems. Like China, there are also many countries with growing population and growing demand for high-protein food. We plan to go global through building demo sites promoting our RAS and selling our price-competitive systems in these countries for their demand for food and greener environment.

Customers

Currently we have a firm order to build 800 sets of 2 meters high by 8 meters wide cylindrical fish farming containers that we received from Dong Guan CIMC Intelligent Technology Co. Ltd (“DG CIMC”), which holds 5% non-controlling interest of GZ WFH, and Shen Zhen CIMC Intelligent Technology Co. Ltd (“SZ CIMC”) in 2018. Both DG CIMC and SZ CIMC are subsidiaries of China International Marine Container Corporation (“CIMC”). We estimate this order to be valued at approximately $8.2 million and we have already delivered 473 sets during the year ended December 31, 2018. We expect to deliver these sets throughout 2019.

In 2019, we intend to target customers in a variety of markets, such as individual investors, government supported or funded companies and international customers. We have received interest from areas like Japan, Taiwan, Thailand, and the United States. In addition, an increasing amount of Chinese state and local offices are faced with environmental challenges in public waters and are under regulatory directives and political pressure to reduce water pollution, so our potential target customers are significant. During the year ended December 31, 2018 and 2017, the net sales were $4.8 million and nil, respectively.

Suppliers

We intend to purchase raw materials and electrical parts and equipment from third parties in the PRC and resell and install to customers. We are not directly involved in the production or manufacturing of this equipment and we do not take a risk in the repair and maintenance of this equipment because of the manufacturer’s maintenance policy but may provide maintenance personnel. Three suppliers accounted for 49.0% in total, and no supplier accounted for over 10% of our total purchase amount during the years ended December 31, 2018 and 2017, respectively. Presently, our relationships with suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.

Competition

The market for aquaculture projects and services is highly competitive. Many of the producers and sellers are large entities that have significantly greater resources than we have. Therefore, we are partnering with CIMC to use their resources and hopefully gain a more competitive advantage. We also compete with small suppliers which provide smaller alternative aquaculture solutions regionally but due to the size of our projects, we believe that we should have a better price point.

Trademarks and Patents

None

Government Regulation

Our business depends in part on environmental regulations and programs in China that promote cleaner water sources to restore clean water back to people. Our customers may be encouraged with incentives by the local governments relating to aquaculture investment. The approvals of land, licenses or permits, are required from relevant central and local government authorities. In addition, from time to time, relevant government authorities may impose new regulations at a local level regulating fish farming. We believe that we have skills to help our customers obtain all necessary licenses, registrations, and permits to comply with all requirements necessary to allow our customers and investors to conduct aquaculture business in the PRC.

Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Property

We do not own any real property.

Seasonality

Since we have a strategic alliance with the China International Marine Container Corporation (“CIMC”) and our fish farming systems provide a controlled and traceable environment for species, our business rarely suffers a seasonal impact.

Employees

As of December 31, 2018, we have 13 full-time employees. We are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

Corporation Information

Our principal executive offices are located at 2030 Powers Ferry Road SE, Suite #212 Atlanta, GA 30339. Our telephone number at this address is (404) 816-8240.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Our operating history makes it difficult to evaluate our future business prospects and to make decisions based on our historical performance.

We have a very short operating history, which makes it difficult to evaluate our business on the basis of historical operations. As a consequence, it is difficult to forecast our future results based upon our limited historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, services costs or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could incur greater losses, which may result in a negative effect on our stock price.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section and the following factors may affect our operating results:

•	Our ability to continue to attract customers;

•	Our ability to generate revenue from the services we offer;

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses; and

•	Our focus on long-term goals over short-term results.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results.

We may not be successful in implementing important strategic initiatives, which may have a material adverse impact on our business and financial results.

There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in a material adverse impact on our business and financial results. These strategic initiatives are designed to drive long-term shareholder value and improve our Company’s results of operations.

Our success depends substantially on the value of our reputation.

Reputation value is based in part on client perceptions as to a variety of subjective qualities. Even isolated business incidents that erode client trust, particularly if the incidents receive considerable publicity or result in litigation, can significantly reduce our reputation. Demand for our services could diminish significantly if we fail to preserve quality or fail to deliver a consistently positive client experience.

Effectively managing our growth into new geographic areas will be challenging.

Effectively managing growth can be challenging, particularly as we expand into new markets geographically where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, philosophy, and standards. Growth can make it increasingly difficult to locate and hire sufficient numbers of key employees to meet our financial targets, to maintain an effective system of internal controls, and to train employees nationally to deliver a consistently high-quality service and customer experience.

We face significant competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

Increased competition could reduce our profitability and result in the inability to achieve any market share. Some of our existing and potential competitors may have competitive advantages, such as significantly greater financial, marketing or other resources, and may successfully mimic and adopt our business models. We cannot assure you that we will be able to successfully compete against new or existing competitors.

Failure to manage our growth could strain our management, operational and other resources, which could materially and adversely affect our business and prospects.

We intend to expand our operations and plan to expand in China and outside of China. The continued growth of our business will result in, substantial demand on our management, operational and other resources. In particular, the management of our growth will require, among other things:

•	increased sales and sales support activities;

•	improved administrative and operational systems;

•	enhancements to our information technology system;

•	stringent cost controls and sufficient working capital;

•	strengthening of financial and management controls; and

•	hiring and training of new personnel.

As we continue this effort, we may incur substantial costs and expend substantial resources. We may not be able to manage our current or future operations effectively and efficiently or compete effectively in new markets we enter. If we are not able to manage our growth successfully, our business and prospects would be materially and adversely affected.

Key employees are essential to growing our business.

Mr. Yin-Chieh Cheng and Mr. Bi Zhang are essential to our ability to continue to grow our business. They have established relationships within the industries in which we will operate. If they were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue.

In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

We may need additional capital and we may not be able to obtain it at acceptable terms, or at all, which could adversely affect our liquidity and financial position.

We may need additional cash resources due to changed business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The occurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, our securities;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition, and cash flow;

•	PRC governmental regulation of foreign investment in China;

•	economic, political and other conditions in China; and

•	PRC governmental policies relating to foreign currency borrowings.

We may be dependent on various suppliers which may be unable to supply our orders, from time to time, and which may affect our ability to complete our client contracts timely.

We will not obtain our raw materials and electrical equipment and parts from only one local primary supplier. Our ability to deliver the services to the end user is dependent on a sufficient supply and better price point and if we cannot obtain a sufficient supply from several sources, we may be prevented from making timely deliveries to our customers. Any failure to obtain supplies of equipment for implementation of aquaculture installations could prevent us from delivering our services to our customers on a timely basis, or an economic basis, and could have a material adverse effect on our business and financial conditions.

We do not have a majority of independent directors serving on our board of directors, which could present the potential for conflicts of interest.

We do not have a majority of independent directors serving on our board of directors. In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders, generally, and the controlling officers, stockholders or directors.

We have limited insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance services. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment, and office furniture, the cost of insuring for these risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China except for insurance on some company-owned vehicles. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Since we recently completed the acquisition of GSI effective on December 31, 2018, we have not yet completed an evaluation of GSI and its consolidated subsidiaries’ internal control systems in order to allow our management to report on our internal controls on a consolidated basis as required by the requirements of SOX 404. We will be required to complete such evaluation and include a report of management in our annual report for the fiscal year ended December 31, 2018.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Lack of experienced officers of publicly-traded companies may hinder our ability to comply with the Sarbanes-Oxley Act.

We do not have highly experienced officers in the financial operations of publicly traded companies, and it may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with internal controls requirements, we may not be able to obtain the independent auditor certifications that the Securities Exchange Act of 1934 requires publicly-traded companies to obtain, for each fiscal year.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the Securities and Exchange Commission (the “SEC”), has required changes in corporate governance practices of public companies. Our foreign operations involving audits of the WFOE and the VIE will involve substantial additional time and expense, due to our being a public company. We expect these rules and regulations to increase our legal, accounting and financial compliance costs and to make public corporate activities more time-consuming and costly.

Risks Associated With Doing Business in China

Our operations and assets in China are subject to significant political and economic uncertainties.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. This presents a continuing potential uncertainty for our investors

The primary substantial portion of our revenues initially will be derived from China.

We anticipate that sales of our services in China will represent our primary revenues in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer demand of our services, among other things, which in turn would have a material adverse effect on our business and financial condition.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially, all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of the Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that the Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or the SAFE. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese Renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

We may rely on dividends and other distributions from our PRC subsidiary to fund our cash and financing requirements and any limitation on the ability of our subsidiary to make payments to us could materially and adversely affect our ability to conduct our business.

As an offshore holding company (based in the USA), we will rely principally on dividends from the WFOE, our PRC subsidiary, for our cash requirements, dividends payments and other distributions to our shareholders, and to service any debt that we may incur and pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. In particular, PRC regulations permit the WFOE to pay dividends only out of its accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. In addition, the WFOE is required each year to set aside at least 10% of its annual after-tax profits (as determined under PRC accounting standards) into its statutory reserve fund until the aggregate amount of that reserve reaches 50% of such entity’s registered capital. These reserves are not distributable as cash dividends.

If the WFOE incurs debt on its own behalf, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitation on the ability of the WFOE to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions, pay dividends and otherwise fund and conduct our business.

We may be subject to product liability claims if people or properties are harmed by the services sold by us.

The products intended to be sold by us, as part of our services, are manufactured by third parties. The products may be defectively designed or manufactured. As a result, sales of the products could expose us to liability claims relating to personal injury or property damage and may require products recalls or other actions. Third parties subject to such injury or damage may bring claims or legal proceedings against us as the reseller of the products. We do not currently maintain any third-party liability insurance or products liability insurance in relation to products we intend to sell in conjunction with our services. As a result, any material products liability claim or litigation could have a material and adverse effect on our business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds and managerial efforts in defending them and could have a negative impact on our reputation.

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation, and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The Renminbi is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates the conversion of Renminbi into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign-invested enterprises incorporated in the PRC are required to apply for foreign exchange registration. Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of any offering to make loans or capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and ability to fund and expand our business.

We may transfer funds to or finance the WFOE, our PRC subsidiary, by means of shareholder’s loans or capital contributions. Any loans to the WFOE, which is a foreign-invested enterprise, cannot exceed statutory limits based on the amount of our investments in the WFOE, and shall be registered with the SAFE or its local counterparts. Furthermore, any capital contributions we make to the WFOE shall be approved by the Ministry of Commerce, or the MOFCOM, or its local counterparts. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to receive such registrations or approvals, our ability to provide loans or capital contributions to the WFOE may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

In addition, the SAFE promulgated the Circular on the Relevant Operating Issues concerning Administration Improvement of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or SAFE Circular No. 142, on August 29, 2008. Under SAFE Circular No. 142, registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used within the business scope approved by the applicable governmental authority and may not be used for equity investments in the PRC, unless otherwise provided by other PRC laws or regulations. In addition, foreign-invested enterprises may not change how they use such capital without SAFE’s approval and may not, in any case,, use such capital to repay Renminbi loans if they have not used the proceeds of such loans. SAFE further promulgated the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or SAFE Circular No. 45, on November 16, 2011, which expressly prohibits foreign-invested enterprises from using the registered capital settled in Renminbi converted from foreign currencies to grant loans through entrustment arrangements with a bank, repay inter-company loans or repay bank loans that have been transferred to a third party. SAFE Circular No. 142 and SAFE Circular No. 45 may significantly limit our ability to transfer the net proceeds from an offshore offering to the WFOE and convert the net proceeds into Renminbi to invest in or acquire any other PRC companies, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

A failure by the beneficial owners of our shares who are PRC residents to comply with certain PRC foreign exchange regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities and subject us to liability under PRC law.

The SAFE has promulgated regulations, including the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 14, 2018, and its appendixes, that require PRC residents, including PRC institutions and individuals, to register with local branches of the SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular No. 37 as a “special purpose vehicle.” SAFE Circular No. 37 further requires an amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or another material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in their ability to contribute additional capital into its PRC subsidiary. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

These regulations apply to our direct and indirect shareholders who are PRC residents and may apply to any offshore acquisitions or share transfers that we make in the future if our shares are issued to PRC residents. Mr. Bi Zhang is a PRC resident, and if he is deemed to be beneficially holding interests in us without making appropriate registration pursuant to SAFE Circular No. 37, the WFOE, as our PRC subsidiary, could be subject to fines and legal penalties, and the SAFE could restrict our cross-border investment activities and our foreign exchange activities, including restricting the WFOE’s ability to distribute dividends to or obtain loans denominated in foreign currencies from us, or prevent us from paying dividends. As a result, our business operations and our profitability could be materially and adversely affected.

PRC regulations relating to mergers and acquisitions and overseas listings of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective in September 2006 and were further amended in June 2009, requires that if an overseas company is established or controlled by PRC domestic companies or citizens intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC domestic companies or citizens, such acquisition must be submitted to the MOFCOM, rather than local regulators, for approval. In addition, the M&A Rule requires that an overseas company controlled directly or indirectly by PRC companies or citizens and holding equity interests of PRC domestic companies needs to obtain the approval of the China Securities Regulatory Commission, or CSRC, prior to listing its securities on an overseas stock exchange. On September 21, 2006, the CSRC published a notice on its official website specifying the documents and materials required to be submitted by overseas special purpose companies seeking CSRC’s approval of their overseas listings.

While the application of the M&A Rule remains unclear, based on our understanding of current PRC laws, regulations, and the notice published on September 21, 2006, since the WFOE, our operating entity, was established by means of direct investment, rather than by merger or acquisition of the equity interest or assets of any “domestic company” as defined under the M&A Rules, we believe we are not required to submit an application to the MOFCOM or the CSRC for its approval for any of our transactions.

However, we cannot assure you that PRC governmental authorities, including the MOFCOM and the CSRC, will reach the same conclusion as us. If the MOFCOM, the CSRC and/or other PRC regulatory agencies subsequently determine that the approvals from the MOFCOM and/or CSRC and/or other PRC regulatory agencies were required, our PRC business could be challenged, and we may need to apply for a remedial approval and may be subject to certain administrative punishments or other sanctions from PRC regulatory agencies. The regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of our foreign currency in our offshore bank accounts into the PRC, or take other actions that could materially and adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our ordinary shares.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, product liabilities, environmental regulations, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in PRC subsidiaries.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our services.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC.

We may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on the United States or other foreign laws against us and our management.

We conduct substantially all our operations in China and substantially all our assets are located in China. In addition, some of our directors and executive officers reside in China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon some of our directors and senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. It would also be difficult for investors to bring an original lawsuit against us or our directors or executive officers before a Chinese court based on U.S. federal securities laws or otherwise. Moreover, China does not have treaties with the United States or any other countries providing for the reciprocal recognition and enforcement of the judgment of courts.

Under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and holders of our securities.

Under the EIT Law, an enterprise established outside of China with its “de facto management body” in China is considered a “resident enterprise,” meaning that it can be treated the same as a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management body” as an organization that exercises “substantial and overall management and control over the services and operations, personnel, accounting, and properties” of an enterprise. On April 22, 2009, the SAT, issued a circular, or SAT Circular No. 82, providing certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China, which include all of the following conditions: (a) the location where senior management members responsible for an enterprise’s daily operations discharge their duties; (b) the location where financial and human resource decisions are made or approved by organizations or persons; (c) the location where the major assets and corporate documents are kept, and (d) the location where more than half (inclusive) of all directors with voting rights or senior management have their habitual residence.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we will be subject to enterprise income tax at a rate of 25% on our worldwide income as well as PRC enterprise income tax reporting obligations. This would mean that income such as interest in offering proceeds and other non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us by our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise shareholders and with respect to gains derived by our non-PRC enterprise shareholders from transferring our shares, and a 20% withholding tax is imposed on dividends we pay to our non-PRC individual shareholders and with respect to gains derived by our non-PRC individual shareholders from transferring our shares.

We face uncertainties with respect to the application of the Circular on Strengthening the Administration of Enterprise Income Tax for Share Transfer by Non-PRC Resident Enterprises.

Pursuant to the Circular on Strengthening the Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or SAT Circular No. 698, issued by the SAT in December 2009 with retroactive effect from January 1, 2008, if a non-resident enterprise indirectly transfers the equity interests of a PRC resident enterprise by transferring equity interests of an overseas holding company, or an Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (ⅰ) has an effective tax rate of less than 12.5% or (ii) does not impose income tax on foreign income of its residents, the transferring nonresident enterprise must report this Indirect Transfer to the competent PRC tax authority of the PRC resident enterprise. The PRC tax authority will apply the “substance over form” principle, and as a result may disregard the existence of the overseas holding company if such overseas holding company lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such an Indirect Transfer may be subject to PRC withholding tax at a rate of up to 10%. SAT Circular No. 698 also provides that where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

There is uncertainty as to the application of SAT Circular No. 698. While the term “Indirect Transfer” is not clearly defined, it is understood that the relevant PRC tax authorities have broad jurisdiction over requests for information regarding foreign companies having remote contact with the PRC. Moreover, the relevant authority has not yet promulgated any formal provisions or made any formal interpretation as to the procedures or format for reporting an Indirect Transfer. In addition, there have not been any formal declarations concerning how to determine whether a foreign investor has adopted an arrangement for the purpose of reducing, avoiding or deferring PRC tax. As a result, we and our non-resident investors or non-resident enterprise shareholders may be at risk of being taxed under SAT Circular No. 698 and may be required to expend valuable resources to comply with SAT Circular No. 698 or to establish that we and our non-resident enterprise investors or non-resident enterprise shareholders should not be taxed under SAT Circular No. 698, which may have a material adverse effect on our financial condition and results of operations or such non-resident investors’ or such non-resident enterprise shareholders’ investments in us.

Our Chinese operating companies are obligated to withhold and pay PRC individual income tax in respect of the salaries and other income received by their employees who are subject to PRC individual income tax. If they fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, they may be subject to certain sanctions and other penalties, which could have a material adverse impact on our business.

Under PRC laws, the WFOE will be obligated to withhold and pay individual income tax in respect of the salaries and other income received by their employees who are subject to PRC individual income tax. The WFOE may be subject to certain sanctions and other liabilities under PRC laws in case of failure to withhold and pay individual income taxes for its employees in accordance with the applicable laws.

In addition, the SAT has issued several circulars concerning employee stock options. Under these circulars, employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) are required to pay PRC individual income tax in respect of their income derived from exercising or otherwise disposing of their stock options. If we implement employee stock options plan, the WFOE will be obligated to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions.

The enforcement of labor contract law and an increase in labor costs in the PRC may adversely affect our business and our profitability.

China adopted a labor contract law and its implementation rules effective on January 1, 2008 and September 18, 2008, respectively. The labor contract law was further amended on December 28, 2012. The labor contract law and its implementation rules impose more stringent requirements on employers with regard to, among others, severance payment upon permitted termination of the employment by an employer and non-fixed term employment contracts, time limits for probation period as well as the duration and the times that an employee can be placed on a fixed-term employment contract. Due to the limited period of effectiveness of the labor contract law and its implementation rules, and the lack of clarity with respect to their implementation, potential penalties and fines, it is uncertain how they will impact our current employment policies and practices. Our employment policies and practices may violate the labor contract law or its implementation rules and we may be subject to related penalties, fines or legal fees. Compliance with the labor contract law and its implementation rules may increase our operating expenses, in particular, our personnel expenses, as the continued success of our business depends significantly on our ability to attract and retain qualified personnel. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the labor contract law and its implementation rules may also limit our ability to effect those changes in a manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations.

Additionally, PRC companies are subject to various laws and regulations regarding social insurance and housing funds, under which the WFOE is required to pay employees’ pension contributions, work-related injury benefits, maternity insurances, medical and unemployment benefit plans, housing funds and other welfare-oriented payments. The WFOE has not contributed social insurance premiums and housing funds for its employees in full compliance with applicable PRC laws. As such, the WFOE may be ordered to compensate the cumulative amount of the under-contributed social insurance premiums and housing fund contributions and be subject to administrative penalties, including fines, and as such our business and reputation may be adversely affected.

Because Chinese laws will govern almost all our business material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the courtrooms, interpretation, and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in the PRC, regardless of the outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately 99% of our outstanding common stock. Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the Over-the-Counter Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future. As of April 10, 2019, the closing trade price of our common stock was $0.80 per share.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to the desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our stock. We plan to retain any future earnings to finance growth.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarter is located at 2030 Powers Ferry Road, Suite #212 in Atlanta, Georgia. The office is rented by Coral Capital Partners and Mountain Share Transfer, LLC, companies 100% controlled by Erik S. Nelson, our former CEO and our current corporate secretary. Mr. Nelson sub-leases this space to us free.

We also lease approximately 370 square meters of space in Xing Yi City, Guizhou Qian Xi Nan, PRC, with a period of 10 years, which will expire on May 10, 2028. The rental expense is approximately $245 per month for the first five years, and it is subject to a market adjustment for the second five years. We believe that our existing facilities are adequate for our current requirements and we will be able to enter into lease arrangements on commercially reasonable terms for future expansion. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001, is listed for quotation in the OTCBB under the symbol “NCRA”

	2018		2017
Quarter Ended	High	Low	High	Low
March 31	$0.10	0.02	$1.44	1.40
June 30	$1.01	0.10	$1.54	1.44
September 30	$0.60	0.17	$1.54	0.08
December 31	$0.81	0.17	$0.50	0.05

Stockholders

As of April 15, 2019 we had approximately 434 shareholders of record of our common stock, not including shares held in street name.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

We did not pay cash dividends in the years ended December 31, 2018 or 2017.

Transfer Agent

The transfer agent and registrar for our common stock is Mountain Share Transfer, LLC.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Current Report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this Current Report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed above under the section captioned “Risk Factors”, as well as any other cautionary language contained in this Current Report. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Current Report.

Operations Overview

Effective December 31, 2018, we completed an Agreement and Plan of Merger (the “Agreement”), with (i) Grand Smooth Inc Limited, a company organized under the laws of Hong Kong, China (“GSI”), (ii) GSI’s shareholders, Yin-Chieh Cheng and Bi Zhang, who together owned shares constituting 100% of the issued and outstanding ordinary shares of GSI (the “GSI Shares”) and (iii) GSI Acquisition Corp. Under the terms of the Agreement, the GSI Shareholders transferred to us all of the GSI Shares in exchange for the issuance of 10,000,000 shares (the “Shares”) of our common stock (the “Share Exchange”). As a result of the Share Exchange, we are a public company holding a subsidiary in the People’s Republic of China (the “PRC”) engaged in aquaculture consulting and management business. We did not cancel or retire any shares of our issued and outstanding common stock and as a result, we have 12,349,200 shares of common stock issued and outstanding following the Share Exchange.

As of the Effective Date of December 31, 2018 of the Agreement and Plan of Merger, we are deemed to have consummated the transactions contemplated by the Agreement, pursuant to which we acquired all of the GSI Shares in exchange for the issuance of the shares to the GSI Shareholders. As a result of the Share Exchange, we emerged from shell status with our subsidiary, GSI, in Hong Kong engaged in the aquaculture consulting and management business through Variable Interest Entity (“VIE”) in PRC under legal and accounting principles.

Critical Accounting Policies, Estimates and Assumptions

We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to U.S GAAP.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful receivables; recoverability of the carrying amount of inventory; fair value of financial instruments; provisional amounts based on reasonable estimates for certain income tax effects of the Tax Cuts and Jobs Act (the “Act”) and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Accounts Receivable

Accounts receivable are stated at an original amount less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of receivables. The Company analyzes the aging of the customer accounts, coverage of credit insurance, customer concentrations, customer credit-worthiness, historical and current economic trends and changes in its customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Revenue Recognition

The Company has early adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified ASC 606 on January 1, 2017.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

•	Step 1: Identify the contract (s) with a customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligation in the contract

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company considered revenue is recognized when (or as) the Company satisfies performance obligations by transferring a promised goods and provide maintenance service to a customer. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods and providing maintenance service to the customer. Contracts with customers are comprised of customer purchase orders, invoices, and written contracts.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to services resale by customers. The Company has no sales incentive programs.

The revenue for the year ended December 31, 2018 and 2017 was $4.8 million and nil respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. Inventories consist of raw materials.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to net realizable value.

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. There is no dilutive effect.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of the Company’s net income (loss) and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Recently Issued Accounting Standards

See Note 3 to the Consolidated Financial Statements included herewith.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2018 and 2017.

Consolidated Statements of Operations

	For the years ended December 31,
	2018	2017
Revenue	$4,812,788	$–
Cost of sales	(1,973,540)	–
Gross profit	2,839,248	–

Operating expenses
General and administrative expenses	(337,471)	(1,218)
Total operating expenses	(337,471)	(1,218)

Income (loss) from operations	2,501,777	(1,218)

Other income	47,783	–
Income (loss) before income tax	2,549,560	(1,218)

Provision for income tax	(659,523)	–
Net income (loss)	1,890,037	(1,218)

Less: Net income (loss) attributable to non-controlling interests	98,688	(43)
Net income (loss) attributable to the Company	1,791,349	(1,175)

Comprehensive income (loss)
Net income (loss)	1,890,037	(1,218)
Foreign currency translation adjustment	(61,500)	(8)
Total comprehensive income (loss)	1,828,537	(1,226)

Less: comprehensive income (loss) attributable to non-controlling interest	98,688	(43)
Comprehensive income (loss) attributable to the Company	1,729,849	(1,183)

Income (loss) per share
Basic	0.1790	(0.0001)
Diluted	0.1790	(0.0001)

Weighted average number of common shares outstanding
Basic	10,006,436	10,000,000
Diluted	10,006,436	10,000,000

Comparison of Results of Operations for the years ended December 31, 2018 and December 31, 2017

Revenue

Revenue for the year ended December 31, 2018 was $4.8 million compared to nil for the comparable period in 2017. The increase was driven by the development of our business. We started operations and received orders in 2018 to build up fish farming containers. Our China-based operation entity, GZ WFH, was set up in October 2017, and started operation in 2018, and the Company’s activity was limited in 2017.

Gross profit

Gross profit for the year ended December 31, 2018 was $2.8 million, compared to nil for the comparable period in 2017. This significant increase of gross profit margin was mainly because our China-based operation entity, GZ WFH, launched the operation and received the orders in 2018. Since the labor cost, raw materials from our suppliers are low-priced in Xingyi City, we had a high gross profit in 2018.

General and administrative expenses

General and administrative expenses were $337,471, for the year ended December 31, 2018, compared to approximately $1,218 for the comparable period in 2017. This increase was primarily due to the increase of salary to employees as well as allowance for doubtful accounts, amounting to $105,945 and $82,720, respectively.

Other income

Other income, which consists of sundry material sales income and government subsidy income, was $47,783 and nil for the year ended December 31, 2018 and 2017, respectively.

Income tax expenses

During the year ended December 31, 2018, we recorded a provision for income tax expense of $659,523 as compared to nil for the comparable period in 2017.

Net income (loss) attributable to the Company

Net income attributable to the Company (excluding net income attributable to non-controlling interest) for the year ended December 31, 2018 was $1.79 million compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $1,175 for the comparable period in 2017. The significant increase was due to the Company has received the orders to provide fish farming containers for the year ended December 31, 2018.

Liquidity and Capital Resources

The Company had operating cash outflows for the year ended December 31, 2108 and the cash balance was $7,207 as of December 31, 2018, which raise substantial doubt as to the Company’s ability to continue as a going concern.

Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, would enable to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and it has prepared the consolidated financial statements on a going concern basis.

a)       The Company started its business operation in 2018 and is continuing to focus on its business development and ultimately to attain profitable operations. It received sales orders amounting to approximately $8.2 million, and it delivered the goods to customers continuously subsequent to December 31, 2018.

b)       The Company obtained the continuous financial support letter from Mr. Yin-Chieh Cheng, the chief executive officer and a principle shareholder of the Company.

However, the Company continues to have ongoing obligations and it expects that it will require additional capital in order to execute its longer-term business plan. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing the Company’s business development activities, suspending the pursuit of its business plan, controlling overhead expenses and seeking to further dispose of non-core assets. Management cannot provide any assurance that the Company will raise additional capital if needed.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the years ended December 31,
	2018	2017
Net cash used in operating activities	$(790,332)	$(104,996)
Net cash used in investing activities	(68,404)	–
Net cash provided by financing activities	844,844	106,379
Effect of the exchange rate change on cash	19,667	49
Increase in cash	$5,775	$1,432

Net cash used in operating activities

Net cash used in operating activities amounted to $104,996 for the year ended December 31, 2017. This reflected a net loss of $1,218, and the effect of changes in working capital including an increase of advance to the supplier in the amount of $103,867, partially offset by an increase of $89 in other payables and accrued liabilities.

Net cash used in operating activities amounted to $790,332 for the year ended December 31, 2018. This reflected a net income of $1,890,037, as adjusted for non-cash items primarily including bad debt provision of $82,720, depreciation of $9,738 and net deferred income tax of $15,148, and offset by effect of changes in working capital including an increase of $3,662,860 of accounts receivable.

Net cash used in investing activities

Net cash used in investing activities was $68,404 and nil for the year ended December 31, 2018 and 2017 which were primarily attributable to the purchase of office equipment.

Net cash provided by financing activities

Net cash provided by financing activities amounted to $844,844 and $106,379 for the year ended December 31, 2018 and 2017, respectively, which was attributable to the proceeds from our shareholders primarily for our daily operation. See “Related Party Transactions”.

Since we plan to build our land-based fish farming demo sites in the US, Taiwan, Japan, and Thailand to promote our fish farming systems to the global market, we expect that we will require additional $5-10 million in capital, which includes the construction cost, marketing cost, operation costs, and etc., to meet our long-term operating requirements. We expect to obtain financing from shareholders or raise additional capital through, among other things, the sale of equity or debt securities. The shareholders are committed to provide additional financing required when we try to raise additional capital from third party investors or banks. However, there can be no assurance that we will be successful in raising this additional capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Recently Issued Accounting Pronouncements

Please refer to the Note 3 below.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are exposed to credit risk from our cash at bank and accounts receivable. The credit risk on cash at bank is limited because the counterparts are recognized financial institutions. Accounts receivable are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectability of accounts receivable by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers.

Foreign Currency and Exchange Risk

The functional currency of the Company is United States dollars (“US$”), and the functional currency of our Hong Kong subsidiary in Hong Kong dollars (“HK$”). The functional currency of PRC companies is the Renminbi. The PRC is the primary economic environment in which we operate.

For financial reporting purposes, the financial statements of PRC companies, which are prepared using the Renminbi, are translated into our reporting currency, the US$. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income/loss in shareholders’ equity.

Transactions denominated in currencies other than the reporting currency are translated into the reporting currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net loss of the consolidated financial statements for the respective periods.

Exchange rates applied are as follows.

	Year ended December 31, 2018	Year ended December 31, 2017

Period end RMB exchange rate	6.8482	6.5079
Average RMB exchange rate	6.6346	6.7394

Period end HK$ exchange rate	7.8361	7.8182
Average HK$ exchange rate	7.8392	7.7951

No representation is made that the HK$ and RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Country Risk

The substantial portion of our business, assets, and operations are located and conducted in mainland China. While the economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of mainland China, but may also have a negative effect on Nocera, Inc. For example, Nocera, Inc.’s operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to Nocera, Inc. If there are any changes in any policies by the Chinese government and Nocera, Inc.’s business is negatively affected as a result, then Nocera, Inc.’s financial results, including our ability to generate revenues and profits, will also be negatively affected.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective because of the material weaknesses described below.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our Company and our consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

● Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

● Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

● Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of December 31, 2018. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2018:

● we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act;

● we do not have an independent audit committee of our board of directors;

● there is insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

● inadequate segregation of duties.

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

Pending obtaining sufficient resources to implement these measures, we plan to take a number of actions to correct these material weaknesses, including, but not limited to, establishing an audit committee of our board of directors comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted smaller reporting companies from the auditor attestation requirement.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Annual Report are the Certifications of the Chief Executive Officer and the Interim Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors (“Board”) and executive management:

Name	Age	Position
Yin-Chieh Cheng	40	Chairman of the Board, Chief Financial Officer, and Treasurer
Kuan-Yin Cheng (1)	43	Chief Executive Officer, President, and Director
Erik Nelson (2)	48	Corporate Secretary

(1) Kuan-Yin Cheng is appointed director effective 10 days after mailing Notice to shareholders on Schedule 14(f)-1.

(2) Mr. Erik Nelson resigned as Chief Executive Officer, President, Director and Chief Financial Officer on December 31, 2018. He remained corporate Secretary.

Yin-Chieh Cheng, Chairman of the Board and Chief Financial Officer and Treasurer

Currently, Mr. Cheng serves as CFO of the Company. Prior to that role, from December 1, 2014, to present, Mr. Yin-Chieh Cheng acted as a director of Shengbo Accounting Firm in Shanghai. Mr. Yin-Chieh Cheng holds a bachelor’s degree in Accounting from George Mason University in Virginia.

Kuan-Yin Cheng, Chief Executive Officer, President, and Director

Currently, Ms. Cheng serves as CEO of the Company. Prior to that role, from May of 2000 to May 2013, Ms. Cheng acted as Senior Graphic Designer for National Association of Secondary Principals. Ms. Cheng holds a Bachelor of Arts degree in Graphic Design from the Corcoran School of Art.

Family Relationships

There are family relationships between our directors or executive officers. Mr. Yin-Chieh Cheng and Ms. Kuan-Yin Cheng are brother and sister, respectively.

Board of Directors

At the Effective Date of the Share Exchange, there was a change in our Board of Directors and executive officers. Mr. Erik Nelson, who had served as our sole executive officer and director, resigned as Chief Executive Officer, President and Chief Financial Officer effective immediately, and after appointing Mr. Yin-Chieh Cheng to serve as Chairman of the Board and Chief Financial Officer and Treasurer. Mr. Nelson remains the Corporate Secretary. He tendered his resignation as a director, with such resignation to be effective on the tenth day after mailing of a Schedule 14f-1 statement to our stockholders (the “Effective Date”). Our Board of Directors then appointed Kuan-Yin Cheng to serve as Chief Executive Officer and President. Also, in connection with the Share Exchange, the Board of Directors appointed Ms. Kuan-Yin Cheng to serve as a director, with such appointment to be effective on the Effective Date. Yin-Chieh Cheng will serve as a director on our Board of Directors and shall hold office until the next election of directors by stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal.

Board Committees

As of this date, our Board of Directors has not appointed an audit committee, compensation committee or nominating committee, however, we are not currently required to have such committees. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended and the Exchange Act. The functions ordinarily handled by these committees are currently handled by our entire Board of Directors. Our Board of Directors intends, however, to review our governance structure and institute board committees as necessary and advisable in the future, to facilitate the management of our business.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	compliance with applicable governmental laws, rules, and regulations;

•	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	accountability for adherence to the code.

We have not adopted a code of ethics because, to date, we have had no meaningful operations. However, we plan to adopt a code of ethics in the future.

Director Independence

We do not have any independent directors and our board of directors is in the process of searching for suitable candidates. Our board of directors does not have any committees, as companies whose securities are traded on the OTC Bulletin Board are not required to have board committees. However, at such time in the future that we appoint independent directors on our board, we expect to form the appropriate board committees.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2018, our directors and executive officers did not comply with Section 16(a) filing requirements applicable to them because of the late filings of certain Form 3’s.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2018 and 2017 to each of the following named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Equity Awards ($)	Total ($)
		$	$	$
Erik Nelson	2018	–	–	–
Former CEO, CFO and President, Current Corporate Secretary	2017	–	–	–

Kuan-Yin Cheng	2018	–	–	–
President and Chief Executive Officer	2017	–	–	–

Yin-Chieh Cheng	2018	–	667	–
Chief Financial Officer and Treasurer	2017	–	–	–

Employment Agreements

We have entered into a consulting agreement with Mr. Yin-Chieh Cheng on December 27, 2018. Mr. Cheng receiving a stock option award of 5,000,000 shares with 250,000 options vesting every Quarter for a period of 5 years. This award was valued at $304,155 in total using Black Scholes methodology. The award for the year ended December 31, 2018 was $667.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings, but they do not receive any other compensation for serving on the Board of Directors.

As of the effective date of the Share Exchange, we have 200,000,000 authorized shares of common stock, $0.001 par value per share, of which 12,349,200 shares of common stock are issued and outstanding. Each holder of common stock is entitled to one vote for each share owned of record on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event of a liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after the payment of all debts and liabilities of the Company. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund or conversion provisions.

Indemnification

The Company shall indemnify any and all of its directors, officers, former directors, former officers and any person who may have served at its request as a director or officer of another company in which it owns shares or of which it is a creditor, who were or are made a party or are threatened to be made a party to or are involved in, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative (each a“Proceeding”), or any appeal in such a Proceeding or any inquiry or investigation that could lead to such a Proceeding, against any and all liabilities, damages, reasonable and documented expenses (including reasonably incurred and substantiated attorneys’ fees), financial effects of judgments, fines, penalties (including excise and similar taxes and punitive damages) and amounts paid in settlement in connection with such Proceeding by any of them. Such indemnification shall not be deemed exclusive of any other rights to which those indemnified may be entitled otherwise.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2018 (after giving effect to the Share Exchange, due to the Merger described in Item 2.01 of this Current Report) by (ⅰ) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of January 1, 2019, we had 12,349,200 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors, and officers listed below is at 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of January 1, 2019, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. The table assumes 12,349,200 shares outstanding as of December 31, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares of Common Stock
Yin-Chieh Cheng, Chairman of the Board, Director and CFO (1)	5,250,000	(2)	42.5%
Kuan-Yin Cheng, CEO, President and Director Nominee (3)	–		0%
Erik Nelson, Corporate Secretary and Director (4)	650,000		5.26%
Bi Zhang (5)	4,750,000		38.5%
Marina S. Fiorino (6)	1,043,600		8.4%
All Directors, Executive Officers, and Director Nominees, as a group (3 persons)	5,900,000	(2)	47.76%

(1)	The business address of Yin-Chieh Cheng is Flat B, 6/F, Teda Building, 87 Wing Lok Street Sheung Wan, Hong Kong. Mr. Cheng, our Chairman, also serves as the general manager of GSI in Hong Kong and legal representative of the WFOE and has sole voting and investment power over the shares.
(2)	Does not include up to 5,000,000 Series “A” Warrants exercisable until 2023 at $0.50 which are subject to performance under Mr. Cheng’s Consulting Agreement and vesting at 250,000 per quarter.
(3)	Ms. Cheng’s business address is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.Mr. Nelson’s business address is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(4)	The business address of Mr. Zhang is Building #5 Feng Du Ban Pang Shan An Zhi Qu Xing Yi City, Guizhou Qian Xi Nan, China. Mr. Zhang, general manager of Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited, has sole voting and investment power over the shares.
(5)	The business address of Ms. Fiorino is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have not entered into any material transactions with any director, executive officer, and nominee for director, the beneficial owner of five percent or more of our common stock, or family members of such persons.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended December 31, 2018, the total fees billed to Nocera for audit-related services was $64,625, for tax services was nil and for all other services was nil.

During the fiscal years ended December 2017, the total fees billed to Nocera for audit-related services was $8,600, for tax services was nil and for all other services was nil.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: Please check “Index to Consolidated Financial Statements” of this annual report on Form 10-K.

2. Exhibits:

Exhibit No.	Description

2.1	Amended Agreement and Plan of Merger, dated December 27, 2018, and effective as of December 31, 2018, by and among Nocera, Inc., Grand Smooth Inc Limited and GSI Acquisition Corp. (2)

3.1	Certificate of Incorporation of Nocera, Inc., as amended. (1)

3.2	Bylaws of Nocera, Inc. (1)

3.3	Articles of Incorporation of GSI Acquisition Corp., a Colorado Corporation (2)

3.4	Articles of Grand Smooth Inc Limited, a Hong Kong, China Corporation (2)

3.5	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited (2)

10.1	Share Exchange Agreement (2)

10.2	2018 Nocera, Inc. Stock Option and Award Incentive Plan (2)

10.3	Yin-Chieh Cheng Consulting Agreement (2)**

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc. *
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc. *
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

(1) Incorporated herein by reference from the exhibits included in the Company’s Registration Statement on Form 10-12g dated October 19, 2018.

(2) Incorporated herein by reference from the exhibits included in the Forom 8-K12G3 filed on January 31, 2019

(**) Incorporated herein by reference as Exhibit “B” to Exhibit 2.1 included in this Form 8-K12G3 filing dated January 31, 2019.

ITEM 16.	10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Kuan-Yin Cheng
Name:	Kuan-Yin Cheng
Title:	President & Chief Executive Officer

Dated:	April 15, 2019

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	Chairman & Chief Financial Officer

Dated:	April 15, 2019

NOCERA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nocera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nocera, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), change in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

We have served as the Company’s auditor since 2018.

Beijing, China

April 15, 2019

NOCERA, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2018	December 31, 2017
	$	$
ASSETS
Current assets
Cash	7,207	1,432
Accounts receivable	3,548,613	–
Inventory	63,401	–
Advance to suppliers	73,012	107,562
Prepaid expenses and other assets, net	490,418	–
Total current assets	4,182,651	108,994

Property and equipment, net	58,702	–
Total assets	4,241,353	108,994

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable	233,492	–
Advance from customers	106,673	–
Other payables and accrued liabilities	421,784	92
Convertible note	3,465	–
Due to related parties	819,351	113,128
Income tax payable	624,276	–
Total current liabilities	2,209,041	113,220

Deferred tax liabilities, net	14,676	–
Deferred revenue	65,633	–

Total liabilities	2,289,350	113,220

Commitments and contingencies	–	–

Stockholders' equity (deficit)
Common stock ($0.001 par value; authorized 200,000,000 shares; 12,349,200 shares and 10,000,000 shares issued and outstanding as of December 31, 2018 and, 2017, respectively)	12,349	10,000
Additional paid-in capital	115,311	(10,000)
Statutory and other reserves	191,219	–
Retained earnings (Accumulated deficit)	1,595,955	(4,175)
Accumulated other comprehensive loss	(61,508)	(8)
Total Nocera, Inc.’s stockholders’ equity (deficit)	1,853,326	(4,183)
Non-controlling interests	98,677	(43)
Total stockholders' equity (deficit)	1,952,003	(4,226)

Total liabilities and stockholders' equity (deficit)	4,241,353	108,994

See notes to the consolidated financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in US Dollars)

	For the years ended December 31,
	2018	2017
	$	$
Net sales	4,812,788	–
Cost of sales	(1,973,540)	–
Gross profit	2,839,248	–

Operating expenses
General and administrative expenses	(337,471)	(1,218)
Total operating expenses	(337,471)	(1,218)

Income (loss) from operations	2,501,777	(1,218)

Other income	47,783	–
Income (loss) before income taxes	2,549,560	(1,218)

Provision for income tax	(659,523)	–
Net income (loss)	1,890,037	(1,218)

Less: Net income (loss) attributable to non-controlling interests	98,688	(43)
Net income (loss) attributable to the company	1,791,349	(1,175)

Comprehensive income (loss)
Net income (loss)	1,890,037	(1,218)
Foreign currency translation loss	(61,500)	(8)
Total comprehensive income (loss)	1,828,537	(1,226)

Less: comprehensive income (loss) attributable to non-controlling interest	98,688	(43)
Comprehensive income (loss) attributable to the Company	1,729,849	(1,183)

Income (loss) per share
Basic	0.1790	(0.0001)
Diluted	0.1790	(0.0001)

Weighted average number of common shares outstanding
Basic	10,006,436	10,000,000
Diluted	10,006,436	10,000,000

See notes to the consolidated financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Stated in US Dollars)

	Common Stock		Additional Paid in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera, Inc.’s Stockholders’ Equity	Non-controlling	Total Stockholders’ Equity
	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$	$	$	$	$	$	$	$
Balance, December 31, 2016	10,000,000	10,000	(10,000)	–	(3,000)	–	(3,000)	–	(3,000)
Net loss attribute to non-controlling interest	–	–	–	–	–	–	–	(43)	(43)
Net loss	–	–	–	–	(1,175)	–	(1,175)	–	(1,175)
Foreign currency translation adjustments	–	–	–	–	–	(8)	(8)	–	(8)
Balance, December 31, 2017	10,000,000	10,000	(10,000)	–	(4,175)	(8)	(4,183)	(43)	(4,226)

Reverse merger recapitalization	2,349,200	2,349	(20,630)	–	–	–	(18,281)	–	(18,281)
Capital contribution	–	–	145,973	–	–	–	145,973	–	145,973
Transfer to statutory and other reserves	–	–	–	191,219	(191,219)	–	–	–	–
Net income attribute to non-controlling interest	–	–	–	–	–	–	–	98,688	98,688
Purchase of non-controlling interest	–	–	(32)	–	–	–	(32)	32	–
Net income	–	–	–	–	1,791,349	–	1,791,349	–	1,791,349
Foreign currency translation adjustments	–	–	–	–	–	(61,500)	(61,500)	–	(61,500)
Balance, December 31, 2018	12,349,200	12,349	115,311	191,219	1,595,955	(61,508)	1,853,326	98,677	1,952,003

See notes to the consolidated financial statements

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	December 31,	December 31,
	2018	2017
	$	$
Cash flows from operating activities:
Net income (loss)	1,890,037	(1,218)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expenses	9,738	–
Bad debt provision	82,720	–
Deferred income tax	15,148	–
Changes in operating assets and liabilities:
Accounts receivable	(3,662,860)	–
Inventory	(65,442)	–
Advance to suppliers	30,145	(103,867)
Prepaid expenses and other assets, net	(588,326)	–
Accounts payable	241,008	–
Advance from customers	110,107	–
Other payables and accrued liabilities	435,273	89
Income tax payable	644,374	–
Deferred revenue	67,746	–
Net cash used in operating activities	(790,332)	(104,996)

Cash flows from investing activities
Purchase of property and equipment	(70,330)	–
Cash acquired from merger	1,926	–
Net cash used in investing activities	(68,404)	–

Cash flows from financing activities:
Shareholder capital contributions	145,973	–
Proceeds from related parties	884,263	106,379
Repayment to related parties	(185,392)	–
Net cash provided by financing activities	844,844	106,379

Effect of exchange rate changes on cash	19,667	49
Net increase in cash	5,775	1,432
Cash at beginning of year	1,432	–
Cash at end of year	7,207	1,432

Supplemental disclosures of cash flow information
Interest expenses paid	–	–
Income taxes paid	–	–

See notes to the consolidated financial statements.

NOCERA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1      PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of Nocera, Inc. ( “Nocera”) and its subsidiaries, Grand Smooth Inc Limited (“GSI”) and Guizhou Grand Smooth Technology Ltd. (“GZ GST” or “WFOE”), and Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited (“GZ WFH”) that is controlled through contractual arrangements. The Company, GSI, GZ GST and GZ WFH are collectively referred to as the “Company”.

Nocera was incorporated in the State of Nevada on February 1, 2002 and is based in Atlanta, Georgia. It did not engage in any operations and was dormant from its inception until its reverse merger of GSI on December 31, 2018.

Reverse merger

Effective December 31, 2018, Nocera completed a reverse merger transaction (the “Transaction”) pursuant to an Agreement and Plan of Merger (the “Agreement”), with (i) GSI, (ii) GSI’s shareholders, Yin-Chieh Cheng and Bi Zhang, who together owned shares constituting 100% of the issued and outstanding ordinary shares of GSI (the “GSI Shares”) and (iii) GSI Acquisition Corp. Under the terms of the Agreement, the GSI Shareholders transferred to Nocera all of the GSI Shares in exchange for the issuance of 10,000,000 shares (the “Shares”) of Nocera’s common stock (the “Share Exchange”). As a result of the reverse merger, GSI became Nocera’s wholly-owned subsidiary and Yin-Chieh Cheng and Bi Zhang, the former shareholders of GSI, became Nocera’s controlling shareholders. The share exchange transaction with GSI was treated as a reverse merger, with GSI as the accounting acquirer and Nocera as the acquired party.

GSI is a limited company established under the laws and regulations of Hong Kong on August 1, 2014, and is a holding company without any operation.

GZ WFH was incorporated in Xingyi City, Guizhou Province, People’s Republic of China (“PRC”) on October 25, 2017, and is engaged in providing fish farming containers service, which integrates sales, installments, and maintenance of aquaculture equipment. The registered capital of GZ WFH is RMB$5,000,000 (equal to US$733,138).

On November 13, 2018, GSI incorporated GZ GST in PRC with registered capital of US$15,000.

Reorganization

In anticipation of the reverse merger, GSI undertook a reorganization and became the ultimate holding company of WFOE and GZ WFH, which were all controlled by the same shareholders before and after the Reorganization.

Effective on December 31, 2018, shareholders of GZ WFH and WFOE entered into a series of contractual agreements (“VIE Agreements” which are described below). As a result, GSI, through WFOE, has been determined to be the primary beneficiary of GZ WFH and GZ WFH became VIE of GSI. Accordingly, GSI consolidates GZ WFH’s operations, assets, and liabilities.

Immediately before and after reorganization completed on December 31, 2018 as described above, GSI together with WFOE and its VIE were effectively controlled by the same shareholders, therefore, the reorganization was accounted for as a recapitalization. The accompanying consolidated financial statements have been prepared as if the current corporate structure has been in existence throughout the periods presented. The consolidation of the GSI and its subsidiary and VIE has been accounted for at historical cost as of the beginning of the first period presented in the accompanying financial statements.

The VIE Agreements

The VIE structure was adopted mainly because the China operating company may in the future engage in business that may require special licenses in China and which can be an industry that prohibits foreign investment. WFOE has entered into the following contractual arrangements with a shareholder of GZ WFH, that enable the Company to (1) have the power to direct the activities that most significantly affects the economic performance of GZ WFH, and (2) receive the economic benefits of GZ WFH that could be significant to GZ WFH. The Company is fully and exclusively responsible for the management of GZ WFH, assumes all of the risk of losses of GZ WFH and has the exclusive right to exercise all voting rights of GZ WFH’s shareholder. Therefore, in accordance with ASC 810 "Consolidation", the Company is considered the primary beneficiary of GZ WFH and has consolidated GZ WFH’s assets, liabilities, results of operations, and cash flows in the accompanying consolidated financial statements.

(1) Voting Rights Proxy Agreement & Power of Attorney. Mr. Zhang Bi, (Existing Shareholder) hereby irrevocably undertake that he authorize the WFOE or the individual then designated by the WFOE (“Attorney”) to exercise, on his behalf, the following rights available to them in their capacity as a shareholder of the GZ WFH under the then effective articles of association of the GZ WFH (collectively, “Powers”): (a) to propose the convening of, and attend, shareholders’ meetings in accordance with the articles of association of the GZ WFH on behalf of the Existing Shareholder; (b) to exercise voting rights on behalf of the Existing Shareholder on all matters required to be deliberated and resolved by the shareholders’ meeting, including without limitation the appointment and election of the directors and other executives to be appointed and removed by the shareholders, of the GZ WFH the sale or transfer of all or part of the equity held by shareholders in the GZ WFH; (c) to exercise other shareholders’ voting rights under the articles of association of the GZ WFH (including any other shareholders’ voting rights stipulated upon an amendment to such articles of association); (d) other voting rights that shareholders shall enjoy under the PRC laws, as amended, revised, supplemented and re-enacted, no matter whether they take effect before or after the conclusion of this Agreement. The Existing Shareholders shall not revoke the authorization and entrustment accorded to the Attorney other than in the case where the WFOE gives the Existing Shareholders a written notice requesting the replacement of the Attorney, in which event the Existing Shareholders shall immediately appoint such other person as then designated by the WFOE to exercise the foregoing Powers and such new authorization and entrustment shall supersede, immediately upon its grant, the original authorization, and entrustment.

(2) Exclusive Business Cooperation Agreement. The WFOE agrees to provide technical consulting and services including management consulting services, general and financial advisory service and various general and administrative service, for the specific content thereof (hereinafter referred to as the “Target Business”) to the GZ WFH as the technical consulting and service provider of the GZ WFH in accordance with the conditions set forth herein during the term of this Agreement. GZ WFH agrees to accept the technical consulting and services provided by the WFOE. GZ WFH further agrees that, without the prior written consent of the WFOE, during the term of this Agreement, it shall not accept any technical consulting and services identical or similar to Target Business that are provided by any third party.

(3) Equity Pledge Agreement. Under the Equity Interest Pledge Agreement between the WFOE and Mr. Zhang Bi, the shareholder of GZ WFH, shareholder pledged all of his equity interests in GZ WFH to WFOE to guarantee the performance of GZ WFH’s obligations under the Exclusive Business Cooperation Agreement. Under the terms of the agreement, in the event that GZ WFH or shareholders breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, WFOE, as pledgee, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests. Zhang Bi also agreed that upon the occurrence of any event of default, as set forth in the Equity Interest Pledge Agreement, WFOE is entitled to claim indemnity.

(4) Exclusive Call Option Agreement. GZ WFH and its shareholder, Mr. Zhang Bi, have entered into an Exclusive Call Option Agreement with WFOE. Under the Exclusive Call Option Agreement, the GZ WFH shareholder irrevocably granted WFOE (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, part or all of their equity interests in GZ WFH. According to the Exclusive Call Option Agreement, the purchase price shall be the minimum price permitted by applicable PRC Law at the time when such share transfer occurs.

Risks in relation to the VIE structure

The Company believes that the contractual arrangements with its VIE and their respective shareholder are in compliance with PRC laws and regulations and are legally enforceable. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government could:

•	revoke the business and operating licenses of the Company’s PRC subsidiary and VIE;

•	discontinue or restrict the operations of any related-party transactions between the Company’s PRC subsidiary and VIE;

•	limit the Company’s business expansion in China by way of entering into contractual arrangements;

•	impose fines or other requirements with which the Company’s PRC subsidiary and VIE may not be able to comply;

•	require the Company or the Company’s PRC subsidiary and VIE to restructure the relevant ownership structure or operations; or

•	restrict or prohibit the Company’s use of the proceeds of the additional public offering to finance the Company’s business and operations in China.

The Company’s ability to conduct its private equity investment management business may be negatively affected if the PRC government were to carry out of any of the aforementioned actions. As a result, the Company may not be able to consolidate its VIE in its consolidated financial statements as it may lose the ability to exert effective control over the VIE and their respective shareholders and it may lose the ability to receive economic benefits from the VIE. The Company, however, does not believe such actions would result in the liquidation or dissolution of the Company, its PRC subsidiary, and VIE.

The interests of the shareholders of VIE may diverge from that of the Company and that may potentially increase the risk that they would seek to act contrary to the contractual terms. The Company cannot assure that when conflicts of interest arise, shareholders of VIE will act in the best interests of the Company or that conflicts of interests will be resolved in the Company’s favor. Currently, the Company does not have existing arrangements to address potential conflicts of interest the shareholders of VIE may encounter in its capacity as beneficial owners and directors of VIE, on the one hand, and as beneficial owners and directors of the Company, on the other hand. The Company believes the shareholders of VIE will not act contrary to any of the contractual arrangements and the exclusive option agreements provide the Company with a mechanism to remove the current shareholders of VIE should they act to the detriment of the Company. The Company relies on certain current shareholders of VIE to fulfill their fiduciary duties and abide by laws of the PRC and act in the best interest of the Company. If the Company cannot resolve any conflicts of interest or disputes between the Company and the shareholders of VIE, the Company would have to rely on legal proceedings, which could result in disruption of its business, and there is substantial uncertainty as to the outcome of any such legal proceedings. Total assets and liabilities presented on the Company’s Consolidated Balance Sheets and expense, net income (loss) presented on Consolidated Statement of Operations and Comprehensive Income (Loss) as well as the cash flow from operating, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of the Company’s VIE GZ WFH. The following financial statements amounts and balances of the VIE were included in the accompanying consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
	$	$
Cash	5,281	1,432
Total assets	3,770,082	108,994
Total liabilities	1,712,078	109,220

	For the years ended December 31,
	2018	2017
	$	$
Revenue	4,812,788	–
Net income (loss)	1,973,757	(218)
Net cash used in operating activities	(222,757)	(218)
Net cash used in investing activities	(70,330)	–
Net cash provided by financing activities	292,381	105,379

Note 2      GOING CONCERN

The Company had operating cash outflows for the year ended December 31, 2018 and the cash balance was $7,207 as of December 31, 2018, which raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, would enable to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and it has prepared the consolidated financial statements on a going concern basis.

a)	The Company started its business operation in 2018 and is continuing to focus on its business development and ultimately to attain profitable operations. It received sales orders amounting to approximately $8.2 million, and it delivered the goods to customers continuously subsequent to December 31, 2018.

b)	The Company obtained the continuous financial support letter from Mr. Yin-Chieh Cheng, the chief executive officer and a principle shareholder of the Company.

However, the Company continues to have ongoing obligations and it expects that it will require additional capital in order to execute its longer-term business plan. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing the Company’s business development activities, suspending the pursuit of its business plan, controlling overhead expenses and seeking to further dispose of non-core assets. Management cannot provide any assurance that the Company will raise additional capital if needed.

Note 3      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Change of Reporting Entity and Basis of Presentation

As a result of the Share Exchange on December 31, 2018, GSI became a wholly owned subsidiary of Nocera, Inc. The former GSI’s shareholders owned a majority of the common stock of the Company. The Transaction was regarded as a reverse merger whereby GSI was considered to be the accounting acquirer as its shareholders retained control of the Company after the Share Exchange, although Nocera, Inc. is the legal parent company. The Share Exchange was treated as a recapitalization of the Company.

As a result, the assets and liabilities and the historical operations that will be reflected in the Nocera’s financial statements after consummation of the Transaction will be those of GSI and will be recorded at the historical cost basis of GSI. Nocera’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of GSI upon consummation of the Transaction. As such, GSI is the continuing entity for financial reporting purpose. In a reverse merger, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid-in-capital. Therefore, the financial statements have been prepared as if GSI had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The consolidated financial statements included the financial statements of all subsidiaries and the VIE of the Company. All transactions and balances between the Company and its subsidiary and VIE have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. Further, the Company reviews the recoverable amount of each individual trade debt at each balance sheet date with the consideration of credit insurance to ensure that adequate impairment losses are made for irrecoverable amounts. In this regard, the management of the Company considers that the Company’s credit risk is significantly reduced.

There were two customers accounted for 100% of net sales during the years ended December 31, 2018, and accounted for 99.29% of total accounts receivables as of December 31, 2018. Revenue for the year ended December 31, 2017 and accounts receivable as of December 31, 2017 were both nil, as the Company received orders since 2018.

During the year ended December 31, 2018, there were three major suppliers accounted for 15.3%, 16.6% and 17.1% of our total purchase amount, respectively. There was no supplier accounted for or over 10% of our total purchase amount during the year ended December 31, 2017.

Fair Value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements.

ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability.

ASC Topic 820 specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value. Unobservable inputs are valuation technique inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Management of the Company is responsible for determining the assets acquired, liabilities assumed and intangibles identified as of the acquisition date and considered a number of factors including valuations from an independent appraiser.

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company measures fair value using valuation techniques that use, when possible, current market-based or independently sourced market parameters, such as interest rates and currency rates.

As of December 31, 2018 and 2017, there are no assets or liabilities that are measured and reported at fair value on a recurring basis.

Cash

Cash include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2018 and 2017 were $7,207 and $1,432, respectively.

Accounts Receivable

Accounts receivable are stated at the original amount less an allowance for doubtful receivables, if any, based on a review of all outstanding amounts at period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. The Company analyzes the aging of the customer accounts, coverage of credit insurance, customer concentrations, customer credit-worthiness, historical and current economic trends and changes in its customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

The balance of accounts receivable as of December 31, 2018 and 2017 were $3,548,613 and nil, respectively. And no allowance for accounts receivables for the years ended December 31, 2018 and 2017, respectively.

Prepaid Expenses and Other Assets, Net

Prepaid expense and other assets, net consist of receivable from a concert, prepaid rent and etc. Management reviews its receivable balance each reporting period to determine if an allowance for doubtful accounts is required. An allowance for doubtful account is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging, and prevailing economic conditions. Bad debts are written off against the allowance after all collection efforts have ceased.

Prepaid expense and other assets were $490,418 and $nil as of December 31, 2018 and 2017, respectively. Based on management’s assessment, $82,720 allowance was deemed necessary as of December 31, 2018. And no allowance was deemed necessary as of December 31, 2017.

Inventory

Inventories are stated at lower of cost or net realizable value. Cost is determined using the weighted average method. Inventories include raw materials, work in progress and finished goods. The variable production overhead is allocated to each unit of product on the basis of the actual use of the production facilities. The allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to net realizable value.

The inventory as of December 31, 2018 represented the raw materials. The inventory balance as of December 31, 2018 and 2017 were $63,401 and nil, respectively. There were no inventory write downs as of December 31, 2018 and December 31, 2017.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs, and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, which are shown as follows.

Useful life
Leasehold improvements	Shorter of the remaining lease terms and estimated useful lives
Furniture and fixture	5 years
Equipment	3 years
Vehicle	5 years

Upon sale or disposal, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets, using the expected future discounted cash flows.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of its business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter.

Revenue Recognition

The Company has early adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified ASC 606 on January 1, 2017.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

•	Step 1: Identify the contract (s) with a customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligation in the contract

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company considered revenue is recognized when (or as) the Company satisfies performance obligations by transferring a promised goods and provide maintenance service to a customer. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods and providing maintenance service to the customer. Contracts with customers are comprised of invoices and written contracts.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to services resale by customers. The Company has no sales incentive programs.

The Company provides goods as well as maintenance service warrants for the goods sold with a period vary from 18 months to 72 months, and majority are 18 months. Since the Company started operation from March 2018, the net sales recognized for the year ended December 31 2018 and 2017 were $4,812,788 and nil, respectively. $3,443,570 and $nil in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018 and 2017, respectively. For performance obligation related to providing products, the Company expects to recognize the revenue according to the delivery of products. For performance obligation related to maintenance service warranties, the Company expects to recognize the revenue on a ratable basis using a time-based output method. The performance obligations are typically satisfied as services are rendered on a straight-line basis over the contract term, which is generally for 18 months as majority of the maintenance service warrants periods provided are 18 months.

The Company does not have amounts of contract assets since revenue is recognized as control of goods is transferred. The contract liabilities consist of advance payments from customers and deferred revenue. Advance payments from customer is expected to be recognized as revenue within 12 months. Deferred revenue are expected to be recognized as revenue within 18 months.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs, depreciation, and related expenses, which are directly attributable to the production of the product. Write-down of inventories to lower of cost or net realizable value is also recorded in cost of sales.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of December 31, 2018 and 2017 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

Comprehensive Income (Loss)

Comprehensive income or loss is comprised of the Company’s net income (loss) and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar (“US$”). The functional currency of the Company’s subsidiary and the consolidated VIE is RMB. In the consolidated financial statements, the financial information of the Company’s subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive income (loss). The exchange rates as of December 31, 2018 and 2017 are 6.8482 and 6.50798, respectively. The annual average exchange rates for the year ended December 31, 2018 and 2017 are 6.6346 and 6.7394, respectively.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to holders of common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. There is no dilutive effect.

Recently Issued Accounting Pronouncements

ASU No. 2014-09. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on January 1, 2017. This adoption has no materially impact on consolidated financial statements or related disclosures.

ASU No. 2016-02. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Lease (Topic 842)”, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has adopted this standard effective January 1, 2019 and, we believe that such adoption will not have a material impact on our consolidated financial position.

ASU-2016-15. In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable.   There was no impact of the standard on the Company’s consolidated financial statements.

ASU 2016-18. In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017, with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. There was no impact of the standard on the Company’s consolidated financial statements.

ASU No. 2018-02. In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220)”. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. Public business entities should apply the amendments in ASU 2018-02 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

ASU No. 2018-07. In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-05. In March 2018, the FASB issued ASU No. 2018-05, “Income Tax (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Act was signed into law. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

ASU 2018-13. In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is not expect that this guidance will have a material impact on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Note 4      INVENTORY

As of December 31, 2018 and 2017, inventory consisted of the following:

	December 31, 2018	December 31, 2017
	$	$
Raw materials	63,401	–
Total	63,401	–

Note 5      ADVANCE TO SUPPLIERS

Balances of advances to suppliers were $73,012 and $107,562 as of December 31, 2018 and 2017, respectively, which represented prepayments to suppliers for raw materials.

Note 6      PREPAID EXPENSES AND OTHER ASSETS, NET

	December 31, 2018	December 31, 2017
	$	$
Receivable from a third party (1)	551,464	–
Other receivables from third party	15,565	–
Prepaid rent expense	3,895	–
Others	2,214	–
	573,138	–
Allowance for doubtful accounts	(82,720)	–
Prepaid expenses and other assets, net	490,418	–

(1)	The balance as of December 31, 2018 represented the receivable from a concert host. The Company sponsored a concert which was held in Taiwan in November 2018 for branding purpose. As of December 31, 2018, the Company provided a bad debt provision amounting to $82,720.

Note 7      PROPERTY AND EQUIPMENT, NET

As of December 31, 2018 and December 31, 2017, property and equipment consisted of the following:

	December 31, 2018	December 31, 2017
	$	$
Furniture and fixtures	3,793	–
Equipment	12,612	–
Leasehold improvement	10,066	–
Vehicle	41,665	–
	68,136	–
Accumulated depreciation	(9,434)	–
Property and equipment, net	58,702	–

Depreciation expenses for the year ended December 31, 2018 and 2017 were $9,738 and nil, respectively.

Note 8      OTHER PAYABLES AND ACCRUED LIABILITY

	December 31, 2018	December 31, 2017
	$	$
VAT payable	310,661	–
Accrued expenses	74,395	–
Other payable to third party	21,904	–
Salary payable	12,049	77
Short-term advance from staff	1,827	–
Others	948	15
Total	421,784	92

Note 9      CONVERTIBLE NOTE

On September 20, 2018, Nocera, Inc. entered into a one year $10,000 Convertible Note (“Note”) with Coral Investment Partners, LP. (“CIP”), an entity controlled by Erik Nelson, the Company’s corporate secretary and director. The Note carries an interest rate of twenty-four percent (24%), and is convertible into shares of the Company’s common stock at a price of $0.01 per share. As an inducement to issue the Note, CIP received 150,000 Class A Warrants and 150,000 Class B warrants at strike prices of $0.50 and $1.00, respectively.

The Company evaluates convertible instruments, such as the warrants issued in connection with the Note under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for at fair value with changes in fair value recorded in earnings. The Company determined that the conversion features in the warrants should not be treated as an embedded derivative, and therefore ASC 815 was not applicable.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is then evaluated under ASC 470-20 “Debt with Conversion and other Options” for consideration of any beneficial conversion features (“BCF”) requiring separate recognition. The Company determined that a BCF existed because the conversion price on the Note was lower than the market price of the Company’s common stock.

The intrinsic value of the BCF was determined to be approximately $330,000. In accordance with ASC 470-20-30-8, the amount of the discount assigned to the BCF equal to the lower amount of either i) the Intrinsic Value of the BCF or ii) the proceeds realized upon the issuance of the note, therefore the Company recorded the discount assigned to the BCF of $10,000. Under the guidelines of ASC 470-20-55-11, the Company determined based on a $10,000 value of the Note and a $7,095 value for the Warrants; that approximately 58.5% of the Note should be allocated to the BCF, or $5,850. The BCF was recognized as note discount, and amortized through the maturity of the Note, with a corresponding increase to additional paid-in capital. For the year ended December 31, 2018, the interest accretion of the BCF was $1,635. The remaining 41.5% of the Note or $7,095 should be allocated to the warrants. Since the allocation cannot exceed the Note value, the value of the warrants was determined to be $4,150, and it was recognized as note discount to be amortized during the period of Note. The interest accretion of the warrants was $1,160.

As of December 31, 2018, the remaining principle amount of the Note was $10,000, and the reaming unamortized note discount was $7,205. The aggregate effective interest rate on the Note is approximately 24%. For the year ended December 31, 2018, the interest accretion and the contractual interest coupon of the Note was $2,795 and $671, respectively. The Company has repaid the Note together with the interest on January 3, 2019.

The fair value of 150,000 Class A Warrants and 150,000 Class B warrants issued on September 20, 2018 were measured by the Black-Scholes pricing model with the following assumptions.

September 20, 2018

Dividend yield	–
Risk-free interest rate	2.96%
Expected term (in years)	4.57
Volatility	25.3%

The following lists the components of the ending balance of convertible note as of December 31, 2018 and 2017, respectively.

	December 31, 2018	December 31, 2017
	$	$
Gross convertible note	10,671	–
Less: Discount on BCF	4,215	–
Discount on warrants	2,990	–
Convertible note, net	3,465	–

Note 10      TAXATION

The Company and its subsidiary, and the consolidated VIE file tax returns separately.

1) Value-added tax (“VAT”)

Pursuant to the Provisional Regulation of the PRC on VAT and the related implementing rules, all entities and individuals ("taxpayers") that are engaged in the sale of products in the PRC are generally required to pay VAT, at a rate of which was changed from 17% to 16% on May 1, 2018 of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. GZ WFH also subjected to 10% for the installment service provided.

2) Income tax

United States

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into legislation. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 34% to 21%, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax.

On December 22, 217, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. The Company has completed the assessment of the income tax effect of the Tax Act and there were no adjustments recorded to the provisional amounts.

Since the Company completed the reverse merger acquisition on December 31, 2018, and did not have any operational income and expenses recorded; as such, it has no additional provision amount resulted by the Global Intangible Low Taxed Income inclusion on current earnings and profits of its foreign controlled corporations as. The Company has no transition tax for the same reason. The Company does not have any specified foreign corporations as of December 31, 2017, and therefore, is not subject to 2017 transition taxes.

Hong Kong

The HK tax reform has introduced two-tiered profits tax rates for corporations. Under the two-tiered profits tax rates regime, the profits tax rate for the first $2 million of assessable profits will be lowered to 8.25% (half of the rate specified in Schedule 8 to the Inland Revenue Ordinance (IRO)) for corporations. Assessable profits above $2 million will continue to be subject to the rate of 16.5% for corporations. The Company assessed that the HK entity will not earned profit greater than $2 million, it is subject to a corporate income tax rate of 8.25%.

PRC

WFOE and the consolidated VIE established in the PRC are subject to the PRC statutory income tax rate of 25%, according to the PRC Enterprise Income Tax (“EIT”) law.

The components of the income tax provision are:

	For the years ended December 31,
	2018	2017
	$	$
Current	644,375	–
Deferred	15,148	–
Total income tax provision	659,523	–

The reconciliation of income taxes expenses computed at the PRC statutory tax rate applicable to income tax expense is as follows:

	For the years ended December 31,
	2018	2017
PRC income tax statutory rate	25.00%	25.00%
Impact of different tax rates in other jurisdictions	0.27%	(6.99%	)
Tax effect of non-deductible entertainment	0.05%	–
Changes in valuation allowance	0.55%	(18.01%	)
Effective tax rate	25.87%	–

3) Deferred tax liabilities, net

The tax effects of temporary differences representing deferred income tax assets result principally from the following:

	December 31, 2018	December 31, 2017
	$	$
Deferred tax assets
Tax loss carried forward	743	716
Allowance for doubtful receivables	6,824	–
	7,567	716
Valuation allowance	(7,567)	(716)
Total deferred tax assets, net	–	–

Deferred tax liabilities
Property and equipment, difference in depreciation	(14,676)	–

Deferred tax liabilities, net	(14,676)	–

As of December 31, 2018 and 2017, the Company had operating loss carry-forwards of $5,000 and $4,225, respectively. The valuation allowance was provided against deferred tax assets in entities where it was determined, it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which generated from tax loss carry-forwards, which can be carried forward to offset future taxable income and allowance for receivables. The management determines it is more likely than not that part of deferred tax assets could not be utilized, so allowance was provided as of December 31, 2018 and 2017.

PRC Withholding Tax on Dividends

The current PRC Enterprise Income Tax Law imposes a 10% withholding income tax for dividends distributed by foreign-invested enterprises to their immediate holding companies outside the PRC. A lower withholding tax rate will be applied if there is a tax treaty arrangement between the PRC and the jurisdiction of the foreign holding company. Distributions to holding companies in Hong Kong that satisfy certain requirements specified by PRC tax authorities, for example, will be subject to a 5% withholding tax rate.

As of December 31, 2018 and 2017, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 11      RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	December 31, 2018	December 31, 2017
	$	$
Mr. Zhang Bi (1)	(245,545)	(109,127)
Mr. Yin-Chieh Cheng (2)	(556,464)	(4,000)
Coral Capital Partners (3)	(10,718)	–
Mountain Share Transfer, LLC (3)	(6,624)	–
Total	(819,351)	(113,127)

Note:

(1)	Mr. Zhang Bi is the chief executive officer of GZ WFH, and he holds 38.5% shares of the Company. The balance represented the amount paid by Mr. Zhang on behalf of the Company for purchase of the raw materials.

(2)	Mr. Cheng Yin-Chieh is the chief financial officer of the Company, and he holds 42.5% shares of the Company. The balance represented the amount paid by Mr. Cheng on behalf of the Company for its daily operation purpose.

(3)	Coral Capital Partners and Mountain Share Transfer, LLC are companies 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

Related party transactions

The details of the related party transactions were as follows:

	For the years ended December 31,
	2018	2017
	$	$
Purchase from related party
Mr. Zhang Bi (1)	165,797	–

Paid on behalf of the Company
Mr. Zhang Bi (2)	166,002	105,379
Mr. Yin-Chieh Cheng (2)	552,056	1,000
Coral Capital Partners (2)	6,743	–
Mountain Share Transfer, LLC (2)	2,874	–

Convertible note issued to related party
Coral Investment Partners, LP (3)	10,000
Coral Investment Partners, LP (4)	671	–

Note:

(1)	The transaction represents the inventory sold by Mr. Zhang Bi to the Company at the market value.
(2)	The transactions represent the amount paid by Mr. Zhang Bi, Mr. Cheng Yin-Chieh, Coral Capital Partners and Mountain Share Transfer, LLC on behalf of the Company for its daily operation.
(3)	It represents the convertible note issued by the Company (see Note 9).
(4)	It represents the interest expenses accrued for convertible note.

Note 12      COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each, and issued ordinary shares were 2,349,200 as of December 31, 2018.

Effective December 31, 2018, the Transaction was consummated. Pursuant to the Agreement, Nocera acquired 100% of the issued and outstanding capital stock of GSI, in exchange for 10,000,000 shares of Nocera’s common stock. The shares were issued on January 6, 2019 to the former shareholders of GSI, Mr. Yin-Chieh Cheng and Mr. Bi Zhang. As a result of the Transaction, 12,349,200 common stock were issued and outstanding at January 6, 2019.

All number of shares, share amounts and per share data presented in the accompanying consolidated financial statements and related notes have been retroactively restated to reflect the reverse merger transaction and subsequent issuance of shares stated above, except for authorized common shares, which were not affected.

Note 13      SHARE-BASED COMPENSATION

On December 27, 2018, Nocera granted Mr. Yin-Chief Cheng quarterly option awards of 250,000 Series “A” Warrants for 20 quarters (5 years) for a total of 5,000,000 series “A” Warrants, subject to continued employment for services as Chairman of the Board and a Director.

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	December 31, 2018	December 31, 2017

Dividend yield	–	N/A
Risk-free interest rate	2.55%	N/A
Expected term (in years)	3.69	N/A
Volatility	26.6%	N/A

The Company estimated the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield. The Company calculated expected option terms based on the “simplified” method for “plain vanilla” options due to the limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. The Company calculated volatility using the average adjusted volatility of quick companies feature of Capital IQ for a period of time reflective of the expected option term, while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted. Dividend yield is estimated at our current dividend rate, which adjustments for any known future changes in the rate.

For the year ended December 31, 2018, $667 was recognized into additional paid-in capital of the Company as a result of reverse merger recapitalization.

As of December 31, 2018, total unrecognized compensation cost related to unvested share-based compensation awards was $303,489. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining vesting period of 4.99 years.

Note 14      NON-CONTROLLING INTERESTS

As of December 31, 2018 and 2017, the Company recognized non-controlling interests in the consolidated statements of operations and other comprehensive income (loss) to reflect the 5% and 19.7% economic interest in GZ WFH or VIE, that is attributable to the shareholders other than the Company.

On September 16, 2018, the Company purchased the 14.7% equity interest in GZ WFH from a minority shareholder at a consideration of RMB1. The difference between the consideration and the carrying amount of the non-controlling interest derecognized was recorded as an adjustment to additional paid-in capital.

For the years ended December 31, 2018 and 2017, non-controlling interests related to GZ WFH in the consolidated statements of operations was income of $98,688 and loss of $43, respectively.

Note 15      EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2018 and 2017.

	For the years ended December 31,
	2018	2017
	$	$
Numerator:
Net income (loss) attributable to the Company	1,791,349	(1,175)

Denominator:
Weighted-average shares outstanding
- Basic	10,006,436	10,000,000
- Diluted	10,006,436	10,000,000

Earnings (loss) per share:
- Basic	0.1790	(0.0001)
- Diluted	0.1790	(0.0001)

Basic earnings (loss) per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period.

Due to the loss from Nocera, Inc. for the period, 300,000 share options were excluded from the calculation of diluted earnings per share for the year ended December 31, 2018, because the effect would be anti-dilutive. And no share options were excluded in the calculation of diluted loss per share for year ended December 31, 2017.

Note 16      COMMITMENTS AND CONTINGENCIES

Operating leases commitments

The Company leases office and accommodation under a non-cancelable operating lease agreement that expire on May 10, 2028, with an option to renew the lease. The first five years are on a fixed payment basis. And it is subject to a market price adjustment for the second five years, which is considered as a contingent rental, and has been excluded from minimum future payment entirely. Minimum future commitments under the agreement as of December 31, 2018 are as follows:

Years ended December 31,	Lease Commitment
$
2019	-
2020	1,947
2021	2,920
2022	2,920
2023	973
Total	8,761

Rent and property management expenses were $1,019 and nil for the years ended December 31, 2018 and 2017, respectively.

Capital commitments

As of December 31, 2018 and 2017, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $nil.

Contingencies

In the ordinary course of business, the Company may be subject to legal proceeding regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

The Company has no significant pending litigation as of April 15, 2019.

Note 17      SUBSEQUENT EVENT

On January 6, 2019, the Company issued 10,000,000 shares of common stock to the former shareholders of GSI for the reverse merger transaction, in which 5,250,000 shares were issued to Mr. Yin-Chieh Cheng and 4,750,000 shares were issued to for Mr. Bi Zhang. All number of shares, share amounts and per share data presented in the accompanying consolidated financial statements and related notes have been retroactively restated since January 1, 2017.

