Form 10-Q
period 2019-03-31
NOCERA, INC.
filed 2019-05-17
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

(404) 816-8240

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	NCRA	OTC Markets Pink

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

There were 12,354,200 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 17, 2019.

TABLE OF CONTENTS

NOCERA, INC.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	March 31, 2019	December 31, 2018
	(Unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	23,426	7,207
Account receivables, net	3,424,907	3,548,613
Inventories	205,439	63,401
Advance to suppliers	28,217	73,012
Prepaid expenses and other current assets, net	491,329	490,418
Total current assets	4,173,318	4,182,651

Property and equipment, net	55,999	58,702
Operating lease right-of-use asset	155,982	–
Total assets	4,385,299	4,241,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Account payables	290,561	233,492
Advance from customers	108,490	106,673
Other payables and accrued liabilities	314,472	421,784
Convertible note	–	3,465
Due to related parties	1,117,181	819,351
Income tax payable	630,086	624,276
Total current liabilities	2,460,790	2,209,041

Deferred tax liabilities, net	14,000	14,676
Deferred revenue	55,319	65,633
Operating lease liabilities	8,378	–
Total liabilities	2,538,487	2,289,350

Commitments and contingencies	–	–

Stockholders' equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 12,354,200 shares and 12,349,200 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	12,354	12,349
Additional paid-in capital	133,905	115,311
Statutory and other reserves	191,219	191,219
Retained earnings	1,437,576	1,595,955
Accumulated other comprehensive loss	(27,986)	(61,508)
Total Nocera, Inc.’s stockholders’ equity	1,747,068	1,853,326
Non-controlling interests	99,744	98,677
Total stockholders' equity	1,846,812	1,952,003

Total liabilities and stockholders' equity	4,385,299	4,241,353

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2019	2018
	$	$
Net sales	11,474	–
Cost of sales	–	–
Gross profit	11,474	–

Operating expenses
General and administrative expenses	(163,515)	(14,566)
Total operating expenses	(163,515)	(14,566)

Loss from operations	(152,041)	(14,566)

Interest expense	(7,205)	–
Loss before income taxes	(159,246)	(14,566)

Income tax benefit	179	3,510
Net loss	(159,067)	(11,056)

Less: Net loss attributable to non-controlling interests	(688)	(2,178)
Net loss attributable to the company	(158,379)	(8,878)

Comprehensive loss
Net loss	(159,067)	(11,056)
Foreign currency translation gain (loss)	35,277	(60)
Total comprehensive loss	(123,790)	(11,116)

Less: comprehensive gain (loss) attributable to non-controlling interest	1,067	(2,178)
Comprehensive loss attributable to the Company	(124,857)	(8,938)

Loss per share
Basic	(0.0128)	(0.0009)
Diluted	(0.0128)	(0.0009)

Weighted average number of common shares outstanding
Basic	12,349,447	10,000,000
Diluted	12,349,447	10,000,000

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2019	2018
	$	$
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(266,994)	257,112

Cash flows from investing activities
Cash paid for purchase of property	–	(20,719)

Net cash used in investing activities	–	(20,719)

Cash flows from financing activities:
Proceeds from related parties	312,762	174,454
Repayment to related parties	(17,342)	(191,899)
Repayment for convertible note	(3,465)	–
Proceeds from issuance of common stock	250	–
Net cash provided by (used in) financing activities	292,205	(17,445)

Effect of exchange rate changes on cash and cash equivalents	(8,992)	1,062
Net Increase in Cash	16,219	220,010
Cash at beginning of year	7,207	1,432
Cash at year end	23,426	221,442

Supplemental disclosures of cash flow information
Interest expenses paid	7,876	–
Income taxes paid	5,592	–

See notes to the condensed consolidated financial statements

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

			Additional	Statutory and		Accumulated Other	Total Nocera, Inc.’s Stockholders’	Non-	Total Stockholders’
	Common Stock		Paid in	other	Retained	Comprehensive	Equity	controlling	Equity
	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$	$	$	$	$	$	$	$
Balance, January 1, 2018	10,000,000	10,000	(10,000)	–	(4,175)	(8)	(4,183)	(43)	(4,226)
Net loss attribute to non-controlling interest	–	–	–	–	–	–	–	(2,178)	(2,178)
Foreign currency translation adjustments	–	–	–	–	–	(60)	(60)	–	(60)
Net loss	–	–	–	–	(8,878)	–	(8,878)	–	(8,878)
Balance, March 31, 2018	10,000,000	10,000	(10,000)	–	(13,053)	(68)	(13,121)	(2,221)	(15,342)

Balance, January 1, 2019	12,349,200	12,349	115,311	191,219	1,595,955	(61,508)	1,853,326	98,677	1,952,003
Net loss attribute to non-controlling interest	–	–	–	–	–	–	–	(688)	(688)
Foreign currency translation adjustment	–	–	–	–	–	33,522	33,522	1,755	35,277
Issuance of new shares	5,000	5	3,595	–	–	–	3,600	–	3,600
Share based compensation	–	–	14,999	–	–	–	14,999	–	14,999
Net loss	–	–	–	–	(158,379)	–	(158,379)	–	(158,379)
Balance, March 31, 2019	12,354,200	12,354	133,905	191,219	1,437,576	(27,986)	1,747,068	99,744	1,846,812

See notes to the condensed consolidated financial statements.

NOCERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1      PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of Nocera, Inc. ( “Nocera”) and its subsidiaries, Grand Smooth Inc Limited (“GSI”) and Guizhou Grand Smooth Technology Ltd. (“GZ GST” or “WFOE”), and Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited (“GZ WFH”) that is controlled through contractual arrangements. Nocera, GSI, GZ GST and GZ WFH are collectively referred to as the “Company”.

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

Note 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 15, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of March 31, 2019, its consolidated results of operations for the three months ended March 31, 2019, cash flows for the three months ended March 31, 2019 and change in equity for the three months ended March 31, 2019, as applicable, have been made. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2019 or any future periods.

Concentrations of Credit Risk

There were two customers accounted for 100% of net sales for the three months ended March 31, 2019. Net sales for the three months ended March 31, 2018 was nil, as the Company started to deliver goods to customers since November 2018.

Two customers accounted for 99.47% and 99.29% of accounts receivables as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019, there was one major suppliers accounted for 91% of our total purchase amount. There were two suppliers accounted for 31.6% and 57.4% respectively of our total purchase amount during the three months ended March 31, 2018.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Standards

ASU No. 2016-02. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Lease (Topic 842)”, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU” asset) representing its right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this standard effective January 1, 2019. The Company elected the optional transition method that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. Adoption of the standard resulted in the recognition of $155,982 of ROU assets and $8,378 of lease liabilities on the consolidated balance sheet as of March 31, 2019 at adoption related to office space, data and fulfillment centers, and other corporate assets.

See Note 6 for disclosure required by ASC 842.

Except for the ASUs issued but not yet adopted disclosed in Note 3 to the financial statements on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 3      INVENTORIES

As of March 31, 2019 and December 31, 2018, inventory consisted of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
	$	$
Raw materials	201,098	63,401
WIP	4,341	–
Total	205,439	63,401

Note 4      PREPAID EXPENSES AND OTHER ASSETS, NET

	March 31, 2019	December 31, 2018
	(Unaudited)
	$	$
Receivable from a third party (1)	550,332	551,464
Other receivables from third party	15,830	15,565
Prepaid rent expense	–	3,895
Others	7,717	2,214
	573,879	573,138
Allowance for doubtful accounts	(82,550)	(82,720)
Prepaid expenses and other assets, net	491,329	490,418

(1)	The balance as of March 31, 2019 represented the receivable from a concert host. The Company sponsored a concert which was held in Taiwan in November 2018 for branding purpose. As of March 31, 2019 and December 31, 2018, the Company provided bad debt provision amounting to $82,550 and $82,720, respectively. The difference was caused by exchange rate fluctuation.

Note 5      PROPERTY AND EQUIPMENT, NET

As of March 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
	$	$
Furniture and fixtures	3,857	3,793
Equipment	12,826	12,612
Leasehold improvement	10,237	10,066
Vehicle	42,376	41,665
	69,296	68,136
Accumulated depreciation	(13,297)	(9,434)
Property and equipment, net	55,999	58,702

Depreciation expenses for the three months ended March 31, 2019 and 2018 were $3,716 and $24, respectively.

Note 6      LEASES

The Company has two non-cancelable lease agreements for certain of the office and accommodation as well as fish farming containers for research and develop advanced technology for water circulation applying in fishery with original lease periods expiring between 2022 and 2023. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. The Company recognizes rental expense on a straight-line basis over the lease term.

The following table provides a summary of leases by balance sheet location as of March 31, 2019:

	Balance Sheet Location	March 31, 2019
		(Unaudited)
		$
Assets
Operating- noncurrent	Operating lease right-of-use assets	155,982
Total leased assets		155,982

Liabilities
Operating – noncurrent	Operating lease liabilities, non-current	8,378
Total lease liabilities		8,378

The components of lease expense for the three months ended March 31, 2019 were as follows:

	Statement of Income Location	Three months ended March 31, 2019
		(Unaudited)
		$
Lease Costs
Operating lease expense	General and administrative expenses	4,886
Total net lease costs		4,886

Maturity of lease liabilities under our non-cancelable operating leases as of March 31, 2019 are as follows:

Operating
(Unaudited)
$
Remaining 2019	–
2020	8,911
2021	–
2022	–
2023	–
Total lease payments	8,911
Less: interest	(533)
Present value of lease liabilities	8,378

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018 were as follows:

Leases (1)
$
2019	–
2020	8,911
2021	–
2022	–
2023	–
Total	8,911

(1) Amounts are based on ASC 840, Leases that was superseded upon our adoption of ASC 842, Leases on January 1, 2019.

Following table provides a summary of the lease terms and discount rates for the three months ended March 31, 2019:

Three months ended March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	3.50 years

Weighted Average Discount Rate
Operating leases	6.18%

As most of the leases do not provide an implicit rate, the Company use the incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Supplemental information related to the leases for the three months ended March 31, 2019 is as follows:

Three months ended March 31, 2019
(Unaudited)
$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	149,060

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	148,511

Note 7     CONVERTIBLE NOTE

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

As of December 31, 2018, the remaining principle amount of the Note was $10,000, and the remaining unamortized note discount was $7,205. The aggregate effective interest rate on the Note is approximately 24%. For the year ended December 31, 2018, the interest accretion and the contractual interest coupon of the Note was $2,795 and $671, respectively.

The fair value of 150,000 Class A Warrants and 150,000 Class B warrants issued on September 20, 2018 were measured by the Black-Scholes pricing model with the following assumptions.

September 20, 2018

Dividend yield	–
Risk-free interest rate	2.96%
Expected term (in years)	4.57
Volatility	25.3%

The Company has repaid the Note together with the interest on January 3, 2019.

Note 8      INCOME TAXES

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. The Company has completed the assessment of the income tax effect of the Tax Act and there were no adjustments recorded to the provisional amounts.

Since the VIE suffered loss during the three months ended March 31, 2019, it has no additional provision amount resulted by the Global Intangible Low Taxed Income inclusion on current earnings and profits of its foreign controlled corporations as. The Company has no transition tax for the same reason.

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

The components of the income tax provision are:

	Three months ended March 31,
	2019	2018
	$	$
Current	750	–
Deferred	(929)	–
Total income tax benefit	(179)	–

The reconciliation of income taxes expenses computed at the PRC statutory tax rate applicable to income tax expense is as follows:

	Three months ended March 31,
	2019		2018
PRC income tax statutory rate	25.00%		25.00%
Impact of different tax rates in other jurisdictions	(13.35%	)	–
Tax effect of non-deductible entertainment	(2.1%	)	–
Tax effect of non-deductible welfare	(0.02%	)	(0.90%	)
Changes in valuation allowance	(9.42%	)	–
Effective tax rate	0.11%		24.10%

Note 9      RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	March 31, 2019	December 31, 2018
	$	$
Mr. Zhang Bi (1)	423,249	245,545
Mr. Yin-Chieh Cheng (2)	693,932	556,464
Coral Capital Partners (3)	–	10,718
Mountain Share Transfer, LLC (3)	–	6,624
Total	1,117,181	819,351

Note:

(1)	Mr. Zhang Bi is the chief executive officer of GZ WFH, and he holds 38.5% shares of the Company. The balance represented the amount paid by Mr. Zhang on behalf of the Company for purchase of the raw materials.

(2)	Mr. Cheng Yin-Chieh is the chief financial officer of the Company, and he holds 42.5% shares of the Company. The balance represented the amount paid by Mr. Cheng on behalf of the Company for its daily operation purpose.

(3)	Coral Capital Partners and Mountain Share Transfer, LLC are companies 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances as of December 31, 2018 had been paid off in 2019 Q1.

Related party transactions

The details of the related party transactions were as follows:

	For three months ended March 31,
	2019	2018
	$	$
Purchase from related party
Mr. Zhang Bi (1)	–	174,454

Paid on behalf of the Company
Mr. Zhang Bi (2)	174,162	–
Mr. Yin-Chieh Cheng (2)	138,600	–

Note:

(1)	The transaction represents the inventory sold by Mr. Zhang Bi to the Company at the market value.

(2)	The transactions represent the amount paid by Mr. Zhang Bi, Mr. Cheng Yin-Chieh on behalf of the Company for its daily operation.

Note 10      LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the quarters ended March 31, 2019 and 2018.

	For three months ended March 31,
	2019	2018
	$	$
Numerator:
Net loss attributable to the Company	(158,379)	(8,878)

Denominator:
Weighted-average shares outstanding
- Basic	12,349,447	10,000,000
- Diluted	13,249,447	10,000,000

Loss per share:
- Basic	(0.0128)	(0.0009)
- Diluted	(0.0128)	(0.0009)

Basic net loss per common share is computed using the weighted average number of the common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period.

Due to the loss from Nocera, Inc. for the period, 900,000 and nil share options were excluded from the calculation of diluted earnings per share for the quarters ended March 31, 2019 and 2018.

Note 11      SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and no subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATING AND FINANCIAL REVIEW AND PROSPECTS

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

Critical Accounting Policies, Estimates and Assumptions

See Note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three months ended March 31, 2019 and 2018.

Consolidated Statements of Operations

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
	$	$
Net sales	11,474	–
Cost of sales	–	–
Gross profit	11,474	–

Operating expenses
General and administrative expenses	(163,515)	(14,566)
Total operating expenses	(163,515)	(14,566)

Loss from operations	(152,041)	(14,566)

Interest expense	(7,205)	–
Loss before income taxes	(159,246)	(14,566)

Income tax benefit	179	3,510
Net loss	(159,067)	(11,056)

Less: Net loss attributable to non-controlling interests	(688)	(2,178)
Net loss attributable to the company	(158,379)	(8,878)

Comprehensive loss
Net loss	(159,067)	(11,056)
Foreign currency translation gain (loss)	35,277	(60)
Total comprehensive loss	(123,790)	(11,116)

Less: comprehensive gain (loss) attributable to non-controlling interest	1,067	(2,178)
Comprehensive loss attributable to the Company	(124,857)	(8,938)

Loss per share
Basic	(0.0128)	(0.0009)
Diluted	(0.0128)	(0.0009)

Weighted average number of common shares outstanding
Basic	12,349,447	10,000,000
Diluted	12,349,447	10,000,000

Revenue

Revenue for the three months ended March 31, 2019 was $11,474 compared to nil for the comparable period in 2018. The $11,474 was the realized revenue of delivering after-sales service of our 473 sets of fish farming containers delivered in 2018 for the three months ended March 31, 2019. We hadn’t received any order as of March 31, 2018. Hence, the revenue of the comparable period in 2018 was nil.

Gross profit

Gross profit for the three months ended March 31, 2019 was $11,474, compared to nil for the comparable period in 2018. Since there was no direct cost of delivering after-sales service for the three months ended March 31, 2019, the gross profit for the period is the same amount as $11,474. We hadn’t received any order as of March 31, 2018. Hence, the gross profit of the comparable period in 2018 was nil.

General and administrative expenses

General and administrative expenses were $163,515, for the three months ended March 31, 2019, compared to approximately $14,566 for the comparable period in 2018. This increase was primarily due to the legal, accounting, and consulting fees from our Hong Kong-based entity, GSI, for the three months ended March 31, 2019.

Interest expense

Since the Company paid off the convertible note in advance, the unamortized note discount should be recognized as interest expense for the three months ended March 31, 2019.

Income tax benefit

During the three months ended March 31, 2019, we recorded an income tax benefit of $179 as compared to $3,510 for the comparable period in 2018.

Net loss attributable to the Company

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended March 31, 2019 was $158,379 compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $8,878 for the comparable period in 2018. The increase of loss was due to the Company didn’t provide fish farming containers to customers for the three months ended March 31, 2019, and there are the legal, accounting, and consulting fees from our Hong Kong-based entity, GSI for the quarter ended March 31, 2019.

Liquidity and Capital Resources

The Company had operating cash outflows for the three months ended March 31, 2019 and the cash balance was $23,426 as of March 31, 2019. However since the net asset balance as of March 31, 2019 was $1,846,812, and the Company consider the loss was temporary, therefore there is no substantial doubt  as to the Company’s ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the quarters ended March 31,
	2019	2018
	$	$
Net cash (used in) provided by operating activities	(266,994)	257,112
Net cash used in investing activities	–	(20,719)
Net cash provided by (used in) financing activities	292,205	(17,445)
Effect of the exchange rate change on cash	(8,992)	1,062
Increase in cash	16,219	220,010

Net cash (used in) provided by operating activities

Net cash provided by operating activities amounted to $257,112 for the three months ended March 31, 2018. This reflected a net loss of $11,056, and the effect of changes in operating assets and liabilities including increases of inventory in the amount of $552,357 and advanced from customer in the amount of $739,049.

Net cash used in operating activities amounted to $266,994 for the three months ended March 31, 2019. This reflected a net loss of $159,067, and the effect of changes in operating assets and liabilities including decreases of account receivable in the amount of $184,835 and other payable and accrued liabilities in the amount of $114,920, and increases of inventories in the amount of $141,479 and right-of-use asset in the amount of $152,583.

Net cash used in investing activities

Net cash used in investing activities was nil and $20,719 for the three months ended March 31, 2019 and 2018 where the latter was cash paid for purchase of property.

Net cash provided by (used in) financing activities

Net cash provided by, and used in, financing activities amounted to $292,205 and $17,445 for the three months ended March 31, 2019 and 2018, respectively, which were attributable to the proceeds from our shareholders primarily for our operation and repayment to our shareholders. See “Related Party Transactions”.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Recently Issued Accounting Pronouncements

Please refer to the Note 2 above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of March 31, 2019. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2019:

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of the Chief Executive Officer and the Interim Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2019 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Amended Agreement and Plan of Merger, dated December 27, 2018, and effective as of December 31, 2018, by and among Nocera, Inc., Grand Smooth Inc Limited and GSI Acquisition Corp. (2)

3.1	Certificate of Incorporation of Nocera, Inc., as amended. (1)

3.2	Bylaws of Nocera, Inc. (1)

3.3	Articles of Incorporation of GSI Acquisition Corp., a Colorado Corporation (2)

3.4	Articles of Grand Smooth Inc Limited, a Hong Kong, China Corporation (2)

3.5	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited (2)

10.1	Share Exchange Agreement (2)

10.2	2018 Nocera, Inc. Stock Option and Award Incentive Plan (2)

10.3	Yin-Chieh Cheng Consulting Agreement (2)**

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc. *
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

(1) Incorporated herein by reference from the exhibits included in the Company’s Registration Statement on Form 10-12g dated October 19, 2018.

(2) Incorporated herein by reference from the exhibits included in the Form 8-K12G3 filed on January 31, 2019

(**) Incorporated herein by reference as Exhibit “B” to Exhibit 2.1 included in this Form 8-K12G3 filing dated January 31, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Kuan-Yin Cheng
Name:	Kuan-Yin Cheng
Title:	President & Chief Executive Officer

Dated:	May 15, 2019

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	Chairman & Chief Financial Officer

Dated:	May 17, 2019

