Form 10-Q
period 2019-06-30
NOCERA, INC.
filed 2019-08-14
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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
Emerging growth company ☒

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

There were 12,354,200 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 14, 2019.

TABLE OF CONTENTS

NOCERA, INC.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	June 30, 2019	December 31, 2018
	(Unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	2,567	7,207
Account receivables, net	2,603,985	3,548,613
Inventories	236,777	63,401
Advance to suppliers	18,747	73,012
Prepaid expenses and other current assets, net	491,972	490,418
Total current assets	3,354,048	4,182,651

Deferred tax assets, net	9,954	–
Property and equipment, net	222,192	58,702
Right-of-use asset	140,057	–
Intangible assets, net	525,306	–
Total assets	4,251,557	4,241,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Account payables	325,262	233,492
Advance from customers	106,261	106,673
Other payables and accrued liabilities	241,425	421,784
Convertible note	–	3,465
Due to related parties	1,216,591	819,351
Income tax payable	616,413	624,276
Bank borrowing	15,564	–
Total current liabilities	2,521,516	2,209,041

Deferred tax liabilities, net	–	14,676
Deferred revenue	42,986	65,633
Operating lease liabilities	8,334	–
Total liabilities	2,572,836	2,289,350

Stockholders' equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 12,354,200 shares and 12,349,200 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	12,354	12,349
Additional paid-in capital	148,904	115,311
Statutory and other reserves	191,219	191,219
Retained earnings	1,300,281	1,595,955
Accumulated other comprehensive loss	(67,941)	(61,508)
Total Nocera, Inc.’s stockholders’ equity	1,584,817	1,853,326
Non-controlling interests	93,904	98,677
Total stockholders' equity	1,678,721	1,952,003

Total liabilities and stockholders' equity	4,251,557	4,241,353

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	$	$	$	$
Net sales	11,262	–	22,736	–
Cost of sales	–	–	–
Gross profit	11,262	–	22,736	–

Operating expenses
General and administrative expenses	(177,029)	(46,412)	(340,545)	(60,978)
Total operating expenses	(177,029)	(46,412)	(340,545)	(60,978)

Loss from operations	(165,767)	(46,412)	(317,809)	(60,978)

Interest expense	(52)	–	(7,256)	–
Loss before income taxes	(165,819)	(46,412)	(325,065)	(60,978)

Income tax benefit	24,769	10,457	24,948	13,967
Net loss	(141,050)	(35,955)	(300,117)	(47,011)

Less: Net loss attributable to non-controlling interests	(3,755)	(6,886)	(4,443)	(9,064)
Net loss attributable to the company	(137,295)	(29,069)	(295,674)	(37,947)

Comprehensive loss
Net loss	(141,050)	(35,955)	(300,117)	(47,011)
Foreign currency translation gain (loss)	(42,040)	1,674	(6,763)	1,614
Total comprehensive loss	(183,090)	(34,281)	(306,880)	(45,397)

Less: comprehensive gain (loss) attributable to non-controlling interest	(5,840)	(6,886)	(4,773)	(9,064)
Comprehensive loss attributable to the Company	(177,250)	(27,395)	(302,107)	(36,333)

Loss per share
Basic	(0.0111)	(0.0029)	(0.0239)	(0.0038)
Diluted	(0.0111)	(0.0029)	(0.0239)	(0.0038)

Weighted average number of common shares outstanding
Basic	12,354,200	10,000,000	12,352,228	10,000,000
Diluted	12,354,200	10,000,000	12,352,228	10,000,000

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Six months ended June 30,
	2019	2018
	$	$
Cash flows from operating activities:
Net cash provided by operating activities	305,078	315,743

Cash flows from investing activities
Cash paid for purchase of property	(174,142)	(69,465)
Cash paid for intangible assets	(551,710)	–
Net cash used in investing activities	(725,852)	(69,465)

Cash flows from financing activities:
Proceeds from related parties	423,465	173,295
Repayment to related parties	(23,249)	(189,524)
Repayment for convertible note	(3,465)	–
Proceeds from issuance of common stock	250	–
Bank borrowing	15,801	–
Net cash provided by (used in) financing activities	412,802	(16,229)

Effect of exchange rate changes on cash and cash equivalents	3,332	(8,065)
Net (decrease) increase in cash and cash equivalents	(4,640)	221,984
Cash and cash equivalents beginning balance	7,207	1,432
Cash and cash equivalents ending balance	2,567	223,416

Supplemental disclosures of cash flow information
Interest expenses paid	7,931	–
Income taxes paid	5,541	–

See notes to the condensed consolidated financial statements

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

			Additional	Statutory and		Accumulated Other	Total Nocera, Inc.’s Stockholders’	Non-	Total Stockholders’
	Common Stock		Paid in	other	Retained	Comprehensive	Equity	controlling	Equity
	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$	$	$	$	$	$	$	$
Balance, December 31, 2017	10,000,000	10,000	(10,000)	–	(4,175)	(8)	(4,183)	(43)	(4,226)
Net loss attribute to non-controlling interest	–	–	–	–	–	–	–	(2,178)	(2,178)
Foreign currency translation adjustments	–	–	–	–	–	(60)	(60)	–	(60)
Net loss	–	–	–	–	(8,878)	–	(8,878)	–	(8,878)
Balance, March 31, 2018	10,000,000	10,000	(10,000)	–	(13,053)	(68)	(13,121)	(2,221)	(15,342)
Net loss attribute to non-controlling interest	–	–	–	–	–	–	–	(6,886)	(6,886)
Foreign currency translation adjustments	–	–	–	–	–	1,674	1,674	–	1,674
Net loss	–	–	–	–	(29,069)	–	(29,069)	–	(29,069)
Balance, June 30, 2018	10,000,000	10,000	(10,000)	–	(42,122)	1,606	(40,516)	(9,107)	(49,623)

Balance, December 31, 2018	12,349,200	12,349	115,311	191,219	1,595,955	(61,508)	1,853,326	98,677	1,952,003
Net loss attribute to non-controlling interest	–	–	–	–	–	–	–	(688)	(688)
Foreign currency translation adjustment	–	–	–	–	–	33,522	33,522	1,755	35,277
Issuance of new shares	5,000	5	3,595	–	–	–	3,600	–	3,600
Share based compensation	–	–	14,999	–	–	–	14,999	–	14,999
Net loss	–	–	–	–	(158,379)	–	(158,379)	–	(158,379)
Balance, March 31, 2019	12,354,200	12,354	133,905	191,219	1,437,576	(27,986)	1,747,068	99,744	1,846,812
Net loss attribute to non-controlling interest	–	–	–	–	–	–	–	(3,755)	(3,755)
Foreign currency translation adjustments	–	–	–	–	–	(39,955)	(39,955)	(2,085)	(42,040)
Share based compensation	–	–	14,999	–	–	–	14,999	–	14,999
Net loss	–	–	–	–	(137,295)	–	(137,295)	–	(137,295)
Balance, June 30, 2019	12,354,200	12,354	148,904	191,219	1,300,281	(67,941)	1,584,817	93,904	1,678,721

See notes to the condensed consolidated financial statements.

NOCERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1      PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of Nocera, Inc. (“Nocera”) and its subsidiaries, Grand Smooth Inc Limited (“GSI”) and Guizhou Grand Smooth Technology Ltd. (“GZ GST” or “WFOE”), and Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited (“GZ WFH”) that is controlled through contractual arrangements. Nocera, GSI, GZ GST and GZ WFH are collectively referred to as the “Company”.

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

GZ WFH was incorporated in Xingyi City, Guizhou Province, People’s Republic of China (“PRC”) on October 25, 2017, and is engaged in providing fish farming containers service, which integrates sales, installments, and maintenance of aquaculture equipment. The registered capital of GZ WFH is RMB5,000,000 (equal to US$733,138).

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of June 30, 2019, its consolidated results of operations for the three and six months ended June 30, 2019, cash flows for the six months ended June 30, 2019 and change in equity for the three months ended June 30, 2019, as applicable, have been made. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2019 or any future periods.

Concentrations of Credit Risk

There were two customers accounted for 100% of net sales for the three and six months ended June 30, 2019. Net sales for the three and six months ended June 30, 2018 was nil, as the Company started to deliver goods to customers since November 2018.

Three customers accounted for 99.32% and 99.29% of accounts receivables as of June 30, 2019 and December 31, 2018, respectively.

There was one supplier accounted for 77.73% and 28.64% respectively of the total purchase amount during the three months ended June 30, 2019 and 2018.

There were two suppliers accounted for 72.37% and 15.92% respectively of the total purchase amount during the six months ended June 30, 2019. And two suppliers accounted for 39.41% and 21.70% respectively of the total purchase amount during the six months ended June 30, 2018.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Standards

ASU No. 2016-02. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Lease (Topic 842)”, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU” asset) representing its right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this standard effective January 1, 2019. The Company elected the optional transition method that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. Adoption of the standard resulted in the recognition of $140,057 of ROU assets and $8,334 of lease liabilities on the condensed consolidated balance sheet as of June 30, 2019 at adoption related to office space, and fish farming facilities.

See Note 7 for disclosure required by ASC 842.

Except for the ASUs issued but not yet adopted disclosed in Note 3 to the financial statements on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 3      INVENTORIES

As of June 30, 2019 and December 31, 2018, inventory consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
	$	$
Raw materials	205,980	63,401
WIP	30,797	–
Total	236,777	63,401

Note 4      PREPAID EXPENSES AND OTHER ASSETS, NET

	June 30, 2019	December 31, 2018
	(Unaudited)
	$	$
Receivable from a third party (1)	552,769	551,464
Other receivables from third party	16,225	15,565
Prepaid rent expense	–	3,895
Others	5,893	2,214
	574,887	573,138
Allowance for doubtful accounts	(82,915)	(82,720)
Prepaid expenses and other assets, net	491,972	490,418

(1)	The balance as of June 30, 2019 represented the receivable from a concert host. The Company sponsored a concert which was held in Taiwan in November 2018 for branding purpose. As of June 30, 2019 and December 31, 2018, the Company provided bad debt provision amounting to $82,915 and $82,720, respectively. The difference was caused by exchange rate fluctuation.

Note 5      PROPERTY AND EQUIPMENT, NET

As of June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
	$	$
Furniture and fixtures	3,778	3,793
Equipment	184,088	12,612
Leasehold improvement	10,027	10,066
Vehicle	41,505	41,665
	239,398	68,136
Accumulated depreciation	(17,206)	(9,434)
Property and equipment, net	222,192	58,702

The Company recorded depreciation expenses of $7,927 and $2,380 for the six months ended June 30, 2019 and 2018, respectively, and $4,211 and $2,356 for the three months ended June 30, 2019 and 2018, respectively.

Note 6     INTANGIBLE ASSETS, NET

As of June 30, 2019 and December 31, 2018, intangible assets consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
	$	$
Intangible assets	543,420	–
	543,420	–
Accumulated amortization	(18,114)	–
Intangible assets, net	525,306	–

The intangible assets are a series of software that are surveillance app connecting smart phones, achieving smart fish farming. It reports a real time data of water in our fish farming tanks, such as temperature, PH value, and dissolved oxygen, to the smart phones of fish farmers, helping fish farmers to understand the water condition in a timely manner.

The Company recorded amortization expenses of $18,390 and nil for both six months and three months ended June 30, 2019 and 2018, respectively.

Note 7      LEASES

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

The following table provides a summary of leases by balance sheet location as of June 30, 2019:

	Balance Sheet Location	June 30, 2019
		(Unaudited)
		$
Assets
Operating- noncurrent	Operating lease right-of-use assets	140,057
Total leased assets		140,057

Liabilities
Operating – noncurrent	Operating lease liabilities, non-current	8,334
Total lease liabilities		8,334

The components of lease expense for the six and three months ended June 30, 2019 were as follows:

	Statement of Income Location	Six months ended June 30, 2019	Three months ended June 30, 2019
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	17,886	13,000
Total net lease costs		17,886	13,000

Maturity of lease liabilities under our non-cancelable operating leases as of June 30, 2019 are as follows:

Operating
(Unaudited)
$
Remaining 2019	–
2020	8,728
2021	–
2022	–
2023	–
Total lease payments	8,728
Less: interest	(394)
Present value of lease liabilities	8,334

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018 were as follows:

Leases (1)
$
2019	–
2020	8,728
2021	–
2022	–
2023	–
Total	8,728

(1) Amounts are based on ASC 840, Leases that was superseded upon our adoption of ASC 842, Leases on January 1, 2019.

Following table provides a summary of the lease terms and discount rates for the six months ended June 30, 2019:

June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	3.25 years

Weighted Average Discount Rate
Operating leases	6.18%

As most of the leases do not provide an implicit rate, the Company use the incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Supplemental information related to the leases for the six months ended June 30, 2019 is as follows:

Six months ended June 30, 2019
(Unaudited)
$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	147,680

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	145,461

Note 8     CONVERTIBLE NOTE

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

Note 9      INCOME TAXES

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

Since the VIE suffered loss during the six months ended June 30, 2019, it has no additional provision amount resulted by the Global Intangible Low Taxed Income inclusion on current earnings and profits of its foreign controlled corporations as. The Company has no transition tax for the same reason.

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

The components of the income tax provision are:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	$	$	$	$
Current	(750)	–	–	–
Deferred	(24,019)	(10,457)	(24,948)	(13,967)
Total income tax benefit	(24,769)	(10,457)	(24,948)	(13,967)

The reconciliation of income taxes expenses computed at the PRC statutory tax rate applicable to income tax expense is as follows:

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
PRC income tax statutory rate	25.00%		25.00%		25.00%		25.00%
Tax effect of non-deductible items	(0.42%	)	(1.93%	)	(1.23%	)	(1.68%	)
Tax effect of different tax rates in other jurisdictions	(5.30%	)	(0.36%	)	(9.15%	)	(0.27%	)
Changes in valuation allowance	(4.34%	)	(0.18%	)	(6.95%	)	(0.14%	)
Effective tax rate	14.94%		22.53%		7.67%		22.91%

Note 10     RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	June 30, 2019	December 31, 2018
	$	$
Mr. Zhang Bi (1)	438,894	245,545
Mr. Yin-Chieh Cheng (2)	777,697	556,464
Coral Capital Partners (3)	–	10,718
Mountain Share Transfer, LLC (3)	–	6,624
Total	1,216,591	819,351

Note:

(1)	Mr. Zhang Bi is the chief executive officer of GZ WFH, and he holds 38.5% shares of the Company. The balance represented the amount paid by Mr. Zhang on behalf of the Company for purchase of the raw materials.

(2)	Mr. Cheng Yin-Chieh is the chief financial officer of the Company, and he holds 42.5% shares of the Company. The balance represented the amount paid by Mr. Cheng on behalf of the Company for its daily operation purpose.

(3)	Coral Capital Partners and Mountain Share Transfer, LLC are companies 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances as of December 31, 2018 had been paid off in 2019 Q1.

Related party transactions

The details of the related party transactions were as follows:

	For three months ended June 30,		For six months ended June 30,
	2019	2018	2019	2018
	$	$	$	$
Purchase from related party
Mr. Zhang Bi (1)	–	–	–	172,295

Paid on behalf of the Company
Mr. Zhang Bi (2)	29,005	–	203,167	–
Mr. Yin-Chieh Cheng (2)	81,699	1,000	220,299	1,000

Note:

(1)	The transaction represents the inventory sold by Mr. Zhang Bi to the Company at the market value.

(2)	The transactions represent the amount paid by Mr. Zhang Bi, Mr. Cheng Yin-Chieh on behalf of the Company for its daily operation.

Note 11      LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2019 and 2018.

	For three months ended June 30,		For six months ended June 30,
	2019	2018	2019	2018
	$	$	$	$
Numerator:
Net loss attributable to the Company	(137,295)	(29,069)	(295,674)	(37,947)

Denominator:
Weighted-average shares outstanding
- Basic	12,354,200	10,000,000	12,352,228	10,000,000
- Diluted	12,354,200	10,000,000	12,352,228	10,000,000

Loss per share:
- Basic	(0.0111)	(0.0029)	(0.0239)	(0.0038)
- Diluted	(0.0111)	(0.0029)	(0.0239)	(0.0038)

Basic net loss per common share is computed using the weighted average number of the common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period.

Due to the loss from continued operations, approximately 6,000,000 warrants were excluded from the calculation of diluted net loss per share for both three months and six months ended June 30, 2019, respectively. No warrants or options were outstanding for both three months or six months ended June 30, 2018.

Note 12      SUBSEQUENT EVENT

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and six months ended June 30, 2019 and 2018.

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	11,262	–	22,736	–
Cost of sales	–	–	–	–
Gross profit	11,262	–	22,736	–

Operating expenses
General and administrative expenses	(177,029)	(46,412)	(340,545)	(60,978)
Total operating expenses	(177,029)	(46,412)	(340,545)	(60,978)

Loss from operations	(165,767)	(46,412)	(317,809)	(60,978)

Interest expense	(52)	–	(7,256)	–
Loss before income taxes	(165,819)	(46,412)	(325,065)	(60,978)

Income tax benefit	24,769	10,457	24,948	13,967
Net loss	(141,050)	(35,955)	(300,117)	(47,011)

Less: Net loss attributable to non-controlling interests	(3,755)	(6,886)	(4,443)	(9,064)
Net loss attributable to the company	(137,295)	(29,069)	(295,674)	(37,347)

Comprehensive loss
Net loss	(141,050)	(35,955)	(300,117)	(47,011)
Foreign currency translation gain (loss)	(42,040)	1,674	(6,763)	1,614
Total comprehensive loss	(183,090)	(34,281)	(306,880)	(45,397)

Less: comprehensive gain (loss) attributable to non-controlling interest	(5,840)	(6,886)	(4,773)	(9,064)
Comprehensive loss attributable to the Company	(177,250)	(27,395)	(302,107)	(36,333)

Loss per share
Basic	(0.0111)	(0.0029)	(0.0239)	(0.0038)
Diluted	(0.0111)	(0.0029)	(0.0239)	(0.0038)

Weighted average number of common shares outstanding
Basic	12,354,200	10,000,000	12,352,228	10,000,000
Diluted	12,354,200	10,000,000	12,352,228	10,000,000

Revenue

Revenue for the three months ended June 30, 2019 were $11,262 compared to nil for the comparable period in 2018, The $11,262 was the realized revenue of delivering after-sales service of our 473 sets of fish farming containers delivered in 2018 for the three months ended June 30, 2019. We hadn’t received any order as of June 30, 2018. Hence, the revenue of the comparable period in 2018 was nil.

Revenue for the six months ended June 30, 2019 were $22,736 compared to nil for the comparable period in 2018, The $22,736 was the realized revenue of delivering after-sales service of our 473 sets of fish farming containers delivered in 2018 for the six months ended June 30, 2019. We hadn’t received any order as of June 30, 2018. Hence, the revenue of the comparable period in 2018 was nil.

Gross profit

Gross profit for the three months ended June 30, 2019 were $11,262 compared to nil for the comparable period in 2018, Since there was no direct cost of delivering after-sales service for the three months ended June 30, 2019, the gross profit for the period is the same amount as $11,262. We hadn’t received any order as of June 30, 2018. Hence, the gross profit of the comparable period in 2018 was nil.

Gross profit for the six months ended June 30, 2019 were $22,736 compared to nil for the comparable period in 2018, Since there was no direct cost of delivering after-sales service for the six months ended June 30, 2019, the gross profit for the period is the same amount as $22,736. We hadn’t received any order as of June 30, 2018. Hence, the gross profit of the comparable period in 2018 was nil.

General and administrative expenses

General and administrative expenses were $177,029, for the three months ended June 30, 2019, compared to approximately $46,412 for the comparable period in 2018. This increase was primarily due to the legal, accounting, and consulting fees from our Hong Kong-based entity, GSI, and research and development expense for advanced technology as well, for the three months ended June 30, 2019.

General and administrative expenses were $340,545, for the six months ended June 30, 2019, compared to approximately $60,978 for the comparable period in 2018. This increase was primarily due to the legal, accounting, and consulting fees from our Hong Kong-based entity, GSI, and research and development expense for advanced technology as well, for the six months ended June 30, 2019.

Interest expense

Since the Company paid off the convertible note in advance on January 3, 2019, the unamortized note discount should be recognized as interest expense for the six months ended June 30, 2019.

The Company had a short-term bank loan started in May 2019, thus recorded interest expense relating to this for the three and six months ended June 30, 2019.

Income tax benefit

During the three months ended June 30, 2019, we recorded an income tax benefit of $24,769 as compared to $10,457 for the comparable period in 2018.

During the six months ended June 30, 2019, we recorded an income tax benefit of $24,948 as compared to $13,967 for the comparable period in 2018.

Net loss attributable to the Company

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended June 30, 2019 was $137,295 compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $29,069 for the comparable period in 2018. The increase of loss was due to the Company didn’t provide fish farming containers to customers for the three months ended June 30, 2019, and there are the legal, accounting, and consulting fees from our Hong Kong-based entity, GSI, and research and development expense for advanced technology for the period ended June 30, 2019.

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the six months ended June 30, 2019 was $295,674 compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $37,947 for the comparable period in 2018. The increase of loss was due to the Company didn’t provide fish farming containers to customers for the six months ended June 30, 2019, and there are the legal, accounting, and consulting fees from our Hong Kong-based entity, GSI, and research and development expense for advanced technology for the period ended June 30, 2019.

Liquidity and Capital Resources

The Company had operating cash inflows for the six months ended June 30, 2019 and the cash balance was $2,567 as of June 30, 2019. The net current asset as of June 30, 2019 was $832,532, and the Company had significant accounts receivable balance as of June 30, 2019 related to the sale of fish farming containers, amounting to $2.6M, which was in good condition since the Company had collected about $945,000 in first half of 2019, and expected to collect the rest of it in the next 12 months. And therefore there is no substantial doubt as to the Company’s ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the six months ended June 30,
	2019	2018
	$	$
Net cash provided by operating activities	305,078	315,743
Net cash used in investing activities	(725,852)	(69,465)
Net cash provided by financing activities	412,802	(16,229)
Effect of the exchange rate change on cash and cash equivalents	3,332	(8,065)
(Decrease) increase in cash and cash equivalents	(4,640)	221,984

Net cash    provided by operating activities

Net cash provided by operating activities amounted to $315,743 for the six months ended June 30, 2018. This reflected a net loss of $47,011, and the effect of changes in operating assets and liabilities including decrease of advanced from customer in the amount of $1,069,389 and the increase of inventory in the amount of $793,996.

Net cash provided by operating activities amounted to $305,078 for the six months ended June 30, 2019. This reflected a net loss of $300,117, and the effect of changes in operating assets and liabilities including decreases of account receivable in the amount of $945,151 and other payable and accrued liabilities in the amount of 181,460, and increases of inventories in the amount of 176,269 and right-of-use asset in the amount of $138,255.

Net cash used in investing activities

Net cash used in investing activities was $725,852 for the six months ended June 30, 2019, which was cash paid for intangible asset and for purchase of property, and $69,465 for the six months ended June 30, 2018, which was cash paid for purchase of property.

Net cash provided by (used in) financing activities

Net cash provided by, and used in, financing activities amounted to $412,802 and $16,229 for the six months ended June 30, 2019 and 2018, respectively, which were attributable to the proceeds from our shareholders primarily for our operation and repayment to our shareholders. See “Related Party Transactions”.

Since we plan to build our land-based fish farming demo sites in the US, Taiwan, Japan, and Thailand to promote our fish farming systems to the global market, we expect to obtain financing from shareholders or raise additional capital through, among other things, the sale of equity or debt securities to meet our long-term operating requirements including construction, marketing, operation, and etc. The shareholders are committed to provide additional financing required when we try to raise additional capital from third party investors or banks. However, there can be no assurance that we will be successful in raising this additional capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Recently Issued Accounting Pronouncements

Please refer to the Note 2 above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of June 30, 2019. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2019:

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2019 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

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

(2) Incorporated herein by reference from the exhibits included in the Form 8-K12G3 filed on January 31, 2019

(**) Incorporated herein by reference as Exhibit “B” to Exhibit 2.1 included in this Form 8-K12G3 filing dated January 31, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Kuan-Yin Cheng
Name:	Kuan-Yin Cheng
Title:	President & Chief Executive Officer

Dated:	August 14, 2019

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	Chairman & Chief Financial Officer

Dated:	August 14, 2019

