Form 10-K/A
period 2018-12-31
NOCERA, INC.
filed 2019-10-30
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

TABLE OF CONTENTS

NOCERA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2018

EXPLANATORY NOTE

Nocera, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-K filed with the Securities and Exchange Commission on April 15, 2019 for the purpose of revising Item 10 – Directors, Executive Officers and Corporate Governance and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. All other information in this filing speaks as of the original date of the filing.

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

b)       The Company obtained the continuous financial support letter from Mr. Yin-Chieh Cheng, the Chief Financial Officer and a principle shareholder of the Company.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors (“Board”) and executive management:

Name	Age	Position
Yin-Chieh Cheng	40	Chairman of the Board, Chief Financial Officer, Treasurer and Director
Kuan-Yin Cheng	43	Chief Executive Officer and President
Erik Nelson (1)	48	Corporate Secretary and Director

(1) Mr. Erik Nelson resigned as Chief Executive Officer, President, and Chief Financial Officer on December 31, 2018. He remained Corporate Secretary and Director.

Yin-Chieh Cheng, Chairman of the Board and Chief Financial Officer, Treasurer and Director

Currently, Mr. Cheng serves as CFO of the Company and a member of the Board of Directors. Prior to that role, from December 1, 2014, to present, Mr. Yin-Chieh Cheng acted as a director of Shengbo Accounting Firm in Shanghai. Mr. Yin-Chieh Cheng holds a bachelor’s degree in Accounting from George Mason University in Virginia.

Kuan-Yin Cheng, Chief Executive Officer and President

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

Board of Directors

At the Effective Date of the Share Exchange, there was a change in our Board of Directors and executive officers. Mr. Erik Nelson, who had served as our sole executive officer and director, resigned as Chief Executive Officer, President and Chief Financial Officer effective immediately, and after appointing Mr. Yin-Chieh Cheng to serve as Chairman of the Board and Chief Financial Officer and Treasurer. Mr. Nelson remains the Corporate Secretary and a Director. Our Board of Directors then appointed Kuan-Yin Cheng to serve as Chief Executive Officer and President. Yin-Chieh Cheng and Erik Nelson will serve as directors on our Board of Directors and shall hold office until the next election of directors by stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares of Common Stock
Yin-Chieh Cheng, Chairman of the Board, Director and CFO (1)	5,250,000	(2)	42.5%
Kuan-Yin Cheng, CEO, President (3)	–		0%
Erik Nelson, Corporate Secretary and Director (4)	650,000		5.26%
Bi Zhang (5)	4,750,000		38.5%
Marina S. Fiorino (6)	1,043,600		8.4%
All Directors, Executive Officers, and Director Nominees, as a group (3 persons)	5,900,000	(2)	47.76%

(1)	The business address of Yin-Chieh Cheng is Flat B, 6/F, Teda Building, 87 Wing Lok Street Sheung Wan, Hong Kong. Mr. Cheng, our Chairman, also serves as the general manager of GSI in Hong Kong and legal representative of the WFOE and has sole voting and investment power over the shares.
(2)	Does not include up to 5,000,000 Series “A” Warrants exercisable until 2023 at $0.50 which are subject to performance under Mr. Cheng’s Consulting Agreement and vesting at 250,000 per quarter.
(3)	Ms. Cheng’s business address is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.Mr. Nelson’s business address is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(4)	The business address of Mr. Zhang is Building #5 Feng Du Ban Pang Shan An Zhi Qu Xing Yi City, Guizhou Qian Xi Nan, China. Mr. Zhang, general manager of Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited, has sole voting and investment power over the shares.
(5)	The business address of Ms. Fiorino is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: Please check “Index to Consolidated Financial Statements” of this annual report on Form 10-K.

2. Exhibits:

Exhibit No.	Description

2.1	Amended Agreement and Plan of Merger, dated December 27, 2018, and effective as of December 31, 2018, by and among Nocera, Inc., Grand Smooth Inc Limited and GSI Acquisition Corp. (2)

3.1	Certificate of Incorporation of Nocera, Inc., as amended. (1)

3.2	Bylaws of Nocera, Inc. (1)

3.3	Articles of Incorporation of GSI Acquisition Corp., a Colorado Corporation (2)

3.4	Articles of Grand Smooth Inc Limited, a Hong Kong, China Corporation (2)

3.5	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited (2)

10.1	Share Exchange Agreement (2)

10.2	2018 Nocera, Inc. Stock Option and Award Incentive Plan (2)

10.3	Yin-Chieh Cheng Consulting Agreement (2)**

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc. *
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc. *
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc. *
101.INS	XBRL Instance Document ***
101.SCH	XBRL Schema Document ***
101.CAL	XBRL Calculation Linkbase Document ***
101.DEF	XBRL Definition Linkbase Document ***
101.LAB	XBRL Label Linkbase Document ***
101.PRE	XBRL Presentation Linkbase Document ***

(1) Incorporated herein by reference from the exhibits included in the Company’s Registration Statement on Form 10-12g dated October 19, 2018.

(2) Incorporated herein by reference from the exhibits included in the Form 8-K12G3 filed on January 31, 2019

(*) Furnished or filed herewith

(**) Incorporated herein by reference as Exhibit “B” to Exhibit 2.1 included in this Form 8-K12G3 filing dated January 31, 2019.

(***) Incorporated herein by reference from the Company’s Form 10-K filed on April 15, 2019

ITEM 16.	10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Kuan-Yin Cheng
Name:	Kuan-Yin Cheng
Title:	President & Chief Executive Officer

Dated:	October 30, 2019

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	Chairman & Chief Financial Officer

Dated:	October 30, 2019

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

