Form 10-Q
period 2019-09-30
NOCERA, INC.
filed 2019-11-19
CIK 1756180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of September 30, 2019 based on $2.675 per share, the price at which the registrant’s common stock was last sold on September 30, 2019, was approximately $6,297,485.

There were 12,354,200 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 14, 2019.

NOCERA, INC.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	September 30, 2019	December 31, 2018
	(Unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	19,748	7,207
Account receivables, net	2,517,583	3,548,613
Inventories	156,214	63,401
Advance to suppliers	2,361	73,012
Prepaid expenses and other current assets, net	24,735	490,418
Due from a related party	767,982	—
Total current assets	3,488,623	4,182,651

Deferred tax assets, net	44,245	—
Property and equipment, net	203,508	58,702
Operating lease right-of-use assets	123,769	—
Intangible assets, net	484,176	—
Total assets	4,344,321	4,241,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Account payables	313,475	233,492
Advance from customers	103,285	106,673
Other payables and accrued liabilities	271,017	421,784
Convertible note	—	3,465
Due to related parties	430,451	819,351
Income tax payable	658,631	624,276
Bank borrowing	15,128	—
Deferred revenue-current portion	30,898	—
Operating lease liabilities-current	8,226	—
Total current liabilities	1,831,111	2,209,041

Deferred tax liabilities, net	—	14,676
Deferred revenue	—	65,633
Total liabilities	1,831,111	2,289,350

Stockholders' equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 12,354,200 shares and 12,349,200 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	12,354	12,349
Additional paid-in capital	248,703	115,311
Statutory and other reserves	191,219	191,219
Retained earnings	2,092,685	1,595,955
Accumulated other comprehensive loss	(117,513)	(61,508)
Total Nocera, Inc.’s stockholders’ equity	2,427,448	1,853,326
Non-controlling interests	85,762	98,677
Total stockholders' equity	2,513,210	1,952,003

Total liabilities and stockholders' equity	4,344,321	4,241,353

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	$	$	$	$
Net sales	1,010,964	—	1,033,700	—
Cost of sales	(49,979)	—	(49,979)
Gross profit	960,985	—	983,721	—

Operating expenses
General and administrative expenses	(122,418)	(63,650)	(462,963)	(124,628)
Total operating expenses	(122,418)	(63,650)	(462,963)	(124,628)

Gain (Loss) from operations	838,567	(63,650)	520,758	(124,628)

Other expense	(27,570)	—	(34,826)	—
Gain (Loss) before income taxes	810,997	(63,650)	485,932	(124,628)

Income tax (expense) benefit	(24,106)	15,216	842	29,183
Net income (loss)	786,891	(48,434)	486,774	(95,445)

Less: Net (loss) income attributable to non-controlling interests	(5,513)	4,342	(9,956)	(4,722)
Net income (loss) attributable to the Company	792,404	(52,776)	496,730	(90,723)

Comprehensive income (loss)
Net income (loss)	786,891	(48,434)	486,774	(95,445)
Foreign currency translation (loss) income	(52,201)	2,306	(58,964)	3,920
Total comprehensive income (loss)	734,690	(46,128)	427,810	(91,525)

Less: Net (loss) income attributable to non-controlling interest	(5,513)	4,342	(9,956)	(4,722)
Less: Foreign currency translation loss attributable to non-controlling interest	(2,629)		(2,959)
Comprehensive income (loss) attributable to the Company	742,832	(50,470)	440,725	(86,803)

Earnings (losses) per share
Basic	0.0641	(0.0053)	0.0402	(0.0091)
Diluted	0.0453	(0.0053)	0.0324	(0.0091)

Weighted average number of common shares outstanding
Basic	12,354,200	10,000,000	12,352,881	10,000,000
Diluted	17,496,357	10,000,000	15,323,673	10,000,000

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	$	$
Cash flows from operating activities:
Net income (loss)	486,774	(95,445)
Net cash provided by (used in) Operating Activities:
Depreciation expenses	20,691	6,064
Amortization	45,431	—
Free rental expense offered by a shareholder	1,661	—
Deferred income tax	(28,442)	(29,183)
Share based compensation	48,848	—
Changes in operating assets and liabilities:
Accounts receivable	947,815	—
Inventory	(97,876)	(1,568,419)
Advance to suppliers	70,528	109,117
Prepaid expenses and other assets, net	(7,688)	(671,448)
Right-of-use asset	(123,856)
Accounts payable	90,212	—
Advanced from customers	—	1,684,750
Other payables and accrued liabilities	(141,783)	40,014
Income tax payable	55,930	—
Deferred revenue	(65,591)	—
Lease liability	8,490	—
Amount due from a related party	(1,000,000)
Net cash provided by (used in) operating activities	308,185	(524,550)

Cash flows from investing activities
Purchase of property and equipment	(172,078)	(71,339)
Purchase of intangible assets	(545,173)	—
Net cash used in investing activities	(717,251)	(71,339)

Cash flows from financing activities:
Shareholder capital contributions	—	145,973
Proceeds from related parties	451,853	552,295
Repayment to related parties	(44,939)	(112,414)
Repayment for convertible note	(3,465)	—
Proceeds from issuance of common stock	250	—
Bank borrowing	15,614	—
Net cash provided by financing activities	419,313	585,854

Effect of exchange rate changes on cash and cash equivalents	2,294	35,433
Net increase in cash and cash equivalents	12,541	25,398
Cash and cash equivalents beginning balance	7,207	1,432
Cash and cash equivalents ending balance	19,748	26,830

Supplemental disclosures of cash flow information
Cash paid for interest expenses	7,930	—
Cash paid for income taxes	5,475	—
Purchase of non-controlling interest by payable	—	0.2

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

			Additional	Statutory and		Accumulated Other	Total Nocera, Inc.’s Stockholders’	Non-	Total Stockholders’
	Common Stock		Paid in	other	Retained	Comprehensive	Equity	controlling	Equity
	Stock	Amount	Capital	Reserves	Earnings	Income (Loss)	(Deficit)	Interests	(Deficit)
		$	$	$	$	$	$	$	$
Balance, December 31, 2017	10,000,000	10,000	(10,000)	—	(4,175)	(8)	(4,183)	(43)	(4,226)
Net loss attribute to non-controlling interest	—	—	—	—	—	—	—	(2,178)	(2,178)
Foreign currency translation adjustments	—	—	—	—	—	(60)	(60)	—	(60)
Net loss	—	—	—	—	(8,878)	—	(8,878)	—	(8,878)
Balance, March 31, 2018	10,000,000	10,000	(10,000)	—	(13,053)	(68)	(13,121)	(2,221)	(15,342)
Net loss attribute to non-controlling interest	—	—	—	—	—	—	—	(6,886)	(6,886)
Foreign currency translation adjustments	—	—	—	—	—	1,674	1,674	—	1,674
Net loss	—	—	—	—	(29,069)	—	(29,069)	—	(29,069)
Balance, June 30, 2018	10,000,000	10,000	(10,000)	—	(42,122)	1,606	(40,516)	(9,107)	(49,623)
Net loss attribute to non-controlling interest								(2,422)	(2,422)
Capital contribution			145,973				145,973		145,973
Impact of changes in NCI ownership			(32)				(32)	6,796	6,764
Foreign currency translation adjustments						2,306	2,306		2,306
Net loss					(52,776)		(52,776)		(52,776)
Balance, September 30, 2018	10,000,000	10,000	135,941		(94,898)	3,912	54,955	(4,733)	50,222

Balance, December 31, 2018	12,349,200	12,349	115,311	191,219	1,595,955	(61,508)	1,853,326	98,677	1,952,003
Net loss attribute to non-controlling interest	—	—	—	—	—	—	—	(688)	(688)
Foreign currency translation adjustment	—	—	—	—	—	33,522	33,522	1,755	35,277
Issuance of new shares	5,000	5	3,595	—	—	—	3,600	—	3,600
Share based compensation	—	—	14,999	—	—	—	14,999	—	14,999
Net loss	—	—	—	—	(158,379)	—	(158,379)	—	(158,379)
Balance, March 31, 2019	12,354,200	12,354	133,905	191,219	1,437,576	(27,986)	1,747,068	99,744	1,846,812
Net loss attribute to non-controlling interest	—	—	—	—	—	—	—	(3,755)	(3,755)
Foreign currency translation adjustments	—	—	—	—	—	(39,955)	(39,955)	(2,085)	(42,040)
Share based compensation	—	—	14,999	—	—	—	14,999	—	14,999
Net loss	—	—	—	—	(137,295)	—	(137,295)	—	(137,295)
Balance, June 30, 2019	12,354,200	12,354	148,904	191,219	1,300,281	(67,941)	1,584,817	93,904	1,678,721
Net loss attribute to non-controlling interest	—	—	—	—	—	—	—	(5,513)	(5,513)
Foreign currency translation gain attributed to non-controlling interest								(2,629)	(2,629)
Foreign currency translation adjustments	—	—	—	—	—	(49,572)	(49,572)		(49,572)
Share based compensation	—	—	15,500	—	—	—	15,500	—	15,500
Shareholder contribution by assuming liabilities			82,638				82,638		82,638
Free rent provided by shareholder			1,661				1,661		1,661
Net income	—	—	—	—	792,404	—	792,404	—	792,404
Balance, September 30, 2019	12,354,200	12,354	248,703	191,219	2,092,685	(117,513)	2,427,448	85,762	2,513,210

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of September 30, 2019, its consolidated results of operations for the three and nine months ended September 30, 2019, cash flows for the nine months ended September 30, 2019 and change in equity for the three months ended September 30, 2019, as applicable, have been made. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2019 or any future periods.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. The Company conducts credit evaluations of its customers and suppliers, and generally does not require collateral or other security from them. The Company evaluates its collection experience and long outstanding balances to determine the need for an allowance for doubtful accounts. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

There was one customer who represents 96.74% and 98.92% of the Company's total revenue for three months and nine months ended September 30, 2019, respectively. There was no customer who represents 10% or more of the Company's total revenue for three months or nine months ended September 30, 2018.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable:

	September 30, 2019	December 31, 2018

Percentage of the Company’s accounts receivable
Customer A	16.17%	33.47%
Customer B	22.61%	21.46%
Customer C	60.54%	44.36%
	99.32%	99.29%

The following table sets forth a summary of single suppliers who represent 10% or more of the Company’s total purchase:

	Nine months ended September 30,
	2019	2018

Percentage of the Company’s purchase
Supplier A	71.61%	—
Supplier B	15.75%	—
Supplier C	—	26.86%
Supplier D	—	25.43%
	87.36%	52.29%

	Three months ended September 30,
	2019	2018

Percentage of the Company’s purchase
Supplier D	—	15.56%
Supplier E	—	12.26%
Supplier F	—	11.99%
Supplier G	—	10.63%
Supplier H	33.81%	—
	33.81%	50.44%

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

The Company considered revenue is recognized when (or as) the Company satisfies performance obligations by transferring promised goods or services to its customers. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to its customers. Contracts with customers are comprised of invoices and written contracts.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to services resale by customers. The Company has no sales incentive programs.

The Company provides goods, maintenance service warranties for the goods sold with a period vary from 18 months to 72 months, which majority are 18 months, and exclusive sales agency license to its customers. For performance obligation related to providing products, the Company expects to recognize the revenue according to the delivery of products. For performance obligation related to maintenance service warranties, the Company expects to recognize the revenue on a ratable basis using a time-based output method. The performance obligations are typically satisfied as services are rendered on a straight-line basis over the contract term, which is generally for 18 months as majority of the maintenance service warranties periods provided are 18 months. For performance obligation related to exclusive agency license, the Company expects to recognize the revenue when the control has transferred and upon the collection of the consideration. Controls transfers upon the license is granted.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Standards

ASU No. 2016-02. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Lease (Topic 842)”, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU” asset) representing its right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this standard effective January 1, 2019. The Company elected the optional transition method that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. Adoption of the standard resulted in the recognition of $123,769 of ROU assets and $8,226 of lease liabilities on the condensed consolidated balance sheet as of September 30, 2019 at adoption related to office space, and fish farming facilities.

See Note 7 for disclosure required by ASC 842.

Except for the ASUs issued but not yet adopted disclosed in Note 3 to the financial statements on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 3      INVENTORIES

As of September 30, 2019 and December 31, 2018, inventory consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
	$	$
Raw materials	156,214	63,401
Total	156,214	63,401

Note 4      PREPAID EXPENSES AND OTHER ASSETS, NET

	September 30, 2019	December 31, 2018
	(Unaudited)
	$	$
Receivable from a third party (1)	—	551,464
Other receivables from third party	15,428	15,565
Prepaid rent expense	—	3,895
Others	9,307	2,214
	24,735	573,138
Allowance for doubtful accounts (1)	—	(82,720)
Prepaid expenses and other assets, net	24,735	490,418

(1)

The balance as of December 31, 2018 represented the receivable from a concert host. The Company invested a concert which was held in Taiwan in November 2018. As of December 31, 2018, the Company provided bad debt provision amounting to $82,720.

The balance was nil as of September 30, 2019, because the chairman of the Company, Mr. Cheng Yin Chieh took over the receivable amount of the concert host and assumed the liabilities related to such receivable to the Company. Please refer to Note 10 Below

Note 5      PROPERTY AND EQUIPMENT, NET

As of September 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
	$	$
Furniture and fixtures	3,672	3,793
Equipment	178,929	12,612
Leasehold improvement	9,746	10,066
Vehicle	40,342	41,665
	232,689	68,136
Accumulated depreciation	(29,181)	(9,434)
Property and equipment, net	203,508	58,702

The Company recorded depreciation expenses of $20,691 and $6,064 for the nine months ended September 30, 2019 and 2018, respectively, and $12,764 and $3,684 for the three months ended September 30, 2019 and 2018, respectively.

Note 6     INTANGIBLE ASSETS, NET

As of September 30, 2019 and December 31, 2018, intangible assets consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
	$	$
Intangible assets	528,192	—
	528,192	—
Accumulated amortization	(44,016)	—
Intangible assets, net	484,176	—

The intangible assets are a series of software that are surveillance app connecting smart phones, achieving smart fish farming. It reports a real time data of water in our fish farming tanks, such as temperature, PH value, and dissolved oxygen, to the smart phones of fish farmers, helping fish farmers to understand the water condition in a timely manner.

The Company recorded amortization expenses of $45,431 and nil for the nine months ended September 30, 2019 and 2018, respectively, and $27,041 and nil for the three months ended September 30, 2019 and 2018, respectively.

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

The following table provides a summary of leases by balance sheet location as of September 30, 2019:

	Balance Sheet Location	September 30, 2019
		(Unaudited)
		$
Assets
Operating- noncurrent	Operating lease right-of-use assets	123,769
Total leased assets		123,769

Liabilities
Operating – current	Operating lease liabilities-current	8,226
Total lease liabilities		8,226

The components of lease expenses for the nine and three months ended September 30, 2019 were as follows:

	Statement of Income Location	Nine months ended September 30, 2019	Three months ended September 30, 2019
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	30,564	12,678
Total net lease costs		30,564	12,678

Maturity of lease liabilities under our non-cancelable operating leases as of September 30, 2019 are as follows:

Operating
(Unaudited)
$
Remaining 2019	—
2020	8,483
2021	—
2022	—
2023	—
Total lease payments	8,483
Less: interest	(257)
Present value of lease liabilities	8,226

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018 were as follows:

Leases (1)
$
2019	—
2020	8,761
2021	—
2022	—
2023	—
Total	8,761

(1) Amounts are based on ASC 840, Leases that was superseded upon our adoption of ASC 842, Leases on January 1, 2019.

Following table provides a summary of the lease terms and discount rates for the nine months ended September 30, 2019:

September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	3 years

Weighted Average Discount Rate
Operating leases	6.18%

As most of the leases do not provide an implicit rate, the Company use the incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Supplemental information related to the leases for the nine months ended September 30, 2019 is as follows:

Nine months ended September 30, 2019
(Unaudited)
$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	145,930

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	141,385

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

September 20, 2018

Dividend yield	—
Risk-free interest rate	2.96%
Expected term (in years)	4.57
Volatility	25.3%

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. The Company has completed the assessment of the income tax effect of the Tax Act and there were no adjustments recorded to the provisional amounts. The Company does not have any toll charge income as of December 31, 2017.

The Company evaluated the Global Intangible Low Taxed Income ("GILTI") inclusion on current earnings and profits of greater than 10% owned foreign controlled corporations. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The law also provides that corporate taxpayers may benefit from a 50% reduction in the GILTI inclusion, which effectively reduces the 21% U.S. corporate tax rate on the foreign income to an effective rate of 10.5%. The GILTI inclusion further provides for a foreign tax credit in connection with the foreign taxes paid. In 2019, the Company recorded a GILTI inclusion of $466,319. The Company has elected to treat the financial statement impact of GILTI as a current period expenses.

Hong Kong

The HK tax reform has introduced two-tiered profits tax rates for corporations. Under the two-tiered profits tax rates regime, the profits tax rate for the first HKD $2 million (approximately $255,096) of assessable profits will be lowered to 8.25% (half of the rate specified in Schedule 8 to the Inland Revenue Ordinance (IRO)) for corporations. Assessable profits above HKD $2 million (approximately $255,096) will continue to be subject to the rate of 16.5% for corporations. The Company assessed that the HK entity will not earned profit greater than HKD $2 million (approximately $255,096), it is subject to a corporate income tax rate of 8.25%. The Company does not have assessable profits in Hong Kong through 2019.

PRC

WFOE and the consolidated VIE established in the PRC are subject to the PRC statutory income tax rate of 25%, according to the PRC Enterprise Income Tax (“EIT”) law.

The components of the income tax provision are:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	$	$	$	$
Current	59,491	—	59,491	—
Deferred	(35,385)	(15,216)	(60,333)	(29,183)
Total income tax expense (benefit)	24,106	(15,216)	(842)	(29,183)

The reconciliation of income taxes expenses computed at the PRC statutory tax rate applicable to income tax expense is as follows:

	Nine months ended September 30,
	2019	2018
PRC income tax statutory rate	25.00%	25.00%

Tax effect of non-deductible expense	1.16%	(1.38%)
Tax effect of non-deductible income	(16.98%)	0.00%
Tax effect of different tax rates in other jurisdictions	(30.64%)	(0.07%)
GILTI Tax impact	20.15%	0.00%
Changes in valuation allowance	1.14%	(0.13%)
Effective tax rate	(0.17%)	23.42%

Note 10     RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	September 30, 2019	December 31, 2018
	$	$
Mr. Zhang Bi (1)	430,451	245,545
Mr. Yin-Chieh Cheng (2)	—	556,464
Coral Capital Partners (3)	—	10,718
Mountain Share Transfer, LLC (3)	—	6,624
Total	430,451	819,351

Due from a related party

The balance due from a related party was as following:

	September 30, 2019	December 31, 2018
	$	$
Mr. Yin-Chieh Cheng (2)	767,982	—

Total	767,982	—

Note:

(1)	Mr. Zhang Bi is the chief executive officer of GZ WFH, and he holds 38.5% shares of the Company. The balance represented the amount paid by Mr. Zhang on behalf of the Company for the purchase of the raw materials.

(2)	Mr. Cheng Yin-Chieh (“Mr. Cheng”) is the chairman the Company, and he holds 42.5% shares of the Company. The balance due to Mr. Cheng as of December 31, 2018 mainly represented the amount paid by Mr. Cheng on behalf of the Company. In September 2019, Mr. Cheng took over the receivable amount of the concert the Company invested in November 2018, and assumed the liability of $551,005 related to such receivable to the Company. In September 2019, Mr. Cheng collected the payment of $1,000,000 from JCD, our exclusive sales agent in Asia Pacific, on behalf of the Company. As agreed between Mr. Cheng and the Company, the due from balance was netted off by due to balances.

(3)	Coral Capital Partners and Mountain Share Transfer, LLC are companies 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances as of December 31, 2018 had been paid off in 2019 Q1.

Related party transactions

The details of the related party transactions were as follows:

	For three months ended September 30,		For nine months ended September 30,
	2019	2018	2019	2018
	$	$	$	$
Purchase from related party
Mr. Zhang Bi (4)	—	—	—	(168,178)

Paid on behalf of the Company for its daily operation
Mr. Zhang Bi	(1,854)	—	(205,021)	—
Mr. Yin-Chieh Cheng (2)	(26,533)	(551,295)	(246,832)	(552,295)

Received on behalf of the Company
Mr. Yin-Chieh Cheng (2) (5)	1,000,000		1,000,000

Related party assumed payable due to the Company
Mr. Yin-Chieh Cheng (2) (6)	551,006		551,006

Note:

(4)	The transaction represents the inventory sold by Mr. Zhang Bi to the Company at the market value.

(5) The number reflects our Chairman Mr. Cheng Yin-Chieh collected the payment from JCD, our exclusive sales agent in Asia Pacific, on behalf of the Company.

(6) The transaction represents Mr. Cheng Yin-Chieh took over the receivable amount of the concert the Company invested in November 2018, and assumed the liabilities related to such receivable to the Company.

Note 11      EARNINGS (LOSSES) PER SHARE

The following table sets forth the computation of basic and diluted earnings (losses) per share for the three and nine months ended September 30, 2019 and 2018.

	For three months ended September 30,		For nine months ended September 30,
	2019	2018	2019	2018
	$	$	$	$
Numerator:
Net income (loss) attributable to the Company	792,404	(52,776)	496,730	(90,723)

Denominator:
Weighted-average shares outstanding
- Basic	12,354,200	10,000,000	12,352,881	10,000,000
- Diluted	17,496,357	10,000,000	15,323,673	10,000,000

Loss per share:
- Basic	0.0641	(0.0053)	0.0402	(0.0091)
- Diluted	0.0453	(0.0053)	0.0324	(0.0091)

Basic earnings (losses) per common share is computed using the weighted average number of the common shares outstanding during the period. Diluted earnings (losses) per share is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and nine months ended September 30, 2019 and 2018.

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	$	$	$	$
Net sales	1,010,964	—	1,033,700	—
Cost of sales	(49,979)	—	(49,979)
Gross profit	960,985	—	983,721	—

Operating expenses
General and administrative expenses	(122,418)	(63,650)	(462,963)	(124,628)
Total operating expenses	(122,418)	(63,650)	(462,963)	(124,628)

Gain (Loss) from operations	838,567	(63,650)	520,758	(124,628)

Other expense	(27,570)	—	(34,826)	—
17

Gain (Loss) before income taxes	810,997	(63,650)	485,932	(124,628)

Income tax (expense) benefit	(24,106)	15,216	842	29,183
Net income (loss)	786,891	(48,434)	486,774	(95,445)

Less: Net loss attributable to non-controlling interests	(5,513)	4,342	(9,956)	(4,722)
Net income (loss) attributable to the Company	792,404	(52,776)	496,730	(90,723)

Comprehensive income (loss)
Net income (loss)	786,891	(48,434)	486,774	(95,445)
Foreign currency translation (loss) income	(52,201)	2,306	(58,964)	3,920
Total comprehensive income (loss)	734,690	(46,128)	427,810	(91,525)

Less: Net (loss) income attributable to non-controlling interest	(5,513)	4,342	(9,956)	(4,722)
Less: Foreign currency translation loss attributable to non-controlling interest	(2,629)		(2,959)
Comprehensive income (loss) attributable to the Company	742,832	(50,470)	440,725	(86,803)

Earnings (losses) per share
Basic	0.0641	(0.0053)	0.0402	(0.0091)
Diluted	0.0453	(0.0053)	0.0324	(0.0091)

Weighted average number of common shares outstanding
Basic	12,354,200	10,000,000	12,352,881	10,000,000
Diluted	17,496,357	10,000,000	15,323,673	10,000,000

Revenue

Revenue for the three months ended September 30, 2019 was $1,010,964 compared to nil for the comparable period in 2018. The $1,010,964 was mainly generated from the exclusive sales agency license revenue from our exclusive franchisee, JC Development Co, Ltd (“JCD”), of selling our fish farming containers in Asia Pacific. We had not received any order as of September 30, 2018. Hence, the revenue of the comparable period in 2018 was nil.

Revenue for the nine months ended September 30, 2019 was $1,033,700 compared to nil for the comparable period in 2018. The $1,033,700 was mainly generated from the exclusive sales agency license revenue from our exclusive franchisee, JC Development Co, Ltd (“JCD”), of selling our fish farming containers in Asia Pacific. We had not received any order as of September 30, 2018. Hence, the revenue of the comparable period in 2018 was nil.

Gross profit

Gross profit for the three and nine months ended September 30, 2019 were $960,985 and $983,721 respectively, compared to nil for the comparable period in 2018. The amount of cost of sales was $49,979 and $49,979 for the three and nine months ended September 30, 2019, respectively. They were the costs of purchasing raw materials and labor for maintaining our delivered systems. We had not received any order as of September 30, 2018. Hence, the gross profit of the comparable period in 2018 was nil.

General and administrative expenses

General and administrative expenses were $122,418, for the three months ended September 30, 2019, compared to $63,650 for the comparable period in 2018. This increase was primarily due to the increase of legal, accounting, and consulting fees for the three months ended September 30, 2019.

General and administrative expenses were $462,963, for the nine months ended September 30, 2019, compared to $124,628 for the comparable period in 2018. This increase was primarily due to the increase of legal, accounting, and consulting fees, and research and development expense for advanced technology during the nine months ended September 30, 2019.

Other expenses

Other expenses were $27,570 and $34,826 for the three and nine months ended September 30, 2019 respectively, compared to nil for the comparable period in 2018. The increase was mainly due to the interest expense for the bank loan and convertible note as well as the loss from selling materials to third parties.

Income tax

During the three months ended September 30, 2019, we recorded an income tax expense of $24,106 as compared to the income tax benefit of $15,216 for the comparable period in 2018.

During the nine months ended September 30, 2019, we recorded an income tax benefit of $842 as compared to $29,183 for the comparable period in 2018.

Net income (loss) attributable to the Company

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended September 30, 2019 was $792,404 compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $52,776 for the comparable period in 2018. The significant increase of income was because the Company generated exclusive sales agency license revenue from our exclusive franchisee in Asia Pacific in September 2019.

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the nine months ended September 30, 2019 was $496,730 compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $90,723 for the comparable period in 2018. The significant increase of income was because the Company generated exclusive sales agency license revenue from our exclusive franchisee in Asia Pacific in September 2019.

Liquidity and Capital Resources

The current assets as of September 30, 2019 was $3,488,623, among which the amount due from a related party of $767,982 and account receivables of $2,517,583 are expected to be turned into cash and cash equivalent in the next 3 months subsequent to the issuance of this Form 10-Q. The Company’s net current assets were $1,657,512. The Group’s principal sources of liquidity were cash provided by operating activities. The Company had operating cash inflows of $308,185 for the nine months ended September 30, 2019, which was mainly came from the collection of $947,815 from account receivables from customers, netted off by other operating activities cash flows.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the nine months ended September 30,
	2019	2018
	$	$
Net cash provided by (used in) operating activities	308,185	(524,550)
Net cash used in investing activities	(717,251)	(71,339)
Net cash provided by financing activities	419,313	585,854
Effect of the exchange rate change on cash and cash equivalents	2,294	35,433
Increase in cash and cash equivalents	12,541	25,398

Net cash provided by (used in) operating activities

Net cash provided by operating activities amounted to $308,185 for the nine months ended September 30, 2019. This reflected a net income of $483,815 and the effect of changes in operating assets and liabilities including decreases of account receivable in the amount of $947,815, and other payables and accrued liabilities in the amount of 141,783 and increase of right-of-use asset in the amount of $123,856.

Net cash used in operating activities amounted to $524,550 for the nine months ended September 30, 2018. This reflected a net loss of $95,445, and the effect of changes in operating assets and liabilities including decrease of advanced from customer in the amount of $1,684,750 and the increase of inventory and prepaid expense and other assets, net in the amount of $1,568,419 and $671,448 separately.

Net cash used in investing activities

Net cash used in investing activities was $717,251 for the nine months ended September 30, 2019, which was cash paid for intangible asset and for purchase of property, and $71,339 for the nine months ended September 30, 2018, which was cash paid for purchase of property.

Net cash provided by financing activities

Net cash provided by financing activities amounted to $419,313 and $585,854 for the nine months ended September 30, 2019 and 2018, respectively, which were attributable to the proceeds from our shareholders primarily for our operation and repayment to our shareholders. See “Related Party Transactions”.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of September 30, 2019. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2019:

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of the Chief Executive Officer and the Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2019 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Amended Agreement and Plan of Merger, dated December 27, 2018, and effective as of December 31, 2018, by and among Nocera, Inc., Grand Smooth Inc Limited and GSI Acquisition Corp. (2)

3.1	Certificate of Incorporation of Nocera, Inc., as amended. (1)

3.2	Bylaws of Nocera, Inc. (1)

3.3	Articles of Incorporation of GSI Acquisition Corp., a Colorado Corporation (2)

3.4	Articles of Grand Smooth Inc Limited, a Hong Kong, China Corporation (2)

3.5	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited (2)

10.1	Share Exchange Agreement (2)

10.2	2018 Nocera, Inc. Stock Option and Award Incentive Plan (2)

10.3	Yin-Chieh Cheng Consulting Agreement (2)**

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

(1) Incorporated herein by reference from the exhibits included in the Company’s Registration Statement on Form 10-12g dated October 19, 2018.

(2) Incorporated herein by reference from the exhibits included in the Form 8-K12G3 filed on January 31, 2019.

(*) Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

(**) Incorporated herein by reference as Exhibit “B” to Exhibit 2.1 included in the Form 8-K12G3 filing dated January 31, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	President & Chief Executive Officer
(Principal Executive Officer)

Dated:	November 19, 2019

By:	/s/ Shun-Chih Chuang
Name:	Shun-Chih Chuang
Title:	Chief Financial Officer
(Principal Financial Officer)

Dated:	November 19, 2019

