Form 10-K
period 2019-12-31
NOCERA, INC.
filed 2020-05-14
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of April 28, 2020 based on $2.60 per share, the price at which the registrant’s common stock was last sold on April 28, 2020, was approximately $777,400.

There were 12,354,200 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 14, 2020.

TABLE OF CONTENTS

NOCERA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

In 2003, we established two subsidiaries in Uruguay; Sontemar, SA (“Sontemar”), and Noldicor, SA (“Noldicor”). The principal business of Noldicor was the production of tomatoes. The principal business of Sontemar was the processing and sale of packaged tomatoes. On April 23, 2004, we paid a 4 for 1 stock dividend to our stockholders.

The Company abandoned operations in 2005. In 2006, due to financial difficulties, Noldicor and Sontemar ceased operations. As a result of this, our operations in Uruguay ceased. Additionally, during 2006, Felice Conserve was divested back to its original stockholders. This resulted in our returning to development stage status.

On approximately November 3, 2017, we effected a reverse-split of our common stock as follows:

•	A 1 for 40,000 reverse-split of the Company’s common stock, followed immediately by;

•	All fractional shares shall be rounded upwards to the nearest whole share, followed immediately by;

•	A 200 for 1 forward stock split.

The net effect of these actions was a 1 for 200 reverse-split of the Company’s common stock, with no stockholder being reduced below 200 shares. All stockholders who prior to the reverse-split had 40,000 or less of the pre-split shares received 200 of the new, post-split shares.

Effective December 31, 2018, we completed an Agreement and Plan of Merger (the “Agreement”), with (i) Grand Smooth Inc Limited, a company organized under the laws of Hong Kong, China (“GSI”), (ii) GSI’s stockholders, Yin-Chieh Cheng and Bi Zhang, who together owned shares constituting 100% of the issued and outstanding ordinary shares of GSI (the “GSI Shares”) and (iii) GSI Acquisition Corp. Under the terms of the Agreement, the GSI Stockholders transferred to us all of the GSI Shares in exchange for the issuance of 10,000,000 shares (the “Shares”) of our common stock (the “Share Exchange”). As a result of the Share Exchange, we are a public company holding a subsidiary in the People’s Republic of China (the “PRC”) engaged in aquaculture consulting and management business. We did not cancel or retire any shares of our issued and outstanding common stock and as a result, we have 12,349,200 shares of common stock issued and outstanding following the Share Exchange.

As of the Effective Date of December 31, 2018 of the Agreement and Plan of Merger, we are deemed to have consummated the transactions contemplated by the Agreement, pursuant to which we acquired all of the GSI Shares in exchange for the issuance of the shares to the GSI Stockholders. As a result of the Share Exchange, we emerged from shell status with our subsidiary, GSI, in Hong Kong engaged in the aquaculture consulting and management business through VIE in PRC under legal and accounting principles.

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

Customers

Currently we have a firm order to build 800 sets of 2 meters high by 8 meters wide cylindrical fish farming containers that we received from Dong Guan CIMC Intelligent Technology Co. Ltd (“DG CIMC”), which holds 5% non-controlling interest of GZ WFH, and Shen Zhen CIMC Intelligent Technology Co. Ltd (“SZ CIMC”) in 2018. Both DG CIMC and SZ CIMC are subsidiaries of China International Marine Container Corporation (“CIMC”). We estimate this order to be valued at approximately $8.2 million and we have already delivered 473 sets during the year ended December 31, 2018. We expect to deliver these sets throughout 2020.

In July 2019, we entered into a sales agreement of 400 sets RAS tanks with Dongguan CIMC, amounting to approximately $5.7 million (RMB 40 million). According to the agreement, the customer shall make 40% of the consideration as down payment before we start the manufacturing. We expect to receive the down payment in the third quarter of 2020, and target to complete the manufacturing of the 400 sets in the fourth quarter of 2020.

In September 2019, we entered into an exclusive distribution agreement (“distribution agreement”) with JC Development, Co. Ltd. in Taiwan, which is an independent third-party company. JC Development Co, Ltd. agrees to pay Nocera a total amount of $5 million over 5 years starting September 2019 to be our perpetual exclusive sales agent in Asia Pacific. We agreed to pay 8% commission of total sales excluding sales made by CIMC Smart Science & Technology CO., Ltd. (“CIMC SSC”) in China.

In March 2020 we entered into an agreement with the People’s Government of Wujiang Town, Bozhou District, Zunyi City to supply 58 tank systems. This contract is for $573,029 (RMB 3.99 million 1). To date, the Company has received an advance towards production of $287,233 (RMB 2 million).

In 2020, we intend to target customers in a variety of markets, such as individual investors, government supported or funded companies and international customers. We have received interest from areas like Japan, Taiwan, Thailand, Jordan, South Africa and the United States. In addition, an increasing amount of Chinese state and local offices are faced with environmental challenges in public waters and are under regulatory directives and political pressure to reduce water pollution, so our potential target customers are significant. During the year ended December 31, 2019 and 2018, the net sales were approximately $0.5 million and approximately $4.8 million, respectively.

______________________

1 The exchange rate as of December 31, 2019 is approximately $1.00 per 6.963 RMB.

Suppliers

We intend to purchase raw materials and electrical parts and equipment from third parties in the PRC and resell and install to customers. We are not directly involved in the production or manufacturing of this equipment and we do not take a risk in the repair and maintenance of this equipment because of the manufacturer’s maintenance policy but may provide maintenance personnel. Our suppliers are concentrated with two suppliers which accounted for 92.08% in total purchase during the year ended December 31, 2019; and concentrated with three suppliers which accounted for 48.96% in total purchase during the year ended December 31, 2018. Presently, our relationships with suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.

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

Employees

As of December 31, 2019, we have 12 full-time employees. We are compliant with local prevailing wage, contractor licensing, and have good relations with our employees.

Corporation Information

Our principal executive offices are located at 2030 Powers Ferry Road SE, Suite #212 Atlanta, GA 30339. Our telephone number at this address is (404) 816-8240.

ITEM 1A.	RISK FACTORS

Our board of directors recently concluded that we needed to restate previously issued financial statements as a result of a change in accounting for a certain revenue recognition.

Our board of directors (which currently acts as our audit committee) concluded, after consultation with management, that our previously issued unaudited financial statements for the periods ended September 30, 2019, included in the Company’s Quarterly Reports of Form 10-Q for the period ended September 30, 2019, should no longer be relied upon as a result of the change in accounting for a certain revenue recognition.  We concluded that an exclusive sales agency fee recognized at a point in time during the third quarter of 2019 should have been recognized over an estimated economic life. Specifically, on September 20, 2019, we entered into an exclusive distribution agreement (“distribution agreement”) with JC Development Co. Ltd. (“JCD”) in Taiwan, which is an independent third-party company. JCD agrees to pay Nocera a total amount of $5 million over 5 years starting September 20, 2019 to be our perpetual exclusive sales agent in Asia Pacific. We agreed to pay JCD 8% commission of total sales excluding the sales made to CIMC Smart Science & Technology CO., Ltd. (“CIMC SSC”) in China. We recognized the $1 million consideration paid by JCD as revenue at a point in time when we received the payment in September 2019, which we recently concluded should have been recognized over an estimated economic life. The adjustments resulting therefrom, change the revenue, tax (expense) benefit, net income into net loss, deferred tax assets, net, income tax payable, and deferred revenue that we previously reported, but has no impact on previously reported cash. Such restatement could cause investors in our securities to lose confidence in our financial statements and management which could result in a decrease in our stock price and negative sentiment in the investment community.

Risks Related to Our Business

Outbreak of COVID-19 in 2020

The coronavirus pandemic (COVID-19) is above all a global human tragedy. The spread of the pandemic also is having serious economic implications.

Since our main PE sheet supplier, SIMONA, has still been under suspension due to the ongoing virus situation, the estimated completed dates of several RAS projects in China have been postponed, which will also postpone the revenue recognition from these projects.

We expect that as the COVID-19 expands as a pandemic and is spreading throughout the world that are disrupting commerce at all levels of industry, there will be various adverse effects experienced by companies such as ours. Although the Company is taking measures to mitigate the effect as much as possible, there is no assurance that the steps will be sufficient. In most respects, it is too early in the pandemic to be able to quantify all the ramifications.

We are currently delinquent on our statutory obligations to make social insurance and housing provident fund contributions for our employees in China, which may subject us to fines or other penalties by government authorities.

We have not adequately paid social insurance and housing provident fund contributions for our employees. According to the Social Insurance Law of the People’s Republic of China, we may be ordered to pay the outstanding social insurance contributions within a prescribed deadline and liable for a late payment fee equal to 0.05% of the outstanding amount for each day of delay. Further, we may be liable for a fine of one to three times the amount of the outstanding contributions, provided that we still fail to pay the outstanding social insurance contributions within the prescribed deadline. In addition, according to the Regulations on the Administration of Housing Provident Fund, we may be ordered by the Housing Accumulation Fund Management Center to deposit the outstanding funds within a time limit. If we fail to deposit such amounts within the time limit, the Center may petition a people’s court to enforce the payment. As of the date of the Form 10-K, we are not aware of any action, claim, investigation or penalties being conducted or threatened by any government authorities. However, if we are fined or otherwise penalized by government authorities due to our failure to adequately pay social insurance and housing provident fund contributions for our employees, our financial condition may be negatively impacted.

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

There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in a material adverse impact on our business and financial results. These strategic initiatives are designed to drive long-term stockholder value and improve our Company’s results of operations.

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

We may have inadvertently violated Section 13(k) of the Exchange Act (implementing Section 402 of the Sarbanes-Oxley Act of 2002) and may be subject to sanctions as a result.

Section 13(k) of the Exchange Act provides that it is unlawful for a company that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. In 2019, our principle shareholder as well as chief executive officer, Mr. Yin Chieh Cheng collected money from a customer on behalf of us, which may have violated Section 13(k) of the Exchange Act. The receivable was repaid to us in January 2020. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

As an offshore holding company (based in the USA), we will rely principally on dividends from the WFOE, our PRC subsidiary, for our cash requirements, dividends payments and other distributions to our stockholders, and to service any debt that we may incur and pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. In particular, PRC regulations permit the WFOE to pay dividends only out of its accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. In addition, the WFOE is required each year to set aside at least 10% of its annual after-tax profits (as determined under PRC accounting standards) into its statutory reserve fund until the aggregate amount of that reserve reaches 50% of such entity’s registered capital. These reserves are not distributable as cash dividends.

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

We may transfer funds to or finance the WFOE, our PRC subsidiary, by means of stockholder’s loans or capital contributions. Any loans to the WFOE, which is a foreign-invested enterprise, cannot exceed statutory limits based on the amount of our investments in the WFOE, and shall be registered with the SAFE or its local counterparts. Furthermore, any capital contributions we make to the WFOE shall be approved by the Ministry of Commerce, or the MOFCOM, or its local counterparts. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to receive such registrations or approvals, our ability to provide loans or capital contributions to the WFOE may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

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

The SAFE has promulgated regulations, including the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 14, 2018, and its appendixes, that require PRC residents, including PRC institutions and individuals, to register with local branches of the SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular No. 37 as a “special purpose vehicle.” SAFE Circular No. 37 further requires an amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or another material event. In the event that a PRC stockholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in their ability to contribute additional capital into its PRC subsidiary. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

These regulations apply to our direct and indirect stockholders who are PRC residents and may apply to any offshore acquisitions or share transfers that we make in the future if our shares are issued to PRC residents. Mr. Bi Zhang is a PRC resident, and if he is deemed to be beneficially holding interests in us without making appropriate registration pursuant to SAFE Circular No. 37, the WFOE, as our PRC subsidiary, could be subject to fines and legal penalties, and the SAFE could restrict our cross-border investment activities and our foreign exchange activities, including restricting the WFOE’s ability to distribute dividends to or obtain loans denominated in foreign currencies from us, or prevent us from paying dividends. As a result, our business operations and our profitability could be materially and adversely affected.

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

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we will be subject to enterprise income tax at a rate of 25% on our worldwide income as well as PRC enterprise income tax reporting obligations. This would mean that income such as interest in offering proceeds and other non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us by our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise stockholders and with respect to gains derived by our non-PRC enterprise stockholders from transferring our shares, and a 20% withholding tax is imposed on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by our non-PRC individual stockholders from transferring our shares.

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

There is uncertainty as to the application of SAT Circular No. 698. While the term “Indirect Transfer” is not clearly defined, it is understood that the relevant PRC tax authorities have broad jurisdiction over requests for information regarding foreign companies having remote contact with the PRC. Moreover, the relevant authority has not yet promulgated any formal provisions or made any formal interpretation as to the procedures or format for reporting an Indirect Transfer. In addition, there have not been any formal declarations concerning how to determine whether a foreign investor has adopted an arrangement for the purpose of reducing, avoiding or deferring PRC tax. As a result, we and our non-resident investors or non-resident enterprise stockholders may be at risk of being taxed under SAT Circular No. 698 and may be required to expend valuable resources to comply with SAT Circular No. 698 or to establish that we and our non-resident enterprise investors or non-resident enterprise stockholders should not be taxed under SAT Circular No. 698, which may have a material adverse effect on our financial condition and results of operations or such non-resident investors’ or such non-resident enterprise stockholders’ investments in us.

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

There is currently only a limited public market for our common stock, which is listed on the Over-the-Counter Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future. As of April 29, 2020, the closing trade price of our common stock was $2.60 per share.

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

Our headquarter is located at 2030 Powers Ferry Road, Suite #212 in Atlanta, Georgia. The office is rented by Coral Capital Partners and Mountain Share Transfer, LLC, companies 100% controlled by Erik S. Nelson, our former CEO and our current corporate secretary. Mr. Nelson sub-leases this space to us, which is free of charge.

We also lease approximately 370 square meters of space in Xing Yi City, Guizhou Qian Xi Nan, PRC, with a period of 10 years, which will expire on May 10, 2028. The rental expense is approximately $242 per month for the first five years, and it is subject to a market adjustment for the second five years. We believe that our existing facilities are adequate for our current requirements and we will be able to enter into lease arrangements on commercially reasonable terms for future expansion. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001, is listed for quotation in the OTCBB under the symbol “NCRA”

	2019		2018
Quarter Ended	High	Low	High	Low
March 31	$0.95	0.40	$0.25	0.05
June 30	$2.70	0.47	$1.01	0.10
September 30	$4.35	1.75	$0.60	0.24
December 31	$5.30	2.00	$0.80	0.17

Stockholders

As of May 14, 2020 we had approximately 433 stockholders of record of our common stock, not including shares held in street name.

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

We did not pay cash dividends in the years ended December 31, 2019 or 2018.

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

Operations Overview

Effective December 31, 2018, we completed an Agreement and Plan of Merger (the “Agreement”), with (i) Grand Smooth Inc Limited, a company organized under the laws of Hong Kong, China (“GSI”), (ii) GSI’s stockholders, Yin-Chieh Cheng and Bi Zhang, who together owned shares constituting 100% of the issued and outstanding ordinary shares of GSI (the “GSI Shares”) and (iii) GSI Acquisition Corp. Under the terms of the Agreement, the GSI Stockholders transferred to us all of the GSI Shares in exchange for the issuance of 10,000,000 shares (the “Shares”) of our common stock (the “Share Exchange”). As a result of the Share Exchange, we are a public company holding a subsidiary in the People’s Republic of China (the “PRC”) engaged in aquaculture consulting and management business. We did not cancel or retire any shares of our issued and outstanding common stock and as a result, we have 12,349,200 shares of common stock issued and outstanding following the Share Exchange.

As of the Effective Date of December 31, 2018 of the Agreement and Plan of Merger, we are deemed to have consummated the transactions contemplated by the Agreement, pursuant to which we acquired all of the GSI Shares in exchange for the issuance of the shares to the GSI Stockholders. As a result of the Share Exchange, we emerged from shell status with our subsidiary, GSI, in Hong Kong engaged in the aquaculture consulting and management business through Variable Interest Entity (“VIE”) in PRC under legal and accounting principles.

As of December 31, 2019, we provide Land-Based Recirculation Aquaculture Systems (“RAS”) for fish farming. Our primary business operations consist of the design, development and production of RAS large scale fish tank systems, for fish farms along with expert consulting, technology transfer, and aquaculture project management services to new and existing aquaculture management business services.

The spread of COVID-19 has begun to cause some business disruption resulting in reduced net revenue in December 2019 throughout the first quarter in 2020. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Therefore, the Company expects this matter to negatively impact its operating results.

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

Reclassification

Certain prior period amounts have been reclassified to conform with current year presentation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful receivables; the useful lives of property and equipment and intangible assets; impairment of long-lived assets; recoverability of the carrying amount of inventory; fair value of financial instruments; provisional amounts based on reasonable estimates for certain income tax effects of the Tax Cuts and Jobs Act (the “Act”) and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

As of December 31, 2019 and 2018, there are no assets or liabilities that are measured and reported at fair value on a recurring basis.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2019 and 2018 were $28,539 and $7,207, respectively.

Accounts Receivable, Net

Accounts receivable are stated at the original amount less an allowance for doubtful accounts, if any, based on a review of all outstanding amounts at period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. The Company analyzes the aging of the customer accounts, coverage of credit insurance, customer concentrations, customer credit-worthiness, historical and current economic trends and changes in its customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

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

Inventories

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

Intangible Assets, Net

The intangible assets are a series of software that are surveillance app connecting smart phones, achieving smart fish farming. It reports a real time data of water in our fish farming tanks, such as temperature, PH value, and dissolved oxygen, to the smart phones of fish farmers, helping fish farmers to understand the water condition in a timely manner.

Intangible assets are stated at cost less accumulated amortization and impairment losses. Intangible assets are amortized over estimated useful lives, and are reviewed annually for impairment. The estimated useful life of the intangible assets is 5 years.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets.

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

The Company considered revenue is recognized when (or as) the Company satisfies performance obligations by transferring a promised goods and provide maintenance service to a customer. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods and providing maintenance service to the customer. Contracts with customers are comprised of invoices, and written contracts.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to services resale by customers. The Company has no sales incentive programs.

The Company provides goods, maintenance service warranties for the goods sold with a period vary from 18 months to 72 months, which majority are 18 months, and exclusive sales agency license to its customers. For performance obligation related to providing products, the Company expects to recognize the revenue according to the delivery of products. For performance obligation related to maintenance service warranties, the Company expects to recognize the revenue on a ratable basis using a time-based output method. The performance obligations are typically satisfied as services are rendered on a straight-line basis over the contract term, which is generally for 18 months as majority of the maintenance service warranties periods provided are 18 months. For performance obligation related to exclusive agency license, the Company recognizes the revenue ratably upon the satisfaction over the estimated economic life of the license.

The Company does not have amounts of contract assets since revenue is recognized as control of goods is transferred. The contract liabilities consist of advance payments from customers and deferred revenue. Advance payments from customer are expected to be recognized as revenue within 12 months. Deferred revenue is expected to be recognized as revenue within 12 months.

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

Leases

In February 2016, the FASB issued ASU 2016-12, Leases (ASC Topic 842), which amends the leases requirements in ASC Topic 840, Leases. Under the new lease accounting standard, a lessee will be required to recognize a right-of-use asset and lease liability for most leases on the balance sheet. The new standard also modifies the classification criteria and accounting for sales-type and direct financing leases, and enhances the disclosure requirements. Leases will continue to be classified as either finance or operating leases.

The Company adopted ASC Topic 842 using the modified retrospective transition method effective January 1, 2019. There was no cumulative effect of initially applying ASC Topic 842 that required an adjustment to the opening retained earnings on the adoption date nor revision of the balances in comparative periods. As a result of the adoption, The Company recognized a lease liability and right-of-use asset for each of our existing lease arrangement. The adoption of the new lease standard does not have a material impact on our consolidated income statement or our consolidated statement of cash flow.

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The Company records interest and penalties on uncertain tax provisions as income tax expense. There are no uncertain tax positions as of December 31, 2019 and 2018, and the Company has no accrued interest or penalties related to uncertain tax positions. The company does not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of the Company’s net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar (“US$”). The functional currency of the Company’s subsidiary and the consolidated VIE is RMB. In the consolidated financial statements, the financial information of the Company’s subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of December 31, 2019 and 2018 are 6.9630 and 6.8482, respectively. The annual average exchange rates for the year ended December 31, 2019 and 2018 are 6.8937 and 6.6346, respectively.

(Loss) Earnings per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to holders of common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

Recently Issued Accounting Standards

See Note 3 to the Consolidated Financial Statements included herewith.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2019 and 2018.

Consolidated Statements of Operations

	For the years ended December 31,
	2019	2018
Net Sales	$456,860		$4,812,788
Cost of sales	(104,237)		(1,973,540)
Gross profit	352,623		2,839,248

Operating expenses
General and administrative expenses	(1,733,092)		(337,471)
Total operating expenses	(1,733,092)		(337,471)

(Loss) Income from operations	(1,380,469)		2,501,777

Other (expense) income	(34,842)		47,783
(Loss) income before income taxes	(1,415,311)		2,549,560

Income tax benefit (expense)	89,968		(659,523)
Net (loss) income	(1,325,343)		1,890,037

Less: Net (loss) income attributable to non-controlling interests	(68,591)		98,688
Net (loss) income attributable to the Company	$(1,256,752)	4	1,791,349

Comprehensive (loss) income
Net (loss) income	(1,325,343)		1,890,037
Foreign currency translation loss	(20,856)		(61,500)
Total comprehensive (loss) income	(1,346,199)		1,828,537

Less: Net (loss) income attributable to non-controlling interest	(68,591)		98,688
Less: Foreign currency translation loss attributable to non-controlling interest	(1,014)		–
Comprehensive (loss) income attributable to the Company	$(1,276,594)		$1,729,849

(Loss) income per share
Basic	$(0.1017)		$0.1790
Diluted	$(0.1017)		$0.1790

Weighted average number of common shares outstanding
Basic	12,353,227		10,006,436
Diluted	12,353,227		10,006,436

Comparison of Results of Operations for the years ended December 31, 2019 and December 31, 2018

Revenue

Revenue for the year ended December 31, 2019 was approximately $0.5 million compared to approximately $4.8 million for the comparable period in 2018. The revenue for the year ended December 31, 2019 was mainly generated from the exclusive sales agency license revenue from our exclusive franchise, JC Development Co., Ltd (“JCD”), of selling our fish farming containers in Asia Pacific. The revenue for the year ended December 31, 2018 was driven by the sales of fish farming equipment.

Gross profit

Gross profit for the year ended December 31, 2019 was approximately $0.4 million, compared to approximately $2.8 million for the comparable period in 2018. This significant decrease of gross profit margin was mainly because our equipment sales plunged in 2019 as the Company is waiting for the payments and notices from customers to start construction for unfinished sales orders.

General and administrative expenses

General and administrative expenses were $1,733,092, for the year ended December 31, 2019, compared to $337,471 for the comparable period in 2018. This increase was primarily due to the bad debt provision provided for doubtful accounts receivables in 2019.

Other (expense) income

Other expense were $34,842 for the year ended December 31, 2019, compared to other income of $47,783, which was mainly due to the loss from selling materials to third parties.

Income tax benefit (expense)

During the year ended December 31, 2019, we recorded an income tax benefit of $89,968 as compared to the income tax expense of $659,523 for the comparable period in 2018.

Net (loss) income attributable to the Company

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the year ended December 31, 2019 was approximately $1.26 million compared to net income attributable to the Company (excluding net income attributable to non-controlling interest) approximately of $1.79 million for the comparable period in 2018. The significant decrease was due to plunged in equipment sales and bad debt provision in 2019.

Liquidity and Capital Resources

The Company had net loss of $1,325,343 for the year ended December 31, 2019 and the cash and cash equivalent balance was $28,539 as of December 31, 2019, which raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, would enable to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and it has prepared the consolidated financial statements on a going concern basis.

a)	The Company started its business operation in 2018 and is continuing to focus on its business development and ultimately to attain profitable operations. It receives sales orders and delivers the goods to customers continuously. The Company expects to receive $1 million from JC Development Co, Ltd on or before June 1, 2020, according to the exclusive distribution agreement entered into in September 2019.

b)	The Company obtained a financial support letter from Mr. Yin-Chieh Cheng, the chief executive officer, also the chairman of the board of directors and a principle shareholder of the Company.

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

The following table provides detailed information about our net cash flows for the periods indicated:

	For the years ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$266,825	$(790,332)
Net cash used in investing activities	(712,975)	(68,404)
Net cash provided by financing activities	468,390	844,844
Effect of the exchange rate change on cash and cash equivalents	(908)	19,667
Increase in cash and cash equivalents	$21,332	$5,775

Net cash provided by (used in) operating activities

Net cash used in operating activities amounted to $790,332 for the year ended December 31, 2018. This reflected a net income of $1,890,037, as adjusted for non-cash items primarily including bad debt provision of $82,720, depreciation of $9,738 and net deferred income tax of $15,148, and offset by effect of changes in working capital including an increase of $3,662,860 of accounts receivable.

Net cash provided by operating activities amounted to $266,825 for the year ended December 31, 2019. This reflected a net loss of $1,325,343, as adjusted for non-cash items bad debt provision $1,084,534 and the effect of changes in operating assets and liabilities including decreases of account receivable in the amount of $942,165, and increase of amount due from related party in the amount of $1,000,000.

Net cash used in investing activities

Net cash used in investing activities was $712,975 and $68,404 for the year ended December 31, 2019 and 2018 which were primarily attributable to the purchase of equipment and intangible asset.

Net cash provided by financing activities

Net cash provided by financing activities amounted to $468,390 and $844,844 for the year ended December 31, 2019 and 2018, respectively, which was attributable to the proceeds from our stockholders primarily for our daily operation. See “Note 14 to the consolidated financial statements included herewith”.

Since we plan to build our land-based fish farming demo sites in the US, Taiwan, Japan, and Thailand to promote our fish farming systems to the global market, we expect that we will require additional capital, which includes the construction cost, marketing cost, operation costs, and etc., to meet our long-term operating requirements. We expect to obtain financing from stockholders or raise additional capital through, among other things, the sale of equity or debt securities. The stockholders are committed to provide additional financing required when we try to raise additional capital from third party investors or banks. However, there can be no assurance that we will be successful in raising this additional capital.

Restatement of Previously Issued Financial Statements (Unaudited)

Our board of directors (which currently acts as our audit committee) concluded, after consultation with management, that our previously issued unaudited financial statements for the periods ended September 30, 2019, included in the Company’s Quarterly Reports of Form 10-Q for the periods ended September 30, 2019, should no longer be relied upon as a result of the change in accounting for a certain revenue recognition.  We concluded that an exclusive sales agency fee recognized at a point in time during the third quarter of 2019 should have been recognized over an estimated economic life. Specifically, on September 20, 2019, we entered into an exclusive distribution agreement (“distribution agreement”) with JC Development Co. Ltd. (“JCD”) in Taiwan, which is an independent third-party company. JCD agrees to pay Nocera a total amount of $5 million over 5 years starting September 20, 2019 to be our perpetual exclusive sales agent in Asia Pacific. We agreed to pay JCD 8% commission of total sales excluding the sales made to CIMC Smart Science & Technology CO., Ltd. (“CIMC SSC”) in China. We recognized the $1 million consideration paid by JCD as revenue at a point in time when we received the payment in September 2019, which we recently concluded should have been recognized over an estimated economic life. The adjustments resulting therefrom, change the revenue, tax (expense) benefit, net income into net loss, deferred tax assets, net, income tax payable, and deferred revenue that we previously reported, but has no impact on previously reported cash. For further information including the impact of this adjustment, please see Notes 20 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Recently Issued Accounting Pronouncements

Please refer to the Note 3 to the Consolidated Financial Statements included herewith.

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

For financial reporting purposes, the financial statements of PRC companies, which are prepared using the Renminbi, are translated into our reporting currency, the US$. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income/loss in stockholders’ equity.

Transactions denominated in currencies other than the reporting currency are translated into the reporting currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net loss of the consolidated financial statements for the respective periods.

Exchange rates applied are as follows.

	Year ended December 31, 2019	Year ended December 31, 2018

Period end RMB exchange rate	6.9630	6.8482
Average RMB exchange rate	6.8937	6.6346

Period end HK$ exchange rate	7.7731	7.8361
Average HK$ exchange rate	7.8338	7.8392

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, due to the presence of material weaknesses described below, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of December 31, 2019. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2019:

•	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act;

•	we do not have an independent audit committee of our board of directors;

•	there is insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP; and

•	inadequate segregation of duties.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors (“Board”) and executive management:

Name	Age	Position
Yin-Chieh Cheng	41	Chairman of the Board, CEO, President, Director
Shun-Chih Chuang	31	Chief Financial Officer
Erik Nelson	52	Director, Corporate Secretary
David Yu-Lung Kou (1)	50	Director
Thomas A. Steele (1)	72	Director
Hui-Ying Zhuang (1)	47	Director

(1) David Yu-Lung Kou, Thomas A. Steele and Hui-Ying Zhuang are appointed directors effective after filing Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on December 17, 2019.

Yin-Chieh Cheng, Chairman of the Board and Chief Executive Officer and President and Director

Currently, Mr. Cheng serves as Chairman of the Board, Chief Executive Officer, President and Director of the Company. Mr. Cheng served as our Chief Financial Officer and Treasurer from December 27, 2018 until October 28, 2019. Prior to that role, from December 1, 2014, to present, Mr. Yin-Chieh Cheng acted as a director of Shengbo Accounting Firm in Shanghai. Mr. Yin-Chieh Cheng holds a bachelor’s degree in Accounting from George Mason University in Virginia.

Shun-Chih Chuang, Chief Financial Officer

Mr. Chuang was appointed as Chief Financial Officer on October 28, 2019. Prior to that role, Mr. Chuang was a project manager at Deloitte Financial Advisory where he was part of the Transaction Support practice. Mr. Chuang has a marketing degree from UC-Berkeley Extension, and a BS in Accounting from Soochow University, Taiwan. He currently holds Certified Public Accounting (CPA) licenses from the United States and Taiwan.

Erik Nelson, Secretary and Director

Mr. Nelson was appointed as Corporate Secretary and a member of the Board of Directors on September 19, 2011. Mr. Nelson is also the President of Coral Capital Partners, Inc. an advisory services firm founded in 1995 that provides services to privately held and publicly traded companies. Mr. Nelson is also the President of Mountain Share Transfer, LLC (“Mountain Share Transfer”), an SEC registered stock transfer agent since September 2012.

David Yu-Lung Kou, Director

Mr. Kou is an Executive with diversified experience in global business operations, product management, sales, marketing, and branding - including regional distribution and retail sales. He is experienced in (business) localization, product (roadmap) planning, business and operation establishment, restructuring, and crisis recovery. Mr. Kou has experiences in turn-around situations to achieve positive cash flow, strategic business planning and execution, and innovative product creation and launch planning. Mr. Kou is currently the Chief of Strategy and Planning for Wistron Corp. His former employment positions include General Manager of TP Vision from 2015-2018, Vice President – Branded Business Operations at TPV from 2015-2018, a Business Advisor/Consultant of HokangTek from 2014-2018, Business and Operations Advisor of Top Innovation from 2014-2018, and an Executive Director, Global Sales of HTC Corp. from 2012-2014. He attended the University of Southern California earning a MSc. Electrical Engineering in 1991.

Thomas A. Steele, Director

Thomas A. Steele is currently retired. He was registered as a court interpreter Japanese to English and Japan marketing consultant from 2010-2019. Mr. Steele served as a Foreign Service Officer with the U.S. Department of State, Washington, DC for more than 21 years (1980-2001). After retiring from the State Department, he also served as corporate secretary for Anbusa USA, at the 2005 and 2010 World’s Fair. He obtained a BA in Political Science, Music, Radio & TV Broadcasting from the University of California, Los Angeles while attending from 1965-1969.

Hui-Ying Zhuang, Director

Mr. Zhuang works as Vice President of Sales at Clyde Bergemann Power Group (2018-current) with experience in technology and sales management, especially in solution-based consultative selling. Other positions he has held at Clyde Bergemann Power Group include Vice President, Product and Sales Support, Air Pollution Control Products (2013-2018), Director of Technology and Product Management, Air Pollution Control Product Division (2012-2013), Regional Sales Manager from 2006-2012 and a Boiler Process Engineer from 2004-2006. He is experienced in product management, sales, plant operations and contract negotiation. Mr. Zhuang has leadership experience in building and developing management teams and extensive international business working experience. He attended University of South Carolina earning an MBA in 2005.

Board of Directors

As of December 31, 2019, there were changes in our Board of Directors and executive officers. On October 28, 2019, Kuan-Yun Cheng tendered her resignation as President and CEO of the Company. Ms. Cheng resigned for personal reasons, and there were no disagreements between Ms. Cheng and the Company. On October 28, 2019, Yin-Chieh Cheng was appointed as President and CEO of the Company. Concurrent with his appointment as President and CEO, Mr. Cheng resigned as Chief Financial Officer of the Company. Mr. Shun-Chih Chuang was appointed as Chief Financial Officer on October 28, 2019. On December 12, 2019, the three new directors, David Yu-Lung Kou, Thomas A. Steele, and Hui-Ying Zhuang, were appointed to the Board of Directors of Nocera, Inc.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2019, our directors and executive officers did not comply with Section 16(a) filing requirements applicable to them because of the late filings of certain Form 3’s.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2019 and 2018 to each of the following named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Equity Awards ($)	Total ($)
		$	$	$
Erik Nelson	2019	–	–	–
Director and Corporate Secretary	2018	–	–	–

Yin-Chieh Cheng	2019	–	60,831	60,831
President and Chief Executive Officer and Director	2018	–	667	667

Shun-Chih Chuang	2019	3,000	–	3,000
Chief Financial Officer	2018	–	–	–

David Yu-Lung Kou	2019	–	–	–
Director	2018	–	–	–

Thomas A. Steele	2019	–	–	–
Director	2018	–	–	–

Hui-Ying Zhuang	2019	–	–	–
Director	2018	–	–	–

Employment Agreements

We have entered into a consulting agreement with Mr. Yin-Chieh Cheng on December 27, 2018. Mr. Cheng received a stock option award of 5,000,000 shares with 250,000 options vesting every Quarter for a period of 5 years. This award was valued at $304,155 in total using Black Scholes methodology. The award for the year ended December 31, 2019 and 2018 was $60,831 and $667.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings, but they do not receive any other compensation for serving on the Board of Directors.

Indemnification

The Company shall indemnify any and all of its directors, officers, former directors, former officers and any person who may have served at its request as a director or officer of another company in which it owns shares or of which it is a creditor, who were or are made a party or are threatened to be made a party to or are involved in, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative (each a “Proceeding”), or any appeal in such a Proceeding or any inquiry or investigation that could lead to such a Proceeding, against any and all liabilities, damages, reasonable and documented expenses (including reasonably incurred and substantiated attorneys’ fees), financial effects of judgments, fines, penalties (including excise and similar taxes and punitive damages) and amounts paid in settlement in connection with such Proceeding by any of them. Such indemnification shall not be deemed exclusive of any other rights to which those indemnified may be entitled otherwise.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2019 (after giving effect to the Share Exchange, due to the Merger described in Item 2.01 of this Current Report) by (ⅰ) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of December 31, 2019, we had 12,354,200 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors, and officers listed below is at 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of January 1, 2019, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. The table assumes 12,354,200 shares outstanding as of December 31, 2019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares of Common Stock
Owner of more than 5% of Class
Yin-Chieh Cheng, Chairman of the Board, President and Chief Executive Officer (1)	5,250,000	42.50%
Bi Zhang (2)	4,750,000	38.45%
Marina S. Fiorino (3)	1,043,600	8.45%
Erik Nelson, Corporate Secretary and Director (4)	652,600	5.28%
Directors and Executive Officers
Yin-Chieh Cheng, Chairman of the Board, President and Chief Executive Officer (1)	5,250,000	42.50%
Erik Nelson, Corporate Secretary and Director (4)	652,600	5.28%
Shun-Chih Chuang, Chief Financial Officer (5)	–	–
David Yu-Lung Kou, Director (6)	–	–
Thomas A. Steele, Director (6)	–	–
Hui-Ying Zhuang, Director (6)	–	–
All Directors, Executive Officers, and Director Nominees, as a group (6 persons)	5,902,600	47.78%

(1)

Mr. Cheng, our Chairman, also serves as the general manager of GSI in Hong Kong and legal representative of the WFOE and has sole voting and investment power over the shares. The 5,250,000 shares do not include up to 5,000,000 Series “A” Warrants exercisable until 2023 at $0.50 which are subject to performance under Mr. Cheng’s Consulting Agreement and vesting at 250,000 per quarter. The business address of Yin-Chieh Cheng is Flat B, 6/F, Teda Building, 87 Wing Lok Street Sheung Wan, Hong Kong.

(2)	Mr. Zhang, general manager of Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited, has sole voting and investment power over the shares. The business address of Mr. Zhang is Building #5 Feng Du Ban Pang Shan An Zhi Qu Xing Yi City, Guizhou Qian Xi Nan, China.
(3)	An aggregate of 1,043,000 shares beneficially owned by Marina S. Fiorino, which includes 500,000 shares held by Nelson Fiorino Holdings, LLC., which is 50% owned by Ms. Fiorino; and 543,000 shares held by Ms. Fiorino personally. The business address of Ms. Fiorino is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(4)	An aggregate of 652,600 shares beneficially owned by Erik Nelson, which includes 500,000 shares held by Nelson Fiorino Holdings, LLC., which is 50% owned by Mr. Nelson; 150,000 shares held by Coral Investment Partners, LP, which is 100% owned by Erik Nelson; and 2,600 shares held by Mr. Nelson personally. Mr. Nelson’s business address is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(5)	Mr. Chuang was appointed as Chief Financial Officer on October 28, 2019. The business address of Mr. Chuang is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(6)	David Yu-Lung Kou, Thomas A. Steele and Hui-Ying Zhuang are appointed directors effective after filing Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on December 17, 2019. The business address of Mr. Kou, Mr. Steele, and Mr. Zhuang is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have not entered into any material transactions with any director, executive officer, and nominee for director, the beneficial owner of five percent or more of our common stock, or family members of such persons.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended December 31, 2019, the total fees billed to Nocera for audit-related services was $141,787, for tax services was nil and for all other services was nil.

During the fiscal year ended December 31, 2018, the total fees billed to Nocera for audit-related services was $64,625, for tax services was nil and for all other services was nil.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: Please check “Index to Consolidated Financial Statements” of this annual report on Form 10-K.

2. Exhibits:

Exhibit No.	Description

2.1	Amended Agreement and Plan of Merger, dated December 27, 2018, and effective as of December 31, 2018, by and among Nocera, Inc., Grand Smooth Inc. Limited and GSI Acquisition Corp. (2)

3.1	Certificate of Incorporation of Nocera, Inc., as amended. (1)

3.2	Bylaws of Nocera, Inc. (1)

3.3	Articles of Incorporation of GSI Acquisition Corp., a Colorado Corporation (2)

3.4	Articles of Grand Smooth Inc Limited, a Hong Kong, China Corporation (2)

3.5	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited (2)

10.1	Share Exchange Agreement (2)

10.2	2018 Nocera, Inc. Stock Option and Award Incentive Plan (2)

10.3	Yin-Chieh Cheng Consulting Agreement (2)**

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc. *
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.*
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

(1) Incorporated herein by reference from the exhibits included in the Company’s Registration Statement on Form 10-12g dated October 19, 2018.

(2) Incorporated herein by reference from the exhibits included in the Form 8-K12G3 filed on January 31, 2019

(**) Incorporated herein by reference as Exhibit “B” to Exhibit 2.1 included in this Form 8-K12G3 filing dated January 31, 2019.

ITEM 16.	10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	President and Chief Executive Officer

Dated:	May 14, 2020

By:	/s/ Shun-Chih Chuang
Name:	Shun-Chih Chuang
Title:	Chief Financial Officer

Dated:	May 14, 2020

NOCERA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Nocera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nocera, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Unaudited Financial Statements

As discussed in Note 20 to the consolidated financial statements, the unaudited financial statements previously included in the Company’s Quarterly Report of Form 10-Q for the periods ended September 30, 2019 have been restated to correct a misstatement.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Beijing, China

May 14, 2020

BEIJING OFFICE • Unit 2419-2422 • Kerry Center South Tower • 1 Guang Hua Road • Chaoyang District, Beijing • 100020

Phone 8610.8518.7992 • Fax 8610.8518.7993 • www.marcumbp.com

NOCERA, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2019	December 31, 2018
	$	$
ASSETS
Current assets
Cash and cash equivalents	28,539	7,207
Accounts receivable, net	1,483,583	3,548,613
Inventories, net	287,409	63,401
Advance to suppliers	2,440	73,012
Prepaid expenses and other assets, net	17,148	490,418
Due from a related party	683,521	–
Total current assets	2,502,640	4,182,651
Deferred tax assets, net	74,639	–
Property and equipment, net	194,809	58,702
Operating lease right-of-use assets	113,166	–
Intangible assets, net	473,935	–
Total assets	3,359,189	4,241,353
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	251,603	233,492
Advance from customers	392,148	106,673
Other payables and accrued liabilities	294,472	421,784
Convertible note	–	3,465
Due to related parties	405,772	819,351
Income tax payable	608,598	624,276
Bank borrowing	15,367	–
Deferred revenue-current portion	620,331	–
Operating lease liabilities-current	8,485	–
Total current liabilities	2,596,776	2,209,041
Deferred tax liabilities, net	–	14,676
Deferred revenue	–	65,633
Total liabilities	2,596,776	2,289,350
Commitments and contingencies	–	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 12,354,200 shares and 12,349,200 shares issued and outstanding as of December 31, 2019 and, 2018, respectively)	12,354	12,349
Additional paid-in capital	271,915	115,311
Statutory and other reserves	191,219	191,219
Retained earnings	339,203	1,595,955
Accumulated other comprehensive loss	(81,350)	(61,508)
Total Nocera, Inc.’s stockholders’ equity	733,341	1,853,326
Non-controlling interests	29,072	98,677
Total equity	762,413	1,952,003
Total liabilities and equity	$3,359,189	$4,241,353

See notes to the consolidated financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Stated in US Dollars)

	For the years ended December 31,
	2019	2018
	$	$
Net sales	456,860	4,812,788
Cost of sales	(104,237)	(1,973,540)
Gross profit	352,623	2,839,248
Operating expenses
General and administrative expenses	(1,733,092)	(337,471)
Total operating expenses	(1,733,092)	(337,471)
(Loss) Income from operations	(1,380,469)	2,501,777
Other (expense) income	(34,842)	47,783
(Loss) Income before income taxes	(1,415,311)	2,549,560
Income tax benefit (expense)	89,968	(659,523)
Net (loss) income	(1,325,343)	1,890,037
Less: Net (loss) income attributable to non-controlling interests	(68,591)	98,688
Net (loss) income attributable to the company	(1,256,752)	1,791,349
Comprehensive (loss) income
Net (loss) income	(1,325,343)	1,890,037
Foreign currency translation loss	(20,856)	(61,500)
Total comprehensive (loss) income	(1,346,199)	1,828,537
Less: Net (loss) income attributable to non-controlling interest	(68,591)	98,688
Less: Foreign currency translation loss attributable to non-controlling interest	(1,014)	–
Comprehensive (loss) income attributable to the Company	(1,276,594)	1,729,849
(Loss) income per share
Basic	(0.1017)	0.1790
Diluted	(0.1017)	0.1790
Weighted average number of common shares outstanding
Basic	12,353,227	10,006,436
Diluted	12,353,227	10,006,436

See notes to the consolidated financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in US Dollars)

	Common Stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’ Equity	Non-controlling	Total Equity
	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$	$	$	$	$	$	$	$

Balance, December 31, 2017	10,000,000	10,000	(10,000)	–	(4,175)	(8)	(4,183)	(43)	(4,226)
Reverse merger recapitalization	2,349,200	2,349	(20,630)	–	–	–	(18,281)	–	(18,281)
Capital contribution	–	–	145,973	–	–	–	145,973	–	145,973
Transfer to statutory and other reserves	–	–	–	191,219	(191,219)	–	–	–	–
Net income attribute to non-controlling interest	–	–	–	–	–	–	–	98,688	98,688
Purchase of non-controlling interest	–	–	(32)	–	–	–	(32)	32	–
Net income	–	–	–	–	1,791,349	–	1,791,349	–	1,791,349
Foreign currency translation adjustments	–	–	–	–	–	(61,500)	(61,500)	–	(61,500)
Balance, December 31, 2018	12,349,200	12,349	115,311	191,219	1,595,955	(61,508)	1,853,326	98,677	1,952,003

Foreign currency translation adjustments	–	–	–	–	–	(19,842)	(19,842)	(1,014)	(20,856)
Issuance of new shares	5,000	5	3,595	–	–	–	3,600	–	3,600
Share-based compensation	–	–	60,831	–	–	–	60,831	–	60,831
Stockholder contribution by assuming liabilities	–	–	83,364	–	–	–	83,364	–	83,364
Free rent provided by stockholder	–	–	2,214	–	–	–	2,214	–	2,214
Free service provided by employees	–	–	6,600	–	–	–	6,600	–	6,600
Net loss	–	–	–	–	(1,256,752)	–	(1,256,752)	(68,591)	(1,325,343)
Balance, December 31, 2019	12,354,200	12,354	271,915	191,219	339,203	(81,350)	733,341	29,072	762,413

See notes to the consolidated financial statements

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	December 31, 2019	December 31, 2018
	$	$
Cash flows from operating activities:
Net (loss) income	(1,325,343)	1,890,037
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expenses	32,600	9,738
Amortization	63,224	–
Bad debt provision	1,084,534	82,720
Inventories written down	719	–
Free rental expense offered by a stockholder	2,214	–
Interest expense	7,205	–
Deferred income tax	(89,968)	15,148
Share-based compensation	64,181	–
Free service from employee	6,600	–
Changes in operating assets and liabilities:
Accounts receivable, net	942,165	(3,662,860)
Inventories	(228,034)	(65,442)
Advance to suppliers	70,066	30,145
Prepaid expenses and other assets, net	1,768	(588,326)
Operating lease right-of-use asset	(114,303)	–
Accounts payable	22,182	241,008
Advance from customers	290,119	110,107
Other payables and accrued liabilities	(121,569)	435,273
Income tax payable	(5,441)	644,374
Deferred revenue	555,336	67,746
Operating lease liability	8,570	–
Amount due from a related party	(1,000,000)	–
Net cash provided by (used in) operating activities	266,825	(790,332)

Cash flows from investing activities
Purchase of property and equipment	(171,053)	(70,330)
Purchase of intangible assets	(541,922)	–
Cash acquired from merger	–	1,926
Net cash used in investing activities	(712,975)	(68,404)

Cash flows from financing activities:
Stockholder capital contributions	–	145,973
Proceeds from related parties	527,284	884,263
Repayment to related parties	(74,665)	(185,392)
Proceeds from issuance of common stock	250	–
Proceeds from short-term bank loan	15,521	–
Net cash provided by financing activities	468,390	844,844

Effect of exchange rate changes on cash and cash equivalents	(908)	19,667
Net increase in cash and cash equivalents	21,332	5,775
Cash and cash equivalents at beginning of year	7,207	1,432
Cash and cash equivalents at end of year	28,539	7,207

Supplemental disclosures of cash flow information
Cash paid for interest expenses	8,325	–
Cash paid for Income taxes	5,442	–

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

Reverse merger

Effective December 31, 2018, Nocera completed a reverse merger transaction (the “Transaction”) pursuant to an Agreement and Plan of Merger (the “Agreement”), with (i) GSI, (ii) GSI’s stockholders, Yin-Chieh Cheng and Bi Zhang, who together owned shares constituting 100% of the issued and outstanding ordinary shares of GSI (the “GSI Shares”) and (iii) GSI Acquisition Corp. Under the terms of the Agreement, the GSI Stockholders transferred to Nocera all of the GSI Shares in exchange for the issuance of 10,000,000 shares (the “Shares”) of Nocera’s common stock (the “Share Exchange”). As a result of the reverse merger, GSI became Nocera’s wholly-owned subsidiary and Yin-Chieh Cheng and Bi Zhang, the former stockholders of GSI, became Nocera’s controlling stockholders. The share exchange transaction with GSI was treated as a reverse merger, with GSI as the accounting acquirer and Nocera as the acquired party.

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

On November 13, 2018, GSI incorporated GZ GST in PRC with registered capital of US$15,000.

Reorganization

In anticipation of the reverse merger, GSI undertook a reorganization and became the ultimate holding company of WFOE and GZ WFH, which were all controlled by the same stockholders before and after the Reorganization.

Effective on December 31, 2018, stockholders of GZ WFH and WFOE entered into a series of contractual agreements (“VIE Agreements” which are described below). As a result, GSI, through WFOE, has been determined to be the primary beneficiary of GZ WFH and GZ WFH became VIE of GSI. Accordingly, GSI consolidates GZ WFH’s operations, assets, and liabilities.

Immediately before and after reorganization completed on December 31, 2018 as described above, GSI together with WFOE and its VIE were effectively controlled by the same stockholders, therefore, the reorganization was accounted for as a recapitalization. The accompanying consolidated financial statements have been prepared as if the current corporate structure has been in existence throughout the periods presented. The consolidation of the GSI and its subsidiary and VIE has been accounted for at historical cost as of the beginning of the first period presented in the accompanying financial statements.

The VIE Agreements

The VIE structure was adopted mainly because the China operating company may in the future engage in business that may require special licenses in China and which can be an industry that prohibits foreign investment. WFOE has entered into the following contractual arrangements with a stockholder of GZ WFH, that enable the Company to (1) have the power to direct the activities that most significantly affects the economic performance of GZ WFH, and (2) receive the economic benefits of GZ WFH that could be significant to GZ WFH. The Company is fully and exclusively responsible for the management of GZ WFH, assumes all of the risk of losses of GZ WFH and has the exclusive right to exercise all voting rights of GZ WFH’s stockholder. Therefore, in accordance with ASC 810 "Consolidation", the Company is considered the primary beneficiary of GZ WFH and has consolidated GZ WFH’s assets, liabilities, results of operations, and cash flows in the accompanying consolidated financial statements.

(1) Voting Rights Proxy Agreement & Power of Attorney. Mr. Zhang Bi, (Existing Stockholder) hereby irrevocably undertake that he authorize the WFOE or the individual then designated by the WFOE (“Attorney”) to exercise, on his behalf, the following rights available to them in their capacity as a stockholder of the GZ WFH under the then effective articles of association of the GZ WFH (collectively, “Powers”): (a) to propose the convening of, and attend, stockholders’ meetings in accordance with the articles of association of the GZ WFH on behalf of the Existing Stockholder; (b) to exercise voting rights on behalf of the Existing Stockholder on all matters required to be deliberated and resolved by the stockholders’ meeting, including without limitation the appointment and election of the directors and other executives to be appointed and removed by the stockholders, of the GZ WFH the sale or transfer of all or part of the equity held by stockholders in the GZ WFH; (c) to exercise other stockholders’ voting rights under the articles of association of the GZ WFH (including any other stockholders’ voting rights stipulated upon an amendment to such articles of association); (d) other voting rights that stockholders shall enjoy under the PRC laws, as amended, revised, supplemented and re-enacted, no matter whether they take effect before or after the conclusion of this Agreement. The Existing Stockholders shall not revoke the authorization and entrustment accorded to the Attorney other than in the case where the WFOE gives the Existing Stockholders a written notice requesting the replacement of the Attorney, in which event the Existing Stockholders shall immediately appoint such other person as then designated by the WFOE to exercise the foregoing Powers and such new authorization and entrustment shall supersede, immediately upon its grant, the original authorization, and entrustment.

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

(3) Equity Pledge Agreement. Under the Equity Interest Pledge Agreement between the WFOE and Mr. Zhang Bi, the stockholder of GZ WFH, stockholder pledged all of his equity interests in GZ WFH to WFOE to guarantee the performance of GZ WFH’s obligations under the Exclusive Business Cooperation Agreement. Under the terms of the agreement, in the event that GZ WFH or stockholders breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, WFOE, as pledge, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests. Zhang Bi also agreed that upon the occurrence of any event of default, as set forth in the Equity Interest Pledge Agreement, WFOE is entitled to claim indemnity.

(4) Exclusive Call Option Agreement. GZ WFH and its stockholder, Mr. Zhang Bi, have entered into an Exclusive Call Option Agreement with WFOE. Under the Exclusive Call Option Agreement, the GZ WFH stockholder irrevocably granted WFOE (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, part or all of their equity interests in GZ WFH. According to the Exclusive Call Option Agreement, the purchase price shall be the minimum price permitted by applicable PRC Law at the time when such share transfer occurs.

Risks in relation to the VIE structure

The Company believes that the contractual arrangements with its VIE and their respective stockholder are in compliance with PRC laws and regulations and are legally enforceable. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government could:

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

The Company’s ability to conduct its private equity investment management business may be negatively affected if the PRC government were to carry out of any of the aforementioned actions. As a result, the Company may not be able to consolidate its VIE in its consolidated financial statements as it may lose the ability to exert effective control over the VIE and their respective stockholders and it may lose the ability to receive economic benefits from the VIE. The Company, however, does not believe such actions would result in the liquidation or dissolution of the Company, its PRC subsidiary, and VIE.

The interests of the stockholders of VIE may diverge from that of the Company and that may potentially increase the risk that they would seek to act contrary to the contractual terms. The Company cannot assure that when conflicts of interest arise, stockholders of VIE will act in the best interests of the Company or that conflicts of interests will be resolved in the Company’s favor. Currently, the Company does not have existing arrangements to address potential conflicts of interest the stockholders of VIE may encounter in its capacity as beneficial owners and directors of VIE, on the one hand, and as beneficial owners and directors of the Company, on the other hand. The Company believes the stockholders of VIE will not act contrary to any of the contractual arrangements and the exclusive option agreements provide the Company with a mechanism to remove the current stockholders of VIE should they act to the detriment of the Company. The Company relies on certain current stockholders of VIE to fulfill their fiduciary duties and abide by laws of the PRC and act in the best interest of the Company. If the Company cannot resolve any conflicts of interest or disputes between the Company and the stockholders of VIE, the Company would have to rely on legal proceedings, which could result in disruption of its business, and there is substantial uncertainty as to the outcome of any such legal proceedings. Total assets and liabilities presented on the Company’s Consolidated Balance Sheets and expense, net income (loss) presented on Consolidated Statement of Operations and Comprehensive Income (Loss) as well as the cash flow from operating, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of the Company’s VIE GZ WFH. The following financial statements amounts and balances of the VIE were included in the accompanying consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
	$	$
Cash	27,155	5,281
Total assets	2,671,275	3,770,082
Total liabilities	2,005,371	1,712,078

	For the years ended December 31,
	2019	2018
	$	$
Revenue	56,860	4,812,788
Net (loss) income	(1,371,825)	1,973,757
Net cash provided (used) in operating activities	538,427	(222,757)
Net cash used in investing activities	(712,293)	(70,330)
Net cash provided by financing activities	196,049	292,381

Note 2      GOING CONCERN

The Company had net loss of $1,325,343 for the year ended December 31, 2019 and the cash and cash equivalent balance was $28,539 as of December 31, 2019, which raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, the Company would enable to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and it has prepared the consolidated financial statements on a going concern basis.

a)	The Company started its business operation in 2018 and is continuing to focus on its business development and ultimately to attain profitable operations. It receives sales orders and delivers the goods to customers continuously. The Company expects to receive $1 million from JC Development Co, Ltd.(“JCD”) on or before June 1, 2020, according to the exclusive distribution agreement entered into in September 2019.

b)	The Company obtained a financial support letter from Mr. Yin-Chieh Cheng, the chief executive officer, also the chairman of the board of directors and a principle shareholder of the Company.

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

Note 3      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Change of Reporting Entity and Basis of Presentation

As a result of the Share Exchange on December 31, 2018, GSI became a wholly owned subsidiary of Nocera, Inc. The former GSI’s stockholders owned a majority of the common stock of the Company. The Transaction was regarded as a reverse merger whereby GSI was considered to be the accounting acquirer as its stockholders retained control of the Company after the Share Exchange, although Nocera, Inc. is the legal parent company. The Share Exchange was treated as a recapitalization of the Company.

As a result, the assets and liabilities and the historical operations that will be reflected in the Nocera’s financial statements after consummation of the Transaction will be those of GSI and will be recorded at the historical cost basis of GSI. Nocera’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of GSI upon consummation of the Transaction. As such, GSI is the continuing entity for financial reporting purpose. In a reverse merger, the historical stockholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid-in-capital. Therefore, the financial statements have been prepared as if GSI had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.

The consolidated financial statements included the financial statements of all subsidiaries and the VIE of the Company. All transactions and balances between the Company and its subsidiary and VIE have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform with current year presentation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful receivables; the useful lives of property and equipment and intangible assets; impairment of long-lived assets; recoverability of the carrying amount of inventory; fair value of financial instruments; provisional amounts based on reasonable estimates for certain income tax effects of the Tax Cuts and Jobs Act (the “Act”) and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

There was one customer who represents 87.55% of the Company's total revenue during the years ended December 31, 2019. There were three customers who represents 100% of the Company's total revenue during the years ended December 31, 2018.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	December 31, 2019	December 31, 2018

Percentage of the Company’s accounts receivable
Customer A	38.97%	21.46%
Customer B	32.24%	44.36%
Customer C	28.79%	33.47%
	100.00%	99.29%

The following table sets forth a summary of single suppliers who represent 10% or more of the Company’s total purchase:

	For the years ended December 31,
	2019	2018

Percentage of the Company’s purchase
Supplier A	50.50%	–
Supplier B	41.58%	–
Supplier C	–	17.09%
Supplier D	–	16.56%
Supplier E	–	15.31%
	92.08%	48.96%

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

As of December 31, 2019 and 2018, there are no assets or liabilities that are measured and reported at fair value on a recurring basis.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2019 and 2018 were $28,539 and $7,207, respectively.

Accounts Receivable, Net

Accounts receivable are stated at the original amount less an allowance for doubtful accounts, if any, based on a review of all outstanding amounts at period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. The Company analyzes the aging of the customer accounts, coverage of credit insurance, customer concentrations, customer credit-worthiness, historical and current economic trends and changes in its customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Prepaid Expenses and Other Assets, Net

Prepaid expense and other assets, net consist of receivable from investment, prepaid rent and etc. Management reviews its receivable balance each reporting period to determine if an allowance for doubtful accounts is required. An allowance for doubtful account is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging, and prevailing economic conditions. Bad debts are written off against the allowance after all collection efforts have ceased.

Inventories, net

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

Intangible Assets, Net

The intangible assets are a series of software that are surveillance app connecting smart phones, achieving smart fish farming. It reports a real time data of water in our fish farming tanks, such as temperature, PH value, and dissolved oxygen, to the smart phones of fish farmers, helping fish farmers to understand the water condition in a timely manner.

Intangible assets are stated at cost less accumulated amortization and impairment losses. Intangible assets are amortized over estimated useful lives, and are reviewed annually for impairment. The estimated useful life of the intangible assets is 5 years.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets.

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

The Company provides goods, maintenance service warranties for the goods sold with a period vary from 18 months to 72 months, which majority are 18 months, and exclusive sales agency license to its customers. For performance obligation related to providing products, the Company expects to recognize the revenue according to the delivery of products. For performance obligation related to maintenance service warranties, the Company expects to recognize the revenue on a ratable basis using a time-based output method. The performance obligations are typically satisfied as services are rendered on a straight-line basis over the contract term, which is generally for 18 months as majority of the maintenance service warranties periods provided are 18 months. For performance obligation related to exclusive agency license, the Company recognizes the revenue ratably upon the satisfaction over the estimated economic life of the license. .

The Company does not have amounts of contract assets since revenue is recognized as control of goods is transferred. The contract liabilities consist of advance payments from customers and deferred revenue. Advance payments from customer are expected to be recognized as revenue within 12 months. Deferred revenue is expected to be recognized as revenue within 12 months.

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

Leases

In February 2016, the FASB issued ASU 2016-12, Leases (ASC Topic 842), which amends the leases requirements in ASC Topic 840, Leases. Under the new lease accounting standard, a lessee will be required to recognize a right-of-use asset and lease liability for most leases on the balance sheet. The new standard also modifies the classification criteria and accounting for sales-type and direct financing leases, and enhances the disclosure requirements. Leases will continue to be classified as either finance or operating leases.

The Company adopted ASC Topic 842 using the modified retrospective transition method effective January 1, 2019. There was no cumulative effect of initially applying ASC Topic 842 that required an adjustment to the opening retained earnings on the adoption date nor revision of the balances in comparative periods. As a result of the adoption, The Company recognized a lease liability and right-of-use asset for each of our existing lease arrangement. The adoption of the new lease standard does not have a material impact on our consolidated income statement or our consolidated statement of cash flow.

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The Company records interest and penalties on uncertain tax provisions as income tax expense. There are no uncertain tax positions as of December 31, 2019 and 2018, and the Company has no accrued interest or penalties related to uncertain tax positions. The company does not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of the Company’s net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar (“US$”). The functional currency of the Company’s subsidiary and the consolidated VIE is RMB. In the consolidated financial statements, the financial information of the Company’s subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of December 31, 2019 and 2018 are 6.9630 and 6.8482, respectively. The annual average exchange rates for the year ended December 31, 2019 and 2018 are 6.8937 and 6.6346, respectively.

(Loss) Earnings per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to holders of common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Adoption of ASC Topic 606, “Revenue from Contracts with Customers

ASU No. 2014-09. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on January 1, 2017. This adoption has no material impact on consolidated financial statements or related disclosures. See Note 3 “Revenue Recognition” above for further details.

Adoption of ASC Topic 842, “Leases

ASU No. 2016-02. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Lease (Topic 842)”, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU” asset) representing its right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this standard effective January 1, 2019. The Company elected the optional transition method that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. See Note 3 “Leases” above for further details.

Adoption related to Statement of Cash Flows

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

Accounting Pronouncements Issued But Not Yet Adopted

ASU 2018-13. In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

ASU 2019-12. On December 18, 2019, the FASB issued ASU No. 2019-12, Income taxes (Topic 740), Simplifying the Accounting for Income Taxes. This guidance amends ASC Topic 740 and addresses several aspects including 1) evaluation of step-up tax basis of goodwill when there is not a business combination, 2) policy election to not allocate consolidated taxes on a separate entity basis to entities not subject to income tax, 3) accounting for tax law changes or rates during interim periods, 4) ownership changes from equity method investment to subsidiary or vice versa, 5) elimination of exception to intraperiod allocation when there is gain in discontinued operations and a loss from continuing operations, 6) treatment of franchise taxes that are partially based on income. The guidance is effective for calendar year-end public entities on January 1, 2021 and other entities on January 1, 2022. The Company is evaluating the impact of this guidance on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Note 4     ACCOUNTS RECEIVABLE, NET

As of December 31, 2019 and 2018, accounts receivable consisted of the following:

	December 31, 2019	December 31, 2018
	$	$
Accounts receivable	2,557,326	3,548,613
Less: Allowance for doubtful accounts	(1,073,743)	–
Total	1,483,583	3,548,613

For the years ended December 31, 2019 and 2018, the Company has recorded provision for doubtful accounts of $1,084,534 and nil, respectively.

Note 5     INVENTORIES, NET

As of December 31, 2019 and 2018, inventories consisted of the following:

	December 31, 2019	December 31, 2018
	$	$
Raw materials	248,743	63,401
Work in process	38,666	–
Total	287,409	63,401

The inventory as of December 31, 2018 and 2019 represented the raw materials. The inventory write downs were $719 and $nil for the year ended December 31, 2019 and December 31, 2018, respectively.

Note 6     ADVANCE TO SUPPLIERS

Balances of advances to suppliers were $2,440 and $73,012 as of December 31, 2019 and 2018, respectively, which represented prepayments to suppliers for raw materials.

Note 7     PREPAID EXPENSES AND OTHER ASSETS, NET

	December 31, 2019	December 31, 2018
	$	$
Receivable from a third party (1)	–	551,464
Other receivables from third party	15,559	15,565
Prepaid rent expense	–	3,895
Others	1,589	2,214
	17,148	573,138
Less: Allowance for doubtful accounts(1)	–	(82,720)
Prepaid expenses and other assets, net	17,148	490,418

(1)

The balance as of December 31, 2018 represented the receivable from a concert host. The Company invested in a concert which was held in Taiwan in November 2018. As of December 31, 2018, the Company provided bad debt provision amounting to $82,720.

The balance was nil as of December 31, 2019, because the chairman of the Company, Mr. Yin Chieh Cheng took over the receivable amount of the concert host and assumed the liabilities related to such receivable to the Company. Please refer to Note 14 Below.

Note 8     PROPERTY AND EQUIPMENT, NET

As of December 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	December 31, 2019	December 31, 2018
	$	$
Furniture and fixtures	3,730	3,793
Equipment	181,754	12,612
Leasehold improvement	9,900	10,066
Vehicle	40,979	41,665
	236,363	68,136
Less: Accumulated depreciation	(41,554)	(9,434)
Property and equipment, net	194,809	58,702

Depreciation expenses for the year ended December 31, 2019 and 2018 were $32,600 and $9,738, respectively.

Note 9     INTANGIBLE ASSETS, NET

As of December 31, 2019 and December 31, 2018, intangible assets consisted of the following:

	December 31, 2019	December 31, 2018
	$	$
Intangible assets	536,530	–
	536,530	–
Less: Accumulated amortization	(62,595)	–
Intangible assets, net	473,935	–

The intangible assets are a series of software that are surveillance app connecting smart phones, achieving smart fish farming. It reports a real time data of water in our fish farming tanks, such as temperature, PH value, and dissolved oxygen, to the smart phones of fish farmers, helping fish farmers to understand the water condition in a timely manner.

The Company recorded amortization expenses of $63,224 and nil for the years ended December 31, 2019 and 2018, respectively.

Note 10     LEASES

The Company has two non-cancelable lease agreements for certain office and accommodation as well as fish farming containers for research and develop advanced technology for water circulation applying in fishery with original lease periods expiring between 2022 and 2023. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. The Company recognizes rental expense on a straight-line basis over the lease term.

The following table provides a summary of leases by balance sheet location as of December 31, 2019:

	Balance Sheet Location	December 31, 2019
		$
Assets
Operating- noncurrent	Operating lease right-of-use assets	113,166
Total leased assets		113,166

Liabilities
Operating – current	Operating lease liabilities-current	8,485
Total lease liabilities		8,485

The components of lease expenses for the year ended December 31, 2019 were as follows:

	Statement of Operations Location	For the year ended December 31, 2019
		$
Lease Costs
Operating lease expense	General and administrative expenses	45,408
Total net lease costs		45,408

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2019 are as follows:

Operating
(Unaudited)
$
2020	8,617
2021	–
2022	–
2023	–
Total lease payments	8,617
Less: interest	(132)
Present value of lease liabilities	8,485

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018 were as follows:

Leases (1)
$
2019	–
2020	8,761
2021	–
2022	–
2023	–
Total	8,761

(1) Amounts are based on ASC 840, Leases that was superseded upon our adoption of ASC 842, Leases on January 1, 2019.

Following table provides a summary of the lease terms and discount rates for the year ended December 31, 2019:

December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	2.75 years

Weighted Average Discount Rate
Operating leases	6.18%

As most of the leases do not provide an implicit rate, the Company use the incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Supplemental information related to the leases for the year ended December 31, 2019 is as follows:

For the year ended December 31, 2019
$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	145,060

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	143,616

Note 11     OTHER PAYABLES AND ACCRUED LIABILITIES

	December 31, 2019	December 31, 2018
	$	$
VAT payable	208,219	310,661
Accrued expenses	5,000	74,395
Salary payable	35,840	12,049
Short-term advance from staff	2,086	1,827
Others	43,327	22,852
Total	294,472	421,784

Note 12     CONVERTIBLE NOTE

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

As of December 31, 2018, the remaining principle amount of the Note was $10,000, and the remaining unamortized note discount was $7,205. The aggregate effective interest rate on the Note is approximately 24%. For the year ended December 31, 2018, the interest accretion and the contractual interest coupon of the Note was $2,795 and $670, respectively.

The fair value of 150,000 Class A Warrants and 150,000 Class B warrants issued on September 20, 2018 were measured by the Black-Scholes pricing model with the following assumptions.

September 20, 2018

Dividend yield	–
Risk-free interest rate	2.96%
Expected term (in years)	4.57
Volatility	25.3%

The Company has repaid the Note together with the interest on January 3, 2019.

The following lists the components of the ending balance of convertible note as of December 31, 2019 and 2018, respectively.

	December 31, 2019	December 31, 2018
	$	$
Gross convertible note	–	10,670
Less: Discount on BCF	–	4,215
Discount on warrants	–	2,990
Convertible note, net	–	3,465

Note 13     TAXATION

The Company and its subsidiary, and the consolidated VIE file tax returns separately.

1) Value-added tax (“VAT”)

Pursuant to the Provisional Regulation of the PRC on VAT and the related implementing rules, all entities and individuals ("taxpayers") that are engaged in the sale of products in the PRC are generally required to pay VAT, at a rate of which was changed from 16% to 13% on April 1, 2019 of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. GZ WFH also subjected to 10% for the installment service provided.

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

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a significant tax impact on its financial statements and will continue to examine the impact the CARES Act may have on its business.

The Company evaluated the Global Intangible Low Taxed Income ("GILTI") inclusion on current earnings and profits of greater than 10% owned foreign controlled corporations. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The law also provides that corporate taxpayers may benefit from a 50% reduction in the GILTI inclusion, which effectively reduces the 21% U.S. corporate tax rate on the foreign income to an effective rate of 10.5%. The GILTI inclusion further provides for a foreign tax credit in connection with the foreign taxes paid. In 2019, the Company recorded a GILTI inclusion of $152,829. The Company has elected to treat the financial statement impact of GILTI as current period expenses.

The reverse merger was completed on December 31, 2018 and the tax losses of US subsidiary was not in the scope as of December 31, 2018. As of December 31, 2019, net operating loss carried forward which was available to offset future taxable income for the Company in the United States was $99,817. There is a full valuation allowance applied against these loss carry forward as management determined it was not more likely than not that these net operating losses would be utilized in the foreseeable future.

Hong Kong

The HK tax reform has introduced two-tiered profits tax rates for corporations. Under the two-tiered profits tax rates regime, the profits tax rate for the first HK$2 million (approximately $255,304) of assessable profits will be lowered to 8.25% (half of the rate specified in Schedule 8 to the Inland Revenue Ordinance (IRO)) for corporations. Assessable profits above HK$2 million (approximately $255,304) will continue to be subject to the rate of 16.5% for corporations. The Company assessed that the HK entity will not earn a profit greater than HK$2 million (approximately $255,304), it is subject to a corporate income tax rate of 8.25%. The Company does not have assessable profits in Hong Kong through 2019.

As of December 31, 2019 and 2018, the Company’s subsidiary in Hong Kong had $99,342 and $5,000 in net operating loss carry forwards available to offset future taxable income, respectively. These net operating losses will be carryforward indefinitely under Hong Kong Profits Tax regulation. There is a full valuation allowance applied against these loss carry forward as management determined it was not more likely than not that these net operating losses would be utilized in the foreseeable future.

PRC

WFOE and the consolidated VIE established in the PRC are subject to the PRC statutory income tax rate of 25%, according to the PRC Enterprise Income Tax (“EIT”) law.

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25% for the year ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Company in PRC had $298,556 and nil in net operating loss carryforwards available to offset future taxable income, respectively. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carryback of losses is not permitted. If not utilized, the PRC net operating loss of $298,556 will expire in 2024.

The components of the income tax (benefit) expense are:

	For the years ended December 31,
	2019	2018
	$	$
Current	–	644,375
Deferred	(89,968)	15,148
Total income tax (benefit) expense	(89,968)	659,523

The reconciliation of income taxes expenses computed at the PRC statutory tax rate applicable to income tax expense is as follows:

	For the years ended December 31,
	2019		2018
PRC income tax statutory rate	25.00%		25.00%
Tax effect of non-deductible expense	(0.41%	)	0.05%
Tax effect of non-taxable income	2.33%		0.00%
Tax effect of different tax rates in other jurisdictions	2.90%		0.55%
GILTI Tax impact	(2.27%	)	0.00%
Changes in valuation allowance	(21.19%	)	0.27%
Effective tax rate	6.36%		25.87%

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	December 31, 2019	December 31, 2018
	$	$
Deferred tax assets
Tax loss carried forward	103,797	743
Allowance for doubtful receivables	275,260	6,824
	379,057	7,567
Valuation allowance	(304,418)	(7,567)
Total deferred tax assets, net	74,639	–

Deferred tax liabilities
Property and equipment, difference in depreciation	–	(14,676)

Deferred tax liabilities, net	–	(14,676)

The valuation allowance as of December 31, 2018 and 2019 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	December 31, 2019	December 31, 2018
	$	$
Balance at beginning of the year	(7,567)	–
Additions of valuation allowance	(296,851)	(7,567)
Reductions of valuation allowance	–	–
Balance at the end of the year	(304,418)	(7,567)

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

As of December 31, 2019 and 2018, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 14     RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	December 31, 2019	December 31, 2018
	$	$
Mr. Zhang Bi (1)	399,091	245,545
Mr. Yin-Chieh Cheng (2)	—	556,464
Coral Capital Partners (3)	—	10,718
Mountain Share Transfer, LLC (3)	6,681	6,624
Total	405,772	819,351

Due from a related party

The balance due from a related party was as following:

	December 31, 2019	December 31, 2018
	$	$
Mr. Yin-Chieh Cheng (2)	683,521	—

Total	683,521	—

Note:

(1)	Mr. Zhang Bi is the chief executive officer of GZ WFH, and he holds 38.5% shares of the Company. The balance represented the amount paid by Mr. Zhang on behalf of the Company for purchase of the raw materials and for other daily operation.

(2)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) is the chairman the Company, and he holds 42.5% shares of the Company. The balance due to Mr. Cheng as of December 31, 2018 mainly represented the amount paid by Mr. Cheng on behalf of the Company. In September 2019, Mr. Cheng took over the receivable amount of the concert the Company invested in November 2018, and assumed the liability of $551,457 related to such receivable to the Company. In September 2019, Mr. Cheng collected the payment of $1,000,000 from JCD, our exclusive sales agent in Asia Pacific, on behalf of the Company. As agreed between Mr. Cheng and the Company, the due from balance was netted off by due to balances.

(3)	Coral Capital Partners and Mountain Share Transfer, LLC are companies 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

Related party transactions

The details of the related party transactions were as follows:

	For the years ended December 31,
	2019	2018
	$	$
Purchase from related party
Mr. Zhang Bi (4)	–	165,797

Paid on behalf of the Company
Mr. Zhang Bi (5)	205,830	166,002
Mr. Yin-Chieh Cheng (5)	314,773	552,056
Coral Capital Partners (5)	–	6,743
Mountain Share Transfer, LLC (5)	6,681	2,874

Repayment to related party
Mr. Zhang Bi	46,653	–
Coral Capital Partners	10,718	–
Mountain Share Transfer, LLC	6,624	–

Received on behalf of the Company
Mr. Yin-Chieh Cheng (2)	1,000,000	–

Related party assumed payable due to the Company
Mr. Yin-Chieh Cheng (2)	551,457	–

Convertible note issued to related party
Coral Investment Partners, LP (6)	–	10,000
Coral Investment Partners, LP (7)	–	670

Note:

(4)	The transaction represents the inventory sold by Mr. Zhang Bi to the Company.
(5)	The transactions represent the amount paid by Mr. Zhang Bi, Mr. Yin-Chieh Cheng, Coral Capital Partners and Mountain Share Transfer, LLC on behalf of the Company for its daily operation.
(6)	It represents the convertible note issued by the Company (see Note 12).
(7)	It represents the interest expenses accrued for convertible note.

Note 15     COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each, and issued ordinary shares were 12,354,200 and 2,349,200 as of December 31, 2019 and 2018, respectively.

Effective December 31, 2018, the Transaction was consummated. Pursuant to the Agreement, Nocera acquired 100% of the issued and outstanding capital stock of GSI, in exchange for 10,000,000 shares of Nocera’s common stock. The shares were issued on January 6, 2019 to the former stockholders of GSI, Mr. Yin-Chieh Cheng and Mr. Bi Zhang. As a result of the Transaction, 12,349,200 common stock were issued and outstanding at January 6, 2019.

All number of shares, share amounts and per share data presented in the accompanying consolidated financial statements and related notes have been retroactively restated to reflect the reverse merger transaction and subsequent issuance of shares stated above, except for authorized common shares, which were not affected.

Note 16     SHARE-BASED COMPENSATION

On December 27, 2018, Nocera granted Mr. Yin-Chieh Cheng quarterly option awards of 250,000 Series “A” Warrants for 20 quarters (5 years) for a total of 5,000,000 series “A” Warrants with exercise price of $0.50 per share, subject to continued employment for services as Chairman of the Board and a Director.

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	December 31, 2019	December 31, 2018

Dividend yield	N/A	–
Risk-free interest rate	N/A	2.55%
Expected term (in years)	N/A	3.69
Volatility	N/A	26.6%

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

For the years ended December 31, 2019 and December 31, 2018, $60,831 and $667 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

As of December 31, 2019, total unrecognized compensation cost related to unvested share-based compensation awards was $242,657. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining vesting period of 3.99 years.

As of December 31, 2018, total unrecognized compensation cost related to unvested share-based compensation awards was $303,489. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining vesting period of 4.99 years.

Note 17     NON-CONTROLLING INTERESTS

As of December 31, 2019 and 2018, the Company recognized non-controlling interests in the consolidated statements of operations and other comprehensive (loss) income to reflect the 5% and 5% economic interest in GZ WFH or VIE, that is attributable to the stockholders other than the Company.

On September 16, 2018, the Company purchased the 14.7% equity interest in GZ WFH from a minority stockholder at a consideration of RMB1. The difference between the consideration and the carrying amount of the non-controlling interest derecognized was recorded as an adjustment to additional paid-in capital.

For the years ended December 31, 2019 and 2018, non-controlling interests related to GZ WFH in the consolidated statements of operations was loss of $68,591 and income of $98,688, respectively.

Note 18     (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2019 and 2018.

	For the years ended December 31,
	2019	2018
	$	$
Numerator:
Net (loss) income attributable to the Company	(1,256,752)	1,791,349

Denominator:
Weighted-average shares outstanding
- Basic	12,353,227	10,006,436
- Diluted	12,353,227	10,006,436

Earnings (loss) per share:
- Basic	(0.1017)	0.1790
- Diluted	(0.1017)	0.1790

Basic (loss) earnings per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted (loss) earnings per share is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period.

Due to the loss from Nocera, Inc. for the period, 6,000,000 warrants were excluded from the calculation of diluted earnings per share for the year ended December 31, 2019, because the effect would be anti-dilutive.

Note 19     COMMITMENTS AND CONTINGENCIES

Capital commitments

As of December 31, 2019 and 2018, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $nil.

Contingencies

In the ordinary course of business, the Company may be subject to legal proceeding regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

The Company has no significant pending litigation for the year ended December 31, 2019 and 2018.

Note 20 - Restatement of previously issued financial statements (unaudited)

The Company concluded that an exclusive sales agency fee recognized at a point in time during the third quarter of 2019 should have been recognized over an estimated economic life. On September 20, 2019, the Company entered into an exclusive distribution agreement (“distribution agreement”) with JCD in Taiwan, which is an independent third-party company. JCD agrees to pay the Company a total amount of $5 million over 5 years starting September 20, 2019 to be the Company’s perpetual exclusive sales agent in Asia Pacific. The Company agreed to pay JCD 8% commission of total sales excluding the sales made to CIMC Smart Science & Technology CO., Ltd. (“CIMC SSC”) in China. The Company recognized the $1 million consideration paid by JCD as revenue at a point in time when the Company received the payment in September 2019, which the Company recently concluded should have been recognized over an estimated economic life.

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical unaudited interim consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q as of and for the nine month period ended September 30, 2019:

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	As of September 30, 2019
	As previously reported	Adjustment	As restated
	$	$	$
ASSETS
Deferred tax assets, net	44,245	32,569	76,814
Total assets	4,344,321	32,569	4,376,890

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Income tax payable	658,631	(59,491)	599,140
Deferred revenue-current portion	30,898	960,784	991,682
Total liabilities	1,831,111	901,293	2,732,404
Stockholders' equity

Retained earnings	2,092,685	(868,724)	1,223,961
Total stockholders' equity	2,513,210	(868,724)	1,644,486
Total liabilities and stockholders' equity	4,344,321	32,569	4,376,890

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

	Three months ended September 30, 2019				Nine months ended September 30, 2019
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated
	$	$	$	$	$	$
Net sales	1,010,964	(960,784)	50,180	1,033,700	(960,784)	72,916
Income (Loss) before income taxes	810,997	(960,784)	(149,787)	485,932	(960,784)	(474,852)

Income tax (expense) benefit	(24,106)	92,060	67,954	842	92,060	92,902
Net income (loss)	786,891	(868,724)	(81,833)	486,774	(868,724)	(381,950)

Net income (loss) attributable to the Company	792,404	(868,724)	(76,320)	496,730	(868,724)	(371,994)

Total comprehensive income (loss)	734,690	(868,724)	(134,034)	427,810	(868,724)	(440,914)

Earnings (losses) per share
Basic	0.0641	(0.0703)	(0.0062)	0.0402	(0.0703)	(0.0301)
Diluted	0.0453	(0.0515)	(0.0062)	0.0324	(0.0625)	(0.0301)

Weighted average number of common shares outstanding
Basic	12,354,200		12,354,200	12,352,881		12,352,881
Diluted	17,496,357		12,354,200	15,323,673		12,352,881

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

	Nine Months Ended September 30, 2019
	As previously reported	Adjustment	As restated
Cash flows from operating activities:
Net income (loss)	486,774	(868,724)	(381,950)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Deferred income tax	(28,442)	(64,461)	(92,903)
Income tax payable	55,930	(61,405)	(5,475)
Deferred revenue	(65,591)	992,675	927,084

Net cash provided by (used in) operating activities	308,185	1,044	309,229

Effect of exchange rate changes on cash and cash equivalents	2,294	(1,044)	1,250
Net increase in cash and cash equivalents	12,541	–	12,541
Cash and cash equivalents beginning balance	7,207	–	7,207
Cash and cash equivalents ending balance	19,748	–	19,748

Note 21     SUBSEQUENT EVENT

COVID-19 outbreak

The COVID-19 outbreak is disrupting supply chains and affecting production and sales across the Company’s main operating market, Asia Pacific market. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers and vendors all of which are uncertain and cannot be predicted. While the Company expects this matter to negatively impact its operating results, at this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

Sales agreement

In January 2020, the Company entered into a sales agreement of 20 sets RAS tanks with Qianxinan Prefecture Cultural Tourism Industry Investment Development (Group) Co., Ltd., amounting to $287,199 (RMB1,999,764) and have received $143,598 (RMB 999,873) of advance from the customer on January 22, 2020. The Company expects to complete the construction on May 30, 2020.

In February 2020, the Company entered into an investment agreement with one of its customers and strategic partner, Pan Li, to start a fish brokerage & distribution business. According to the agreement, the Company would invest $143,616 (RMB 1 million) as startup capital of the business for purchasing fish from suppliers starting from March 2020 and the Company have not fully paid the investment amount as of the date of this report.

In March 2020 we entered into an agreement with the People’s Government of Wujiang Town, Bozhou District, Zunyi City to supply 58 tank systems. This total consideration is $573,029 (RMB 3.99 million2). To date, the Company has received an advance towards production of $287,233 (RMB 2 million).

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

__________________________

2 The exchange rate as of December 31, 2019 is approximately $1.00 per 6.963 RMB.

