Form 10-K/A
period 2019-12-31
NOCERA, INC.
filed 2020-05-29
CIK 1756180

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Nocera, Inc. (the “Company”) for the year ended December 31, 2019 (the “Original Form 10-K”) is to add the “Note Regarding Reliance on SEC Order” below. In connection with the filing of this Amendment, the Company is also including with this Amendment certain currently dated certifications. Except as otherwise set forth in this Explanatory Note, no other information included in the Original Form 10-K is amended or changed by this Amendment.

Note Regarding Reliance on SEC Order

As result of the global outbreak of the COVID-19 virus, on March 28, 2020 the Company evaluated its ongoing effort to prepare and file its annual report on Form 10-K for the fiscal year ended December 31, 2019. Certain Company officers and management as well as professional staff and consultants were unable to conduct work required to prepare our financial report for the year ended December 31, 2019.

As a result, the Company was unable to compile and review certain information required in order to permit the Company to file a timely and accurate annual report on Form 10-K for its year ended December 31, 2019 by the prescribed date without unreasonable effort or expense due to circumstances related to COVID-19.

On March 25, 2020 the Securities and Exchange Commission (the “SEC”) issued an Order under Section 36 (Release No. 34-88465) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (as modified by Order issued by the SEC on March 25, 2020 (Release No. 34-88465, the “Order”). The Order provides that a registrant (as defined in Exchange Act Rule 12b-2) subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such a registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, where certain conditions are satisfied.

The Company relied on this Order for filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019.

1

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: Please check “Index to Consolidated Financial Statements” of this annual report on Form 10-K.

2. Exhibits:

Exhibit No.	Description

2.1	Amended Agreement and Plan of Merger, dated December 27, 2018, and effective as of December 31, 2018, by and among Nocera, Inc., Grand Smooth Inc. Limited and GSI Acquisition Corp. (2)

3.1	Certificate of Incorporation of Nocera, Inc., as amended. (1)

3.2	Bylaws of Nocera, Inc. (1)

3.3	Articles of Incorporation of GSI Acquisition Corp., a Colorado Corporation (2)

3.4	Articles of Grand Smooth Inc Limited, a Hong Kong, China Corporation (2)

3.5	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited (2)

10.1	Share Exchange Agreement (2)

10.2	2018 Nocera, Inc. Stock Option and Award Incentive Plan (2)

10.3	Yin-Chieh Cheng Consulting Agreement (2)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Schema Document (3)
101.CAL	XBRL Calculation Linkbase Document (3)
101.DEF	XBRL Definition Linkbase Document (3)
101.LAB	XBRL Label Linkbase Document (3)
101.PRE	XBRL Presentation Linkbase Document (3)

(1) Incorporated herein by reference from the exhibits included in the Company’s Registration Statement on Form 10-12g dated October 19, 2018.

(2) Incorporated herein by reference from the exhibits included in the Form 8-K12G3 filed on January 31, 2019

(3) Incorporated herein by reference from the exhibits included in the Company’s Annual Report on Form 10-K dated and filed at www.sec.gov on May 14, 2020.

(*) Incorporated herein by reference as Exhibit “B” to Exhibit 2.1 included in this Form 8-K12G3 filing dated January 31, 2019.

ITEM 16.	10-K SUMMARY

None.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

By:	/s/ Yin-Chieh Cheng	May 28, 2020
Name:	Yin-Chieh Cheng
Title:	President and Chief Executive Officer
(Chief Executive Officer and Principal Executive Officer)

By:	/s/ Shun-Chih Chuang	May 28_, 2020
Name:	Shun-Chih Chuang
Title:	Chief Financial Officer
(Chief Financial Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yin-Chieh Cheng	May 28, 2020
Name:	Yin-Chieh Cheng
Title:	President, Chief Executive Officer and Chairman of the Board

By:	/s/ Shun-Chih Chuang	May 28, 2020
Name:	Shun-Chih Chuang
Title:	Chief Financial Officer and Director

By:	/s/ Erik S. Nelson	May 28, 2020
Name:	Erik S. Nelson
Title:	Corporate Secretary and Director

By:	/s/ David Yu-Lung Kou	May 28, 2020
Name:	David Yu-Lung Kou
Title:	and Director

By:	/s/ Thomas A. Steele	May 28, 2020
Name:	Thomas A. Steele
Title:	Director

By:	/s/ Hui Ying Zhuang	May 28, 2020
Name:	Hui Ying Zhuang
Title:	Director

3