Form 10-Q
period 2020-03-31
NOCERA, INC.
filed 2020-06-26
CIK 1756180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO.: 000-55993

NOCERA, INC.

(Exact name of registrant as specified in charter)

Nevada	16-1626611
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2030 POWERS FERRY ROAD SE, SUITE #212

ATLANTA, GA 30339

(Address of principal executive offices and zip code)

(404) 816-8240

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 29, 2020 based on $0.26 per share, the price at which the registrant’s common stock was last sold on June 29, 2020, was approximately $93,548.

There were 13,181,786 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 29, 2020.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	March 31, 2020	December 31, 2019
	(Unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	496,495	28,539
Account receivables, net	1,667,336	1,483,583
Inventories	304,569	287,409
Advance to suppliers	3,796	2,440
Prepaid expenses and other assets, net	81,630	17,148
Due from a related party	—	683,521
Total current assets	2,553,826	2,502,640

Non-current assets
Deferred tax asset, net	94,562	74,639
Property and equipment, net	179,380	194,809
Operating lease right-of-use asset	98,877	113,166
Intangible assets, net	439,402	473,935
Total non-current assets	812,221	856,549

TOTAL ASSETS	3,366,047	3,359,189

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Account payables	260,462	251,603
Advance from customers	514,877	392,148
Other payables and accrued liabilities	291,963	294,472
Due to related parties	423,343	405,772
Income tax payable	615,712	608,598
Bank borrowing	—	15,367
Deferred revenue - current portion	259,116	620,331
Operating lease liabilities - current	8,468	8,485
Total current liabilities	2,373,941	2,596,776

TOTAL LIABILITIES	2,373,941	2,596,776

Commitments and contingencies	—	—

EQUITY
Common stock ($0.001 par value; authorized 200,000,000 shares; 12,354,200 shares issued and outstanding as of March 31, 2020 and December 31, 2019)	12,354	12,354
Additional paid-in capital	286,914	271,915
Statutory and other reserves	191,219	191,219
Retained earnings	558,521	339,203
Accumulated other comprehensive loss	(82,219)	(81,350)
TOTAL NOCERA, INC.’S STOCKHOLDERS’ EQUITY	966,789	733,341
Non-controlling interests	25,317	29,072
TOTAL STOCKHOLDER EQUITY	992,106	762,413
TOTAL LIABILITIES AND STOCKHOLDER EQUITY	3,366,047	3,359,189

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2020	2019
	$	$
Net sales	690,653	11,474
Cost of sales	(292,515)	—
Gross profit	398,138	11,474

Operating expenses
General and administrative expenses	(172,312)	(163,515)
Total operating expenses	(172,312)	(163,515)

Income (Loss) from operations	225,826	(152,041)

Other expense	(33)	(7,205)
Income (Loss) before income taxes	225,793	(159,246)

Income tax (expense) benefit	(9,707)	179
Net income (loss)	216,086	(159,067)

Less: Net loss attributable to non-controlling interests	(3,232)	(688)
Net income (loss) attributable to the company	219,318	(158,379)

Comprehensive Income (Loss)
Net income (loss)	216,086	(159,067)
Foreign currency translation (loss) gain	(1,392)	35,277
Total comprehensive income (loss)	214,694	(123,790)

Less: comprehensive (loss) gain attributable to non-controlling interest	(3,755)	1,067
Comprehensive income (loss) attributable to the Company	218,449	(124,857)

Income (loss) per share
Basic	0.0178	(0.0128)
Diluted	0.0124	(0.0128)

Weighted average number of common shares outstanding
Basic	12,354,200	12,349,447
Diluted	17,685,690	12,349,447

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2020	2019
	$	$
Cash flows from operating activities:
Net income (loss)	216,086	(159,067)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expenses	12,263	3,716
Amortization	26,785	—
Bad debt provision	—	—
Free rental expense offered by a stockholder	—	—
Deferred income tax	(21,548)	(929)
Share-based compensation	14,999	18,349
Changes in operating assets and liabilities:
Accounts receivable, net	(212,665)	184,835
Inventories	(22,467)	(141,479)
Advance to suppliers	(1,420)	46,209
Prepaid expenses and other assets, net	(65,811)	3,494
Operating lease right-of-use asset	12,535	(152,583)
Accounts payable	13,406	53,288
Advance from customers	131,555	—
Other payables and accrued liabilities	2,608	(114,920)
Income tax payable	17,885	(4,842)
Deferred revenue	(365,693)	(11,474)
Operating lease liability	131	8,409
Amount due from a related party	—	—
Net cash used in operating activities	(241,351)	(266,994)

Cash flows from financing activities:
Bank borrowing	(15,343)	—
Proceeds from related parties	708,538	312,762
Repayment to related parties	—	(17,342)
Proceeds from issuance of common stock	—	250
Repayment for convertible note	—	(3,465)
Net cash provided by financing activities	693,195	292,205

Effect of exchange rate changes on cash and cash equivalents	16,112	(8,992)
Net increase in cash and cash equivalents	467,956	16,219
Cash and cash equivalents at beginning of year	28,539	7,207
Cash and cash equivalents at end of year	496,495	23,426

Supplemental disclosures of cash flow information
Cash paid for interest expenses	—	7,876
Cash paid for Income taxes	—	5,592

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

			Additional	Statutory and		Accumulated Other	Total Nocera, Inc.’s Stockholders’	Non-	Total Stockholders’
	Common Stock		Paid in	other	Retained	Comprehensive	Equity	controlling	Equity
	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$	$	$	$	$	$	$	$
Balance, January 1, 2019	12,349,200	12,349	115,311	191,219	1,595,955	(61,508)	1,853,326	98,677	1,952,003
Net loss attribute to non-controlling interest	—	—	—	—	—	—	—	(688)	(688)
Foreign currency translation adjustment	—	—	—	—	—	33,522	33,522	1,755	35,277
Issuance of new shares	5,000	5	3,595	—	—	—	3,600	—	3,600
Share based compensation	—	—	14,999	—	—	—	14,999	—	14,999
Net loss	—	—	—	—	(158,379)	—	(158,379)	—	(158,379)
Balance, March 31, 2019	12,354,200	12,354	133,905	191,219	1,437,576	(27,986)	1,747,068	99,744	1,846,812

Balance, January 1, 2020	12,354,200	12,354	271,915	191,219	339,203	(81,350)	733,341	29,072	762,413
Foreign currency translation adjustment	—	—	—	—	—	(869)	(869)	(523)	(1,392)
Share based compensation	—	—	14,999	—	—	—	14,999	—	14,999
Net (loss) income	—	—	—	—	219,318	—	219,318	(3,232)	216,086
Balance, March 31, 2020	12,354,200	12,354	286,914	191,219	558,521	(82,219)	966,789	25,317	992,106

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

Note 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 14, 2020.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of March 31, 2020, its consolidated results of operations for the three months ended March 31, 2020, cash flows for the three months ended March 31, 2020 and change in equity for the three months ended March 31, 2020, as applicable, have been made. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020 or any future periods.

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

There were two parties who represent 100% of the Company’s total revenue for the three months ended March 31, 2019 and for the three months ended March 31, 2020.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	March 31, 2020	December 31, 2019

Percentage of the Company’s accounts receivable
Customer A	34.08%	38.97%
Customer B	28.19%	32.24%
Customer C	25.18%	28.79%
Customer D	12.55%	—
	100.00%	100.00%

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

•	Step 1: Identify the contract (s) with a customer
8

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Management has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

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

Note 3     ACCOUNTS RECEIVABLE, NET

As of March 31, 2020 and December 31, 2019, accounts receivable consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
	$	$
Accounts receivable	2,722,572	2,557,326
Less: Allowance for doubtful accounts	(1,055,236)	(1,073,743)
Total	1,667,336	1,483,583

For the three months ended March 31, 2020 and for the years ended December 31, 2019, the Company has recorded provision for doubtful accounts of nil and $1,084,534, respectively.

Note 4      INVENTORIES

As of March 31, 2020 and December 31, 2019, inventory consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
	$	$
Raw materials	244,455	248,743
Work in process	60,114	38,666
Total	304,569	287,409

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	March 31, 2020	December 31, 2019
	(Unaudited)
	$	$
Other receivables from third party	73,618	15,559
Others	8,012	1,589
Prepaid expenses and other assets, net	81,630	17,148

Note 6      PROPERTY AND EQUIPMENT, NET

As of March 31, 2020 and December 31, 2019, property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
	$	$
Furniture and fixtures	3,666	3,730
Equipment	178,621	181,754
Leasehold improvement	9,729	9,900
Vehicle	40,272	40,979
	232,288	236,363
Less: Accumulated depreciation	(52,908)	(41,554)
Property and equipment, net	179,380	194,809

Depreciation expenses for the three months ended March 31, 2020 and 2019 were $12,263 and $3,716, respectively.

Note 7     INTANGIBLE ASSETS, NET

As of March 31, 2020 and December 31, 2019, intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
	$	$
Intangible assets	527,282	536,530
	527,282	536,530
Less: Accumulated amortization	(87,880)	(62,595)
Intangible assets, net	439,402	473,935

The intangible assets are a series of software that are surveillance app connecting smart phones, achieving smart fish farming. It reports a real time data of water in our fish farming tanks, such as temperature, PH value, and dissolved oxygen, to the smart phones of fish farmers, helping fish farmers to understand the water condition in a timely manner.

The Company recorded amortization expenses of $26,785 and nil for the three month ended March 31, 2020 and 2019, respectively.

Note 8      LEASES

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

The following table provides a summary of leases by balance sheet location as of March 31, 2020 and December 31, 2019:

	Balance Sheet Location	March 31, 2020	December 31, 2019
		(Unaudited)
		$	$
Assets
Operating- noncurrent	Operating lease right-of-use assets	98,877	113,166
Total leased assets		98,877	113,166

Liabilities
Operating – current	Operating lease liabilities-current	8,468	8,485
Total lease liabilities		8,468	8,485

The components of lease expense for the three months ended March 31, 2020 and March 31, 2019 were as follows:

	Statement of Income Location	Three months ended March 31, 2020	Three months ended March 31, 2019
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	13,220	4,886
Total net lease costs		13,220	4,886

Maturity of lease liabilities under our non-cancelable operating leases as of March 31, 2020 are as follows:

Operating
(Unaudited)
$
Remaining 2020	8,468
2021	—
2022	—
2023	—
Total lease payments	8,468
Less: interest	—
Present value of lease liabilities	8,468

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2019 are as follows:

Operating
(Unaudited)
$
2020	8,617
2021	—
2022	—
2023	—
Total lease payments	8,617
Less: interest	(132)
Present value of lease liabilities	8,485

Following table provides a summary of the lease terms and discount rates of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	2.50 years	2.75 years

Weighted Average Discount Rate
Operating leases	6.18%	6.18%

As most of the leases do not provide an implicit rate, the Company use the incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Supplemental information related to the leases for the three months ended March 31, 2019 and 2020 are as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
	(Unaudited)	(Unaudited)
	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	—	149,060

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	—	148,511

Note 9     OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2020	December 31, 2019
	$	$
VAT payable	213,862	208,219
Accrued expenses	—	5,000
Salary payable	35,222	35,840
Short-term advance from staff	299	2,086
Others	42,580	43,327
Total	291,963	294,472

Note 10      INCOME TAXES

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

Hong Kong

The HK tax reform has introduced two-tiered profits tax rates for corporations. Under the two-tiered profits tax rates regime, the profits tax rate for the first HK$2 million (approximately $257,931) of assessable profits will be lowered to 8.25% (half of the rate specified in Schedule 8 to the Inland Revenue Ordinance (IRO)) for corporations. Assessable profits above HK$2 million (approximately $257,931) will continue to be subject to the rate of 16.5% for corporations. The Company assessed that the HK entity will not earn a profit greater than HK$2 million (approximately $257,931), it is subject to a corporate income tax rate of 8.25%.

As of December 31, 2019, The Company’s subsidiary in Hong Kong had net operating loss carry forwards available to offset future taxable income. The net operating losses will be carryforward indefinitely under Hong Kong Profits Tax regulation. There is a full valuation allowance applied against these loss carry forward as management determined it was not more likely than not that these net operating losses would be utilized in the foreseeable future.

PRC

WFOE and the consolidated VIE established in the PRC are subject to the PRC statutory income tax rate of 25%, according to the PRC Enterprise Income Tax (“EIT”) law.

The components of the income tax provision are:

	Three months ended March 31,
	2020	2019
	$	$
Current	31,255	750
Deferred	(21,548)	(929)
Total income tax benefit	9,707	(179)

The reconciliation of income taxes expenses computed at the PRC statutory tax rate applicable to income tax expense is as follows:

	Three months ended March 31,
	2020	2019
PRC income tax statutory rate	25.00%	25.00%
Impact of different tax rates in other jurisdictions	(24.16%)	(13.35%)
Tax effect of non-deductible entertainment	0.22%	(2.1%)
Tax effect of non-deductible welfare	(0.00%)	(0.02%)
Tax effect of non-taxable income	(12.79%)	—
GILTI Tax impact	16.14%	—
Changes in valuation allowance	9.43%	(9.42%)
Effective tax rate	13.84%	0.11%

 3) Deferred tax assets, net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	March 31, 2020	December 31, 2019
	$	$
Deferred tax assets
Tax loss carried forward	106,355	103,797
Allowance for doubtful receivables	270,633	275,260
	376,988	379,057
Valuation allowance	(282,426)	(304,418)
Total deferred tax assets, net	94,562	74,639

The valuation allowance as of March 31, 2020 and December 31, 2019 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	March 31, 2020	December 31, 2019
	$	$
Balance at beginning of the year	(304,418)	(7,567)
Additions of valuation allowance	21,992	(296,851)
Reductions of valuation allowance	—	—
Balance at the end of the year	(282,426)	(304,418)

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

As of March 31, 2020 and December 31, 2019, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 11      RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	March 31, 2020	December 31, 2019
	$	$
Mr. Zhang Bi (1)	395,613	399,091
Mr. Yin-Chieh Cheng (2)	18,049	—
Mountain Share Transfer, LLC (3)	9,681	6,681
Total	423,343	405,772

Due from a related party

The balance due from a related party was as following:

	March 31, 2020	December 31, 2019
	$	$
Mr. Yin-Chieh Cheng (2)	—	683,521

Total	—	683,521

Note:

(1)	Mr. Zhang Bi is the chief executive officer of GZ WFH, and he holds 38.5% shares of the Company. The balance represented the amount paid by Mr. Zhang on behalf of the Company for purchase of the raw materials and for other daily operation.

(2)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) is the chairman the Company, and he holds 42.5% shares of the Company. The balance due to Mr. Cheng as of March 31, 2020 mainly represented the amount paid by Mr. Cheng on behalf of the Company. In September 2019, Mr. Cheng took over the receivable amount of the concert the Company invested in November 2018, and assumed the liability of $551,457 related to such receivable to the Company. In September 2019, Mr. Cheng collected the payment of $1,000,000 from JCD, our exclusive sales agent in Asia Pacific, on behalf of the Company. As agreed between Mr. Cheng and the Company, the due from balance was netted off by due to balances.

(3)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

Related party transactions

The details of the related party transactions were as follows:

	For three months ended March 31,
	2020	2019
	$	$
Paid on behalf of the Company
Mr. Zhang Bi (1)	3,455	174,162
Mr. Yin-Chieh Cheng (1)	33,083	138,600
Mountain Share Transfer , LLC (1)	7,000	—

Repayment to related party
Mr. Yin-Chieh Cheng	665,000	—

Note:

(1)	The transactions represent the amount paid by Mr. Zhang Bi, Mr. Yin-Chieh Cheng and Mountain Share Transfer, LLC on behalf of the Company for its daily operation.

Note 10      INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share for the quarters ended March 31, 2020 and 2019.

	For three months ended March 31,
	2020	2019
	$	$
Numerator:
Net income (loss) attributable to the Company	219,318	(158,379)

Denominator:
Weighted-average shares outstanding
- Basic	12,354,200	12,349,447
- Diluted	17,685,690	13,249,447

Income (loss) per share:
- Basic	0.0178	(0.0128)
- Diluted	0.0124	(0.0128)

Basic net income per common share is computed using the weighted average number of the common shares outstanding during the period ended March 31, 2020. Diluted income per share is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding which include 6,300,000 warrants outstanding as of March 31, 2020.

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

The spread of COVID-19 has begun to cause some business disruption resulting in reduced net revenue in December 2019. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Therefore, the Company expects this matter to negatively impact its operating results.

Critical Accounting Policies, Estimates and Assumptions

See Note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three months ended March 31, 2020 and 2019.

Consolidated Statements of Operations

	Three months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
	$	$
Net sales	690,653	11,474
Cost of sales	(292,515)	–
Gross profit	398,138	11,474

Operating expenses
General and administrative expenses	(172,312)	(163,515)
Total operating expenses	(172,312)	(163,515)

Income (Loss) from operations	225,826	(152,041)

Other expense	(33)	(7,205)
Income (Loss) before income taxes	225,793	(159,246)

Income tax (expense) benefit	(9,707)	179
Net income (loss)	216,086	(159,067)

Less: Net loss attributable to non-controlling interests	(3,232)	(688)
Net income (loss) attributable to the company	219,318	(158,379)

Comprehensive loss
Net income (loss)	216,086	(159,067)
Foreign currency translation (loss) gain	(1,392)	35,277
Total comprehensive income (loss)	214,694	(123,790)

Less: comprehensive (loss) gain attributable to non-controlling interest	(3,755)	1,067
Comprehensive income (loss) attributable to the Company	218,449	(124,857)

Income (loss) per share
Basic	0.0178	(0.0128)
Diluted	0.0124	(0.0128)

Weighted average number of common shares outstanding
Basic	12,354,200	12,349,447
Diluted	17,685,690	12,349,447

Revenue

Revenue for the three months ended March 31, 2020 was $690,653 compared to $11,474 for the comparable period in 2019. The $690,653 was the realized revenue of recognition of the deferred revenue from JC Development Co, Ltd’s franchise fee received in 2019, our fish brokerage & distribution business with Pan Li, one of our customers and strategic partner in Guizhou, and delivering after-sales service of our 473 sets of fish farming containers delivered in 2018 for the three months ended March 31, 2020. The $11,474 was the realized revenue of delivering after-sales service of our fish farming containers for the three months ended March 31, 2019.

Gross profit

Gross profit for the three months ended March 31, 2020 was $398,138, compared to $11,474 for the comparable period in 2019. The increase was primarily because there was no direct cost of the deferred revenue from the franchise fee of JC Development Co, Ltd and we started fish brokerage & distribution business with Pan Li, one of our customers and strategic partner in Guizhou, for the three months ended March 31, 2020.

General and administrative expenses

General and administrative expenses were $172,312, for the three months ended March 31, 2020, compared to approximately $163,515 for the comparable period in 2019. This increase was primarily due to the increase of legal, accounting, and consulting fees for the three months ended March 31, 2020.

Other expense

Other expenses were $33, for the three months ended March 31, 2020, compared to $7,205 for the comparable period in 2019. The decrease was mainly the effect of one-off unamortized note discount of $7,205 recognized for the three months ended March 31, 2019.

Income tax (expense) benefit

During the three months ended March 31, 2020, we recorded an income tax expense of $9,707 as compared to the income tax benefit of $179 for the comparable period in 2019. The increase of income tax expense is because we evaluated the GILTI tax impact on our deferred revenue recognition from JC Development Co, Ltd.’s franchise fee for the period ended March 31, 2020.

Net income (loss) attributable to the Company

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended March 31, 2020 was $219,318 compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $158,379 for the comparable period in 2019. The decrease of loss was because the Company recognized the deferred revenue from the franchise fee of JC Development Co, Ltd and started the fish brokerage & distribution business with Pan Li for the three months ended March 31, 2020. The Company didn’t provide didn’t start fish brokerage & distribution business and receive franchise fee from customers to customers for the three months ended March 31, 2019

Liquidity and Capital Resources

The Company had operating cash outflows for the three months ended March 31, 2020 and the cash balance was $496,495 as of March 31, 2020. Since the net asset balance as of March 31, 2020 was $992,106, there is no substantial doubt as to the Company’s ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the quarters ended March 31,
	2020	2019
	$	$
Net cash used in operating activities	(241,351)	(266,994)
Net cash used in investing activities	—	—
Net cash provided by financing activities	693,195	292,205
Effect of the exchange rate change on cash	16,112	(8,992)
Increase in cash	467,956	16,219

Net cash used in by operating activities

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

Net cash used in operating activities amounted to $241,351 for the three months ended March 31, 2020. This reflected the effect of changes in operating assets and liabilities including increases of account receivable in the amount of $212,665.

Net cash provided by financing activities

Net cash provided by financing activities amounted to $693,195 and $292,205 for the three months ended March 31, 2020 and 2019, respectively, which were attributable to the proceeds from our shareholders primarily for our operation and repayment to our shareholders. See “Related Party Transactions”.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange

Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of March 31, 2020. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2020:

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2020 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

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

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	President & Chief Executive Officer
(Principal Executive Officer)
Dated:	June 25, 2020

By:	/s/ Shun-Chih Chuang
Name:	Shun-Chih Chuang
Title:	Chief Financial Officer
(Principal Financial Officer)
Dated:	June 25, 2020

