Form 10-Q/A
period 2020-03-31
NOCERA, INC.
filed 2020-07-02
CIK 1756180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30 , 2020 based on $0.26 per share, the price at which the registrant’s common stock was last sold on June 30 , 2020, was approximately $93,548.

There were 13,181,786 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 30 , 2020.

EXPLANATORY NOTE

Nocera, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2020 (the “Original Form 10-Q”), solely to disclose that the Company had filed the Original Form 10-Q after the May 15, 2020 deadline applicable to the Company for the filing of its Form 10-Q in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 15, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file its Quarterly Report on Form 10-Q in a timely manner because the lockdown due to the outbreak of COVID-19 led to the Company’s delay in preparation and completion of its financial statements and the auditors’ inability to complete the review process in order to prepare their audit report.

Except as described above, this Amendment No. 1 does not amend, modify or update the information in the Original 10-Q. Furthermore, this Amendment No. 1 does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original 10-Q.

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

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	President & Chief Executive Officer
(Principal Executive Officer)
Dated:	June 30 , 2020

By:	/s/ Shun-Chih Chuang
Name:	Shun-Chih Chuang
Title:	Chief Financial Officer
(Principal Financial Officer)
Dated:	June 30 , 2020

