Form 10-Q
period 2020-06-30
NOCERA, INC.
filed 2020-08-12
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	June 30, 2020	December 31, 2019
	(Unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	344,781	28,539
Account receivables, net	1,564,089	1,483,583
Inventories	387,684	287,409
Advance to suppliers	5,532	2,440
Prepaid expenses and other assets, net	141,566	17,148
Due from a related party	–	683,521
Total current assets	2,443,652	2,502,640

Non-current assets
Deferred tax asset, net	117,789	74,639
Property and equipment, net	167,442	194,809
Operating lease right-of-use asset	86,478	113,166
Intangible assets, net	415,202	473,935
Total non-current assets	786,911	856,549

TOTAL ASSETS	3,230,563	3,359,189

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Account payables	268,884	251,603
Advance from customers	605,985	392,148
Other payables and accrued liabilities	297,981	294,472
Due to related parties	382,009	405,772
Income tax payable	603,535	608,598
Bank borrowing	–	15,367
Deferred revenue - current portion	–	620,331
Operating lease liabilities - current	–	8,485
Total current liabilities	2,158,394	2,596,776

TOTAL LIABILITIES	2,158,394	2,596,776

Commitments and contingencies	–	–

EQUITY
Common stock ($0.001 par value; authorized 200,000,000 shares; 13,181,786 and 12,354,200 shares issued and outstanding as of June 30, 2020 and December 31, 2019 respectively)	13,182	12,354
Additional paid-in capital	330,637	271,915
Statutory and other reserves	191,219	191,219
Retained earnings	591,996	339,203
Accumulated other comprehensive loss	(76,733)	(81,350)
TOTAL NOCERA, INC.’S STOCKHOLDERS’ EQUITY	1,050,301	733,341
Non-controlling interests	21,868	29,072
TOTAL STOCKHOLDER EQUITY	1,072,169	762,413
TOTAL LIABILITIES AND STOCKHOLDER EQUITY	3,230,563	3,359,189

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	$	$	$	$
Net sales	469,078	11,262	1,159,731	22,736
Cost of sales	(211,820)	–	(504,335)	–
Gross profit	257,258	11,262	655,396	22,736

Operating expenses
General and administrative expenses	(255,735)	(177,029)	(428,047)	(340,545)
Total operating expenses	(255,735)	(177,029)	(428,047)	(340,545)

Income (Loss) from operations	1,523	(165,767)	227,349	(317,809)

Other income (expense)	36	(52)	3	(7,256)
Income (Loss) before income taxes	1,559	(165,819)	227,352	(325,065)

Income tax benefit	28,443	24,769	18,736	24,948
Net income (loss)	30,002	(141,050)	246,088	(300,117)

Less: Net loss attributable to non-controlling interests	(3,473)	(3,755)	(6,705)	(4,443)
Net income (loss) attributable to the company	33,475	(137,295)	252,793	(295,674)

Comprehensive income (loss)
Net income (loss)	30,002	(141,050)	246,088	(300,117)
Foreign currency translation gain (loss)	5,510	(42,040)	4,118	(6,763)
Total comprehensive income (loss)	35,512	(183,090)	250,206	(306,880)

Less: comprehensive loss attributable to non-controlling interest	(3,449)	(5,840)	(7,204)	(4,773)
Comprehensive income (loss) attributable to the Company	38,961	(177,250)	257,410	(302,107)

Income (loss) per share
Basic	0.0025	(0.0111)	0.0192	(0.0239)
Diluted	0.0019	(0.0111)	0.0143	(0.0239)

Weighted average number of common shares outstanding
Basic	13,181,786	12,354,200	13,181,786	12,352,228
Diluted	17,659,384	12,354,200	17,624,585	12,352,228

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Six months ended June 30,
	2020	2019
	$	$
Cash flows from operating activities:
Net income (loss)	246,088	(300,117)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expenses	24,338	7,927
Amortization	53,156	18,390
Bad debt provision	–	–
Free rental expense offered by a stockholder	–	–
Deferred income tax	(44,703)	(24,948)
Share-based compensation	58,722	33,349
Changes in operating assets and liabilities:
Accounts receivable, net	(105,691)	945,151
Inventories	(105,773)	(176,269)
Advance to suppliers	(3,155)	54,806
Prepaid expenses and other assets, net	(125,612)	(7,436)
Operating lease right-of-use asset	25,007	(138,255)
Accounts payable	21,579	94,085
Advance from customers	221,902	–
Other payables and accrued liabilities	8,417	(181,460)
Income tax payable	4,990	(5,540)
Deferred revenue	(618,971)	(22,736)
Operating lease liability	(8,406)	8,461
Amount due from a related party	–	–
Net cash (used in) provided by operating activities	(348,112)	305,408

Cash flows from investing activities:
Cash paid for purchase of property	–	(174,142)
Cash paid for intangible assets	(1,851)	(551,710)
Net cash used in investing activities	(1,851)	(725,852)

Cash flows from financing activities:
Bank borrowing	(15,225)	15,801
Proceeds from related parties	689,441	423,465
Repayment to related parties	(22,766)	(23,249)
Proceeds from issuance of common stock	828	250
Repayment for convertible note	–	(3,465)
Net cash provided by financing activities	652,278	412,802

Effect of exchange rate changes on cash and cash equivalents	13,927	3,002
Net increase (decrease) in cash and cash equivalents	316,242	(4,640)
Cash and cash equivalents at beginning of year	28,539	7,207
Cash and cash equivalents at end of year	344,781	2,567

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	7,931
Cash paid for Income taxes	–	5,541

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

			Additional	Statutory and		Accumulated Other	Total Nocera, Inc.’s Stockholders’	Non-	Total Stockholders’
	Common Stock		Paid in	other	Retained	Comprehensive	Equity	controlling	Equity
	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$	$	$	$	$	$	$	$
Balance, January 1, 2019	12,349,200	12,349	115,311	191,219	1,595,955	(61,508)	1,853,326	98,677	1,952,003
Net loss attribute to non-controlling interest	–	–	–	–	–	–	–	(688)	(688)
Foreign currency translation adjustment	–	–	–	–	–	33,522	33,522	1,755	35,277
Issuance of new shares	5,000	5	3,595	–	–	–	3,600	–	3,600
Share based compensation	–	–	14,999	–	–	–	14,999	–	14,999
Net loss	–	–	–	–	(158,379)	–	(158,379)	–	(158,379)
Balance, March 31, 2019	12,354,200	12,354	133,905	191,219	1,437,576	(27,986)	1,747,068	99,744	1,846,812
Net loss attribute to non-controlling interest	–	–	–	–	–	–	–	(3,755)	(3,755)
Foreign currency translation adjustment	–	–	–	–	–	(39,955)	(39,955)	(2,085)	(42,040)
Share based compensation	–	–	14,999	–	–	–	14,999	–	14,999
Net loss	–	–	–	–	(137,295)	–	(137,295)	–	(137,295)
Balance, June 30, 2019	12,354,200	12,354	148,904	191,219	1,300,281	(67,941)	1,584,817	93,904	1,678,721

Balance, January 1, 2020	12,354,200	12,354	271,915	191,219	339,203	(81,350)	733,341	29,072	762,413
Foreign currency translation adjustment	–	–	–	–	–	(869)	(869)	(523)	(1,392)
Share based compensation	–	–	14,999	–	–	–	14,999	–	14,999
Net income (loss)	–	–	–	–	219,318	–	219,318	(3,232)	216,086
Balance, March 31, 2020	12,354,200	12,354	286,914	191,219	558,521	(82,219)	966,789	25,317	992,106
Foreign currency translation adjustment	–	–	–	–	–	5,486	5,486	24	5,510
Issuance of new shares	827,586	828	(828)	–	–	–	3,600	–	3,600
Share based compensation	–	–	44,551	–	–	–	44,551	–	44,551
Net income (loss)	–	–	–	–	33,475	–	33,475	(3,473)	30,002
Balance, June 30, 2020	13,181,786	13,182	330,637	191,219	591,996	(76,733)	1,050,301	21,868	1,072,169

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of June 30, 2020, its consolidated results of operations for the six months ended June 30, 2020, cash flows for the six months ended June 30, 2020 and change in equity for the six months ended June 30, 2020, as applicable, have been made. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020 or any future periods.

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

There were two parties who represent 100% of the Company’s total revenue for the three and six months ended June 30, 2019 and for the three and six months ended June 30, 2020.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	June 30, 2020	December 31, 2019

Percentage of the Company’s accounts receivable
Customer A	36.36%	38.97%
Customer B	30.07%	32.24%
Customer C	26.86%	28.79%
	93.29%	100.00%

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

Note 3     ACCOUNTS RECEIVABLE, NET

As of June 30, 2020 and December 31, 2019, accounts receivable consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
	$	$
Accounts receivable	2,725,065	2,557,326
Less: Allowance for doubtful accounts	(1,160,976)	(1,073,743)
Total	1,564,089	1,483,583

For the six months ended June 30, 2020 and for the years ended December 31, 2019, the Company has recorded provision for doubtful accounts of nil and $1,084,534, respectively.

Note 4      INVENTORIES

As of June 30, 2020 and December 31, 2019, inventory consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
	$	$
Raw materials	216,305	248,743
Work in process	65,044	38,666
Finished Goods	106,335	–
Total	387,684	287,409

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	June 30, 2020	December 31, 2019
	(Unaudited)
	$	$
Other receivables from third party	101,927	15,559
Others	39,639	1,589
Prepaid expenses and other assets, net	141,566	17,148

Note 6      PROPERTY AND EQUIPMENT, NET

As of June 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
	$	$
Furniture and fixtures	3,669	3,730
Equipment	178,763	181,754
Leasehold improvement	9,737	9,900
Vehicle	40,304	40,979
	232,473	236,363
Less: Accumulated depreciation	(65,031)	(41,554)
Property and equipment, net	167,442	194,809

The Company recorded depreciation expenses of $24,338 and $7,927 for the six months ended June 30, 2020 and 2019, respectively, and $12,075 and $4,211 for the three months ended June 30, 2020 and 2019, respectively.

Note 7     INTANGIBLE ASSETS, NET

As of June 30, 2020 and December 31, 2019, intangible assets consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
	$	$
Intangible assets	529,537	536,530
	529,537	536,530
Less: Accumulated amortization	(114,335)	(62,595)
Intangible assets, net	415,202	473,935

The intangible assets are a series of software that are surveillance app connecting smart phones, achieving smart fish farming. It reports a real time data of water in our fish farming tanks, such as temperature, PH value, and dissolved oxygen, to the smart phones of fish farmers, helping fish farmers to understand the water condition in a timely manner.

The Company recorded amortization expenses of $53,156 and $18,390 for the six months ended June 30, 2020 and 2019, respectively, and $26,371 and $18,390 for the three months ended June 30, 2020 and 2019.

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

The following table provides a summary of leases by balance sheet location as of June 30, 2020 and December 31, 2019:

	Balance Sheet Location	June 30, 2020	December 31, 2019
		(Unaudited)
		$	$
Assets
Operating- noncurrent	Operating lease right-of-use assets	86,478	113,166
Total leased assets		86,478	113,166

Liabilities
Operating – current	Operating lease liabilities-current	–	8,485
Total lease liabilities		–	8,485

The components of lease expense for the six months ended June 30, 2020 and June 30, 2019 were as follows:

	Statement of Income Location	Six months ended June 30, 2020	Six months ended June 30, 2019
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	26,224	17,886
Total net lease costs		26,224	17,886

Maturity of lease liabilities under our non-cancelable operating leases as of June 30, 2020 are US$ nil.

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2019 are as follows:

Operating
(Unaudited)
$
2020	8,617
2021	–
2022	–
2023	–
Total lease payments	8,617
Less: interest	(132)
Present value of lease liabilities	8,485

Following table provides a summary of the lease terms and discount rates of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	2.25 years	2.75 years

Weighted Average Discount Rate
Operating leases	6.18%	6.18%

As most of the leases do not provide an implicit rate, the Company use the incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Supplemental information related to the leases for the six months ended June 30, 2019 and 2020 are as follows:

	Six months ended June 30, 2020	Six months ended June 30, 2019
	(Unaudited)	(Unaudited)
	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8,537	147,680

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	–	145,461

Note 9     OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2020	December 31, 2019
	$	$
VAT payable	218,371	208,219
Accrued expenses	–	5,000
Salary payable	35,251	35,840
Short-term advance from staff	–	2,086
Others	44,359	43,327
Total	297,981	294,472

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

Hong Kong

The HK tax reform has introduced two-tiered profits tax rates for corporations. Under the two-tiered profits tax rates regime, the profits tax rate for the first HK$2 million (approximately $258,048) of assessable profits will be lowered to 8.25% (half of the rate specified in Schedule 8 to the Inland Revenue Ordinance (IRO)) for corporations. Assessable profits above HK$2 million (approximately $258,048) will continue to be subject to the rate of 16.5% for corporations. The Company assessed that the HK entity will not earn a profit greater than HK$2 million (approximately $258,048), it is subject to a corporate income tax rate of 8.25%.

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

The components of the income tax provision are:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	$	$	$	$
Current	(5,289)	(750)	25,966	–
Deferred	(23,154)	(24,019)	(44,702)	(24,948)
Total income tax benefit	(28,443)	(24,769)	(18,736)	(24,948)

The reconciliation of income taxes expenses computed at the PRC statutory tax rate applicable to income tax expense is as follows:

	Six months ended June 30,
	2020		2019
PRC income tax statutory rate	25.00%		25.00%
Impact of different tax rates in other jurisdictions	(39.15%	)	(9.15%	)
Tax effect of non-deductible items	0.20%		(1.23%	)
Tax effect of non-taxable income	(21.77%	)	–
GILTI Tax impact	27.57%		–
Changes in valuation allowance	(0.09%	)	(6.95%	)
Effective tax rate	(8.24%	)	0.11%

 3) Deferred tax assets, net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	June 30, 2020	December 31, 2019
	$	$
Deferred tax assets
Tax loss carried forward	142,235	103,797
Allowance for doubtful receivables	272,773	275,260
	415,008	379,057
Valuation allowance	(297,219)	(304,418)
Total deferred tax assets, net	117,789	74,639

The valuation allowance as of June 30, 2020 and December 31, 2019 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	June 30, 2020	December 31, 2019
	$	$
Balance at beginning of the year	(304,418)	(7,567)
Additions of valuation allowance	–	(296,851)
Reductions of valuation allowance	7,199	–
Balance at the end of the year	(297,219)	(304,418)

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

As of June 30, 2020 and December 31, 2019, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 11      RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	June 30, 2020	December 31, 2019
	$	$
Mr. Zhang Bi (1)	373,326	399,091
Mr. Yin-Chieh Cheng (2)	1,002	–
Mountain Share Transfer, LLC (3)	7,681	6,681
Total	382,009	405,772

Due from a related party

The balance due from a related party was as following:

	June 30, 2020	December 31, 2019
	$	$
Mr. Yin-Chieh Cheng (2)	–	683,521

Total	–	683,521

Note:

(1)	Mr. Zhang Bi is the chief executive officer of GZ WFH, and he holds 38.5% shares of the Company. The balance represented the amount paid by Mr. Zhang on behalf of the Company for purchase of the raw materials and for other daily operation.

(2)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) is the chairman the Company, and he holds 42.5% shares of the Company. The balance due to Mr. Cheng as of March 31, 2020 mainly represented the amount paid by Mr. Cheng on behalf of the Company. In September 2019, Mr. Cheng took over the receivable amount of the concert the Company invested in November 2018, and assumed the liability of $551,457 related to such receivable to the Company. In September 2019, Mr. Cheng collected the payment of $1,000,000 from JCD, our exclusive sales agent in Asia Pacific, on behalf of the Company. As agreed between Mr. Cheng and the Company, the due from balance was netted off by due to balances.

(3)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

Related party transactions

The details of the related party transactions were as follows:

	For three months ended June 30,		For six months ended June 30,
	2020	2019	2020	2019
	$	$	$	$
Paid on behalf of the Company
Mr. Zhang Bi (1)	–	29,005	3,455	203,167
Mr. Yin-Chieh Cheng (1)	53,237	81,699	86,320	220,299
Mountain Share Transfer , LLC (1)	–	–	7,000	–

Repayment to related party
Mr. Yin-Chieh Cheng	–	–	665,000	–

Note:

(1)	The transactions represent the amount paid by Mr. Zhang Bi, Mr. Yin-Chieh Cheng and Mountain Share Transfer, LLC on behalf of the Company for its daily operation.

Note 12      INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share for the three and six months ended June 30, 2020 and 2019.

	For three months ended June 30,		For six months ended June 30,
	2020	2019	2020	2019
	$	$	$	$
Numerator:
Net income (loss) attributable to the Company	33,475	(137,295)	252,793	(295,674)

Denominator:
Weighted-average shares outstanding
- Basic	13,181,786	13,181,786	13,181,786	12,352,228
- Diluted	17,659,384	12,354,200	17,624,585	12,352,228

Income (loss) per share:
- Basic	0.0025	(0.0111)	0.0192	(0.0239)
- Diluted	0.0019	(0.0111)	0.0143	(0.0239)

Basic net income (loss) per common share is computed using the weighted average number of the common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period.

Due to the loss during the period ended June 30, 2019, approximately 6,300,000 warrants were excluded from the calculation of diluted net loss per share for both three months and six months ended June 30, 2019, respectively. There were 5,560,000 warrants outstanding during the period ended June 30, 2020.

Note 13      SUBSEQUENT EVENT

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and six months ended June 30, 2020 and 2019.

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	469,078	11,262	1,159,731	22,736
Cost of sales	(211,820)	–	(504,335)	–
Gross profit	257,258	11,262	655,396	22,736

Operating expenses
General and administrative expenses	(255,735)	(177,029)	(428,047)	(340,545)
Total operating expenses	(255,735)	(177,029)	(428,047)	(340,545)

Income (loss) from operations	1,523	(165,767)	227,349	(317,809)

Other income (expense)	36	(52)	3	(7,256)
Income (loss) before income taxes	1,559	(165,819)	227,352	(325,065)

Income tax benefit	28,443	24,769	18,736	24,948
Net income (loss)	30,002	(141,050)	246,088	(300,117)

Less: Net loss attributable to non-controlling interests	(3,473)	(3,755)	(6,705)	(4,443)
Net income (loss) attributable to the company	33,475	(137,295)	252,793	(295,674)

Comprehensive income (loss)
Net income (loss)	30,002	(141,050)	246,088	(300,117)
Foreign currency translation gain (loss)	5,510	(42,040)	4,118	(6,763)
Total comprehensive income (loss)	35,512	(183,090)	250,206	(306,880)

Less: comprehensive loss attributable to non-controlling interest	(3,449)	(5,840)	(7,204)	(4,773)
Comprehensive income (loss) attributable to the Company	38,961	(177,250)	257,410	(302,107)

Income (loss) per share
Basic	0.0025	(0.0111)	0.0192	(0.0239)
Diluted	0.0019	(0.0111)	0.0143	(0.0239)

Weighted average number of common shares outstanding
Basic	13,181,786	12,354,200	13,181,786	12,352,228
Diluted	17,659,384	12,354,200	17,624,585	12,352,228

Revenue

Revenue for the three months ended June 30, 2020 was $469,078 compared to $11,262 for the comparable period in 2019. The $469,078 was the realized revenue of recognition of the deferred revenue from JC Development Co, Ltd’s franchise fee received in 2019, our fish brokerage & distribution business with Pan Li, one of our customers and strategic partner in Guizhou, and delivering after-sales service of our 473 sets of fish farming containers delivered in 2018 for the three months ended June 30, 2020. The $11,262 was the realized revenue of delivering after-sales service of our fish farming containers for the three months ended June 30, 2019.

Revenue for the six months ended June 30, 2020 was $1,159,731 compared to $22,736 for the comparable period in 2019. The $1,159,731 was the realized revenue of recognition of the deferred revenue from JC Development Co, Ltd’s franchise fee received in 2019, our fish brokerage & distribution business with Pan Li, one of our customers and strategic partner in Guizhou, and delivering after-sales service of our 473 sets of fish farming containers delivered in 2018 for the six months ended June 30, 2020. The $22,736 was the realized revenue of delivering after-sales service of our fish farming containers for the six months ended June 30, 2019.

Gross profit

Gross profit for the three months ended June 30, 2020 was $257,258, compared to $11,262 for the comparable period in 2019. The increase was primarily because there was no direct cost of the deferred revenue from the franchise fee of JC Development Co, Ltd and we started fish brokerage & distribution business with Pan Li, one of our customers and strategic partner in Guizhou, for the three months ended June 30, 2020.

Gross profit for the six months ended June 30, 2020 was $655,396, compared to $22,736 for the comparable period in 2019. The increase was primarily because there was no direct cost of the deferred revenue from the franchise fee of JC Development Co, Ltd and we started fish brokerage & distribution business with Pan Li, one of our customers and strategic partner in Guizhou, for the six months ended June 30, 2020.

General and administrative expenses

General and administrative expenses were $255,735, for the three months ended June 30, 2020, compared to approximately $177,029 for the comparable period in 2019. This increase was primarily due to the increase of legal, accounting, and consulting fees for the three months ended June 30, 2020.

General and administrative expenses were $428,047, for the six months ended June 30, 2020, compared to approximately $340,545 for the comparable period in 2019. This increase was primarily due to the increase of legal, accounting, and consulting fees for the six months ended June 30, 2020.

Other income (expense)

Other income was $36, for the three months ended June 30, 2020, compared to other expense $52 for the comparable period in 2019. The other income was interest revenue of bank deposits. The other expense was interest expense for bank loan started in May 2019.

Other income was $3, for the six months ended June 30, 2020, compared to other expense $7,256 for the comparable period in 2019. The other expense was mainly the effect of one-off unamortized note discount of $7,205 recognized for the six months ended June 30, 2019.

Income tax benefit

During the three months ended June 30, 2020, we recorded an income tax benefit of $28,443 as compared to $24,769 for the comparable period in 2019.

During the six months ended June 30, 2020, we recorded an income tax benefit of $18,736 as compared to $24,948 for the comparable period in 2019.

Net income (loss) attributable to the Company

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended June 30, 2020 was $33,475 compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $137,295 for the comparable period in 2019. The decrease of loss was because the Company recognized the deferred revenue from the franchise fee of JC Development Co, Ltd and started the fish brokerage & distribution business with Pan Li for the three months ended June 30, 2020. The Company didn’t provide fish farming containers to customers for the three months ended June 30, 2019.

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the six months ended June 30, 2020 was $252,793 compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $295,674 for the comparable period in 2019. The decrease of loss was because the Company recognized the deferred revenue from the franchise fee of JC Development Co, Ltd and started the fish brokerage & distribution business with Pan Li for the three months ended June 30, 2020. The Company didn’t provide fish farming containers to customers for the three months ended June 30, 2019.

Liquidity and Capital Resources

The Company had operating cash outflows for the six months ended June 30, 2020 and the cash balance was $344,781 as of June 30, 2020. Since the net asset balance as of June 30, 2020 was $1,072,169, there is no substantial doubt as to the Company’s ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the six months ended June 30,
	2020	2019
	$	$
Net cash (used in) provided by operating activities	(348,112)	305,408
Net cash used in investing activities	(1,851)	(725,852)
Net cash provided by financing activities	652,278	412,802
Effect of the exchange rate change on cash	13,927	3,002
Increase (decrease) in cash	316,242	(4,640)

Net cash (used in) provided by operating activities

Net cash used in operating activities amounted to $348,112 for the six months ended June 30, 2020. This reflected the effect of changes in operating assets and liabilities including increases of account receivable in the amount of $105,691, increase of inventory in the amount of $105,773 and increase of prepaid expense and other assets in the amount of $125,612.

Net cash provided by operating activities amounted to $305,408 for the six months ended June 30, 2019. This reflected a net loss of $300,117, and the effect of changes in operating assets and liabilities including decreases of account receivable in the amount of $945,151 and other payable and accrued liabilities in the amount of 181,460, and increases of inventories in the amount of 176,269 and right-of-use asset in the amount of $138,255.

Net cash used in investing activities

Net cash used in investing activities was $1,851 for the six months ended June 30, 2020, which was cash paid for intangible assets, and $725,852 for the six months ended June 30, 2019, which was cash paid for intangible asset and for purchase of property.

Net cash provided by financing activities

Net cash provided by financing activities amounted to $652,278 and $412,802 for the six months ended June 30, 2020 and 2019, respectively, which were attributable to the proceeds from our shareholders primarily for our operation and repayment to our shareholders. See “Related Party Transactions”.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange

Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of June 30, 2020. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2020:

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2020 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

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

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	President & Chief Executive Officer
(Principal Executive Officer)
Dated:	August 12, 2020

By:	/s/ Shun-Chih Chuang
Name:	Shun-Chih Chuang
Title:	Chief Financial Officer
(Principal Financial Officer)
Dated:	August 12, 2020

