Form 10-Q
period 2020-09-30
NOCERA, INC.
filed 2020-11-16
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO.: 000-55993

NOCERA, INC.

(Exact name of registrant as specified in charter)

Nevada	16-1626611
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.)
(Address of principal executive offices and zip code)

(886)-910-163-358

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

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of September 30, 2020 based on $3.60 per share, the price at which the registrant’s common stock was last sold on September 30, 2020, was approximately $47,454,000.

There were 8,431,786 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 15, 2020.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	September 30, 2020	December 31, 2019
	(Unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	251,866	28,539
Account receivables, net	109,055	1,483,583
Inventories	112,304	287,409
Advance to suppliers	1,732	2,440
Prepaid expenses and other assets, net	14,298	17,148
Due from a related party	19,453	683,521
Total current assets	508,708	2,502,640

Non-current assets
Deferred tax asset, net	2,203	74,639
Property and equipment, net	399	194,809
Operating lease right-of-use asset	–	113,166
Intangible assets, net	–	473,935
Total non-current assets	2,602	856,549

TOTAL ASSETS	511,310	3,359,189

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Account payables	13,723	251,603
Advance from customers	–	392,148
Other payables and accrued liabilities	881	294,472
Due to related parties	7,681	405,772
Income tax payable	18,138	608,598
Bank borrowing	–	15,367
Deferred revenue - current portion	–	620,331
Operating lease liabilities - current	–	8,485
Total current liabilities	40,423	2,596,776

TOTAL LIABILITIES	40,423	2,596,776

Commitments and contingencies	–	–

EQUITY
Common stock ($0.001 par value; authorized 200,000,000 shares; 13,181,786 and 12,354,200 shares issued and outstanding as of September 30, 2020 and December 31, 2019 respectively)	13,182	12,354
Additional paid-in capital	434,155	271,915
Statutory and other reserves	191,219	191,219
Retained earnings	(123,585)	339,203
Accumulated other comprehensive loss	(65,952)	(81,350)
TOTAL NOCERA, INC.’S STOCKHOLDERS’ EQUITY	449,019	733,341
Non-controlling interests	21,868	29,072
TOTAL STOCKHOLDER EQUITY	470,887	762,413
TOTAL LIABILITIES AND STOCKHOLDER EQUITY	511,310	3,359,189

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	$	$	$	$
Net sales	2,842	50,180	1,162,573	72,916
Cost of sales	(2,559)	(49,979)	(506,894)	(49,979)
Gross profit	283	201	655,679	22,937

Operating expenses
General and administrative expenses	(604,566)	(122,418)	(1,032,613)	(462,963)
Total operating expenses	(604,566)	(122,418)	(1,032,613)	(462,963)

Loss from operations	(604,283)	(122,217)	(376,934)	(440,026)

Other (expense) income	–	(27,570)	3	(34,826)
Loss before income taxes	(604,283)	(149,787)	(376,931)	(474,852)

Income tax benefit	(111,298)	67,954	(92,562)	92,902
Net loss	(715,581)	(81,833)	(469,493)	(381,950)

Less: Net loss attributable to non-controlling interests	–	(5,513)	(6,705)	(9,956)
Net loss attributable to the company	(715,581)	(76,320)	(462,788)	(371,994)

Comprehensive income (loss)
Net loss	(715,581)	(81,833)	(469,493)	(381,950)
Foreign currency translation income (loss)	10,781	(52,201)	14,899	(58,964)
Total comprehensive loss	(704,800)	(134,034)	(454,594)	(440,914)

Less: comprehensive loss attributable to non-controlling interest	–	(8,142)	(7,204)	(12,915)
Comprehensive loss attributable to the Company	(704,800)	(125,892)	(447,390)	(427,999)

Loss per share
Basic	(0.0543)	(0.0062)	(0.0351)	(0.0301)
Diluted	(0.0543)	(0.0062)	(0.0351)	(0.0301)

Weighted average number of common shares outstanding
Basic	13,181,786	12,354,200	13,181,786	12,352,881
Diluted	17,822,728	17,496,357	17,703,568	15,323,673

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Nine months ended September 30,
	2020	2019
	$	$
Cash flows from operating activities:
Net income (loss)	(469,493)	(381,950)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expenses	24,391	20,691
Amortization	53,156	45,431
Impairment of GZWFH	421,419	–
Free rental expense offered by a stockholder	–	1,661
Deferred income tax	69,039	(92,903)
Share-based compensation	162,240	48,848
Changes in operating assets and liabilities:
Accounts receivable, net	(145,817)	947,815
Inventories	(115,659)	(97,876)
Advance to suppliers	(3,206)	70,528
Prepaid expenses and other assets, net	(138,976)	(7,688)
Operating lease right-of-use asset	22,788	(123,856)
Accounts payable	24,337	90,212
Advance from customers	239,470	–
Other payables and accrued liabilities	16,519	(141,783)
Income tax payable	33,905	(5,475)
Deferred revenue	(602,044)	927,084
Operating lease liability	(8,449)	8,490
Amount due from a related party	(19,453)	(1,000,000)
Net cash (used in) provided by operating activities	(435,833)	309,229

Cash flows from investing activities:
Cash paid for purchase of property	(4,408)	(172,078)
Cash paid for intangible assets	(12,856)	(545,173)
Net cash used in investing activities	(17,264)	(717,251)

Cash flows from financing activities:
Bank borrowing	(15,302)	15,614
Proceeds from related parties	696,721	451,853
Repayment to related parties	–	(44,939)
Proceeds from issuance of common stock	828	250
Repayment for convertible note	–	(3,465)
Net cash provided by financing activities	682,247	419,313

Effect of exchange rate changes on cash and cash equivalents	(5,823)	1,250
Net increase in cash and cash equivalents	223,327	12,541
Cash and cash equivalents at beginning of year	28,539	7,207
Cash and cash equivalents at end of year	251,866	19,748

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	7,930
Cash paid for Income taxes	–	5,475

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

			Additional	Statutory and		Accumulated Other	Total Nocera, Inc.’s Stockholders’	Non-	Total Stockholders’
	Common Stock		Paid in	other	Retained	Comprehensive	Equity	controlling	Equity
	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$	$	$	$	$	$	$	$
Balance, January 1, 2019	12,349,200	12,349	115,311	191,219	1,595,955	(61,508)	1,853,326	98,677	1,952,003
Net loss attribute to non-controlling interest	–	–	–	–	–	–	–	(688)	(688)
Foreign currency translation adjustment	–	–	–	–	–	33,522	33,522	1,755	35,277
Issuance of new shares	5,000	5	3,595	–	–	–	3,600	–	3,600
Share based compensation	–	–	14,999	–	–	–	14,999	–	14,999
Net loss	–	–	–	–	(158,379)	–	(158,379)	–	(158,379)
Balance, March 31, 2019	12,354,200	12,354	133,905	191,219	1,437,576	(27,986)	1,747,068	99,744	1,846,812
Net loss attribute to non-controlling interest	–	–	–	–	–	–	–	(3,755)	(3,755)
Foreign currency translation adjustment	–	–	–	–	–	(39,955)	(39,955)	(2,085)	(42,040)
Share based compensation	–	–	14,999	–	–	–	14,999	–	14,999
Net loss	–	–	–	–	(137,295)	–	(137,295)	–	(137,295)
Balance, June 30, 2019	12,354,200	12,354	148,904	191,219	1,300,281	(67,941)	1,584,817	93,904	1,678,721
Net loss attribute to non-controlling interest	–	–	–	–	–	–	–	(5,513)	(5,513)
Foreign currency translation adjustment	–	–	–	–	–	(49,572)	(49,572)	(2,629)	(52,201)
Share based compensation	–	–	15,500	–	–	–	15,500	–	15,500
Shareholder contribution by assuming liabilities	–	–	82,638	–	–	–	82,638	–	82,638
Free rent provided by shareholder	–	–	1,661	–	–	–	1,661	–	1,661
Net loss	–	–	–	–	(76,320)	–	(76,320)	–	(76,320)
Balance, September 30, 2019	12,354,200	12,354	248,703	191,219	1,223,961	(117,513)	1,558,724	85,762	1,644,486

Balance, January 1, 2020	12,354,200	12,354	271,915	191,219	339,203	(81,350)	733,341	29,072	762,413
Foreign currency translation adjustment	–	–	–	–	–	(869)	(869)	(523)	(1,392)
Share based compensation	–	–	14,999	–	–	–	14,999	–	14,999
Net income (loss)	–	–	–	–	219,318	–	219,318	(3,232)	216,086
Balance, March 31, 2020	12,354,200	12,354	286,914	191,219	558,521	(82,219)	966,789	25,317	992,106
Foreign currency translation adjustment	–	–	–	–	–	5,486	5,486	24	5,510
Issuance of new shares	827,586	828	(828)	–	–	–	3,600	–	3,600
Share based compensation	–	–	44,551	–	–	–	44,551	–	44,551
Net income (loss)	–	–	–	–	33,475	–	33,475	(3,473)	30,002
Balance, June 30, 2020	13,181,786	13,182	330,637	191,219	591,996	(76,733)	1,050,301	21,868	1,072,169
Foreign currency translation adjustment	–	–	–	–	–	10,781	10,781	–	10,781
Share based compensation	–	–	103,518	–	–	–	103,518	–	103,518
Net income (loss)	–	–	–	–	(715,581)	–	(715,581)	–	(715,581)
Balance, September 30, 2020	13,181,786	13,182	434,155	191,219	(123,585)	10,781	449,019	21,868	470,887

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

Termination

On September 21, 2020, the Company filed a current report on Form 8-K outlining the lack of communication that lead to the termination by Nocera, Inc. of its relationship with Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited (“GZ WFH”) and its management, and termination of the Variable Interest Entity agreements between the parties.

Subsequently on October 8, 2020, Zhang Bi and GZ WFH (together, “Domestic Company”) entered into a Settlement Agreement and Release with Nocera, Inc. wherein all claims as to the Domestic Company’s debt (claim to shares in Nocera, Inc. or Guizhou Grand Smooth Technology, Ltd. (“WOFE”)) were compromised, settled, and otherwise resolved as to any and all claims or causes of action whatsoever against Nocera for any matter, action, or representation as to Nocera, and any debt to ownership of Nocera or WOFE up to the date of the agreement. The consideration for the agreement was mutual waiver of any and all claims against each other and WOFE, and Domestic Company (including Zhang Bi) waives any claims to Nocera stock, meaning the 4,750,000 shares of common stock of Nocera owned by Zhang Bi were cancelled as part of the agreement. The Settlement Agreement and Release is attached hereto as Exhibit 10.4.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of September 30, 2020, its consolidated results of operations for the nine months ended September 30, 2020, cash flows for the nine months ended September 30, 2020 and change in equity for the nine months ended September 30, 2020, as applicable, have been made. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020 or any future periods.

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

There were two parties who represent 100% of the Company’s total revenue for the three and nine months ended September 30, 2019 and for the nine months ended September 30, 2020. There was one party who represents 100% of the Company's total revenue for the three months ended September 30, 2020.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	September 30, 2020	December 31, 2019

Percentage of the Company’s accounts receivable
Customer A	–%	38.97%
Customer B	–%	32.24%
Customer C	–%	28.79%
Customer D	100%	–%
	100%	100.00%

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

Note 3          ACCOUNTS RECEIVABLE, NET

As of September 30, 2020 and December 31, 2019, accounts receivable consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
	$	$
Accounts receivable	109,055	2,557,326
Less: Allowance for doubtful accounts	–	(1,073,743)
Total	109,055	1,483,583

For the nine months ended September 30, 2020 and for the years ended December 31, 2019, the Company has recorded provision for doubtful accounts of nil and $1,084,534, respectively.

Note 4          INVENTORIES

As of September 30, 2020 and December 31, 2019, inventory consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
	$	$
Raw materials	–	248,743
Work in process	–	38,666
Finished Goods	112,304	–
Total	112,304	287,409

Note 5          PREPAID EXPENSES AND OTHER ASSETS, NET

	September 30, 2020	December 31, 2019
	(Unaudited)
	$	$
Other receivables from third party	–	15,559
Others	14,298	1,589
Prepaid expenses and other assets, net	14,298	17,148

Note 6          PROPERTY AND EQUIPMENT, NET

As of September 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
	$	$
Furniture and fixtures	–	3,730
Equipment	690	181,754
Leasehold improvement	–	9,900
Vehicle	–	40,979
	690	236,363
Less: Accumulated depreciation	(291)	(41,554)
Property and equipment, net	399	194,809

The Company recorded depreciation expenses of $24,391 and $20,691 for the nine months ended September 30, 2020 and 2019, respectively, and $53 and $12,764 for the three months ended September 30, 2020 and 2019, respectively.

Note 7          INTANGIBLE ASSETS, NET

As of September 30, 2020 and December 31, 2019, intangible assets consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
	$	$
Intangible assets	–	536,530
	–	536,530
Less: Accumulated amortization	–	(62,595)
Intangible assets, net	–	473,935

The intangible assets are a series of software that are surveillance app connecting smart phones, achieving smart fish farming. It reports a real time data of water in our fish farming tanks, such as temperature, PH value, and dissolved oxygen, to the smart phones of fish farmers, helping fish farmers to understand the water condition in a timely manner.

The Company recorded amortization expenses of $53,156 and $45,431 for the nine months ended September 30, 2020 and 2019, respectively, and $nil and $27,041 for the three months ended September 30, 2020 and 2019.

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

The following table provides a summary of leases by balance sheet location as of September 30, 2020 and December 31, 2019:

	Balance Sheet Location	September 30, 2020	December 31, 2019
		(Unaudited)
		$	$
Assets
Operating- noncurrent	Operating lease right-of-use assets	–	113,166
Total leased assets		–	113,166

Liabilities
Operating – current	Operating lease liabilities-current	–	8,485
Total lease liabilities		–	8,485

The components of lease expense for the nine months ended September 30, 2020 and September 30, 2019 were as follows:

	Statement of Income Location	Nine months ended September 30, 2020	Nine months ended September 30, 2019
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	26,224	30,564
Total net lease costs		26,224	30,564

Maturity of lease liabilities under our non-cancelable operating leases as of September 30, 2020 are US$ nil.

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2019 are as follows:

Operating
(Unaudited)
$
2020	8,617
2021	–
2022	–
2023	–
Total lease payments	8,617
Less: interest	(132)
Present value of lease liabilities	8,485

Following table provides a summary of the lease terms and discount rates of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	–	2.75 years

Weighted Average Discount Rate
Operating leases	–	6.18%

As most of the leases do not provide an implicit rate, the Company use the incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Supplemental information related to the leases for the nine months ended September 30, 2019 and 2020 are as follows:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
	(Unaudited)	(Unaudited)
	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8,537	145,930

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	–	141,385

Note 9          OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2020	December 31, 2019
	$	$
VAT payable	–	208,219
Accrued expenses	–	5,000
Salary payable	881	35,840
Short-term advance from staff	–	2,086
Others	–	43,327
Total	881	294,472

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

The reverse merger was completed on December 31, 2018 and the tax losses of US subsidiary was not in the scope as of December 31, 2018. As of December 31, 2019, net operating loss carried forward which was available to offset future taxable income for the Company in the United States was $99,817. There is a full valuation allowance applied against these losses carry forward as management determined it was not more likely than not that these net operating losses would be utilized in the foreseeable future.

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

The components of the income tax provision are:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	$	$	$	$
Current	(7,728)	(32,569)	18,238	(32,569)
Deferred	119,025	(35,385)	74,323	(60,333)
Total income tax expenses(benefit)	111,297	(67,954)	92,561	(92,902)

The reconciliation of income taxes expenses computed at the PRC statutory tax rate applicable to income tax expense is as follows:

	Nine months ended September 30,
	2020		2019
PRC income tax statutory rate	25.00%		25.00%
Impact of different tax rates in other jurisdictions	21.71%		(30.64%	)
Tax effect of non-deductible items	–		1.16%
Tax effect of non-deductible impairment loss	(28.21%	)	–
Tax effect of non-taxable income	13.13%		(16.98%	)
Tax effect of utilization of tax losses previously recognized	0.57%
GILTI Tax impact	(16.60%	)	20.15%
Changes in valuation allowance	(20.44%	)	1.14%
Effective tax rate	(4.84%	)	(0.17%	)

3) Deferred tax assets, net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	September 30, 2020	December 31, 2019
	$	$
Deferred tax assets
Tax loss carried forward	74,639	103,797
Allowance for doubtful receivables	–	275,260
	74,639	379,057
Valuation allowance	47,808	(304,418)
Utilisation of tax losses previously recognised	(2,203)
Adjustments	(120,244)	–
Total deferred tax assets, net	–	74,639

The valuation allowance as of September 30, 2020 and December 31, 2019 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	September 30, 2020	December 31, 2019
	$	$
Balance at beginning of the year	(304,418)	(7,567)
Additions of valuation allowance	–	(296,851)
Reductions of valuation allowance	304,418	–
Balance at the end of the year	–	(304,418)

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

As of September 30, 2020 and December 31, 2019, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 11          RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	September 30, 2020	December 31, 2019
	$	$
Mr. Zhang Bi (1)	–	399,091
Mountain Share Transfer, LLC (3)	7,681	6,681
Total	7,681	405,772

Due from a related party

The balance due from a related party was as following:

	September 30, 2020	December 31, 2019
	$	$
Mr. Yin-Chieh Cheng (2)	19,453	683,521

Total	19,453	683,521

Note:

(1)	Mr. Zhang Bi is the chief executive officer of GZ WFH, and he holds 38.5% shares of the Company. The balance represented the amount paid by Mr. Zhang on behalf of the Company for purchase of the raw materials and for other daily operation.

(2)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) is the chairman the Company, and he holds 42.5% shares of the Company. The balance due to Mr. Cheng as of March 31, 2020 mainly represented the amount paid by Mr. Cheng on behalf of the Company. In September 2019, Mr. Cheng took over the receivable amount of the concert the Company invested in November 2018, and assumed the liability of $551,457 related to such receivable to the Company. In September 2019, Mr. Cheng collected the payment of $1,000,000 from JCD, our exclusive sales agent in Asia Pacific, on behalf of the Company. As agreed between Mr. Cheng and the Company, the due from balance was netted off by due to balances.

(3)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

Related party transactions

The details of the related party transactions were as follows:

	For three months ended September 30,		For nine months ended September 30,
	2020	2019	2020	2019
	$	$	$	$
Paid on behalf of the Company
Mr. Zhang Bi (1)	–	1,854	3,455	205,021
Mr. Yin-Chieh Cheng (1)	–	26,533	86,320	246,832
Mountain Share Transfer, LLC (1)	–	–	7,000	–

Received on behalf of the Company
Mr. Yin-Chieh Cheng (2)	–	1,000,000	–	1,000,000
Related party assumed payable due to the Company
Mr. Yin-Chieh Cheng (3)	–	551,006	–	551,006

Repayment to related party
Mr. Yin-Chieh Cheng	–	–	665,000	–

Note:

(1)	The transactions represent the amount paid by Mr. Zhang Bi, Mr. Yin-Chieh Cheng and Mountain Share Transfer, LLC on behalf of the Company for its daily operation.
(2)	The number reflects our Chairman Mr. Cheng Yin-Chieh collected the payment from JCD, our exclusive sales agent in Asia Pacific, on behalf of the Company.
(3)	The transaction represents Mr. Cheng Yin-Chieh took over the receivable amount of the concert the Company invested in November 2018, and assumed the liabilities related to such receivable to the Company.

Note 12          INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2020 and 2019.

	For three months ended September 30,		For nine months ended September 30,
	2020	2019	2020	2019
	$	$	$	$
Numerator:
Net loss attributable to the Company	(715,581)	(76,320)	(462,788)	(371,994)

Denominator:
Weighted-average shares outstanding
- Basic	13,181,786	12,354,200	13,181,786	12,352,881
- Diluted	17,822,728	17,496,357	17,703,568	15,323,673

Loss per share:
- Basic	(0.0543)	(0.0062)	(0.0351)	(0.0301)
- Diluted	(0.0543)	(0.0062)	(0.0351)	(0.0301)

Basic net income (loss) per common share is computed using the weighted average number of the common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period.

Due to the loss during the period ended September 30, 2020, approximately 5,560,000 warrants were excluded from the calculation of diluted net loss per share for both three months and nine months ended September 30, 2020, respectively. There were 6,000,000 warrants outstanding during the period ended September 30, 2019.

Note 13          SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and except for the event disclosed below, no other subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

 Subsequently on October 8, 2020, Zhang Bi and GZ WFH (together, “Domestic Company”) entered into a Settlement Agreement and Release with Nocera, Inc. wherein all claims as to the Domestic Company’s debt (claim to shares in Nocera, Inc. or Guizhou Grand Smooth Technology, Ltd. (“WOFE”)) were compromised, settled, and otherwise resolved as to any and all claims or causes of action whatsoever against Nocera for any matter, action, or representation as to Nocera, and any debt to ownership of Nocera or WOFE up to the date of the agreement. The consideration for the agreement was mutual waiver of any and all claims against each other and WOFE, and Domestic Company (including Zhang Bi) waives any claims to Nocera stock, meaning the 4,750,000 shares of common stock of Nocera owned by Zhang Bi were cancelled as part of the agreement. The Settlement Agreement and Release is attached hereto as Exhibit 10.4.

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

On September 21, 2020, the Company terminated the above referenced VIE agreements with GZ WFH, as reported on Form 8-K and incorporated herein by reference.  In connection with the termination, on October 8, 2020, the Company entered into a Settlement Agreement and Release with GZ WFH and Zhang Bi, as further discussed below in Part II, Item 5 “Other Information,” and incorporated herein by reference. The issues related to GZ WFH do not impact our recently announced 2nd Generation RAS tank systems, as we own the technology and research and development in the WFOE, and have a license from the Patent holder, one of our employees. As a result of the terminated relationship, we are currently planning to shift our manufacturing and operations from Guizhou, China to Taiwan.

Critical Accounting Policies, Estimates and Assumptions

See Note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and six months ended June 30, 2020 and 2019.

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	2,842	50,180	1,162,573	72,916
Cost of sales	(2,559)	(49,979)	(506,894)	(49,979)
Gross profit	283	201	655,679	22,937

Operating expenses
General and administrative expenses	(604,566)	(122,418)	(1,032,613)	(462,963)
Total operating expenses	(604,566)	(122,418)	(1,032,613)	(462,963)

Loss from operations	(604,283)	(122,217)	(376,934	(440,026)

Other (expense) income	–	(27,570)	3	(34,826)
Loss before income taxes	(604,283)	(149,787)	(376,931)	(474,852)

Income tax benefit	(111,298)	67,954	(92,562)	92,902
Net loss	(715,581)	(81,833)	(469,493)	(381,950)

Less: Net loss attributable to non-controlling interests	–	(5,513)	(6,705)	(9,956)
Net loss attributable to the company	(715,581)	(76,320)	(462,788)	(371,994)

Comprehensive income (loss)
Net loss	(715,581)	(81,833)	(469,493)	(381,950)
Foreign currency translation income (loss)	10,781	(52,201)	14,899	(58,964)
Total comprehensive loss	(704,800)	(134,034)	(454,594)	(440,914)

Less: comprehensive loss attributable to non-controlling interest	–	(8,142)	(7,204)	(12,915)
Comprehensive loss attributable to the Company	(704,800)	(125,892)	(447,390)	(427,999)

Loss per share
Basic	(0.0543)	(0.0062)	(0.0351)	(0.0301)
Diluted	(0.0543)	(0.0062)	(0.0351)	(0.0301)

Weighted average number of common shares outstanding
Basic	13,181,786	12,354,200	13,181,786	12,352,881
Diluted	17,822,728	17,496,357	17,703,568	15,323,673

Revenue

Revenue for the three months ended September 30, 2020 was $2,842 compared to $50,180 for the comparable period in 2019. The $50,180 was mainly generated from the exclusive sales agency license revenue from our exclusive franchisee, JC Development Co, Ltd (“JCD”), of selling our fish farming containers in Asia Pacific.

Revenue for the nine months ended September 30, 2020 was $1,162,573 compared to $72,916 for the comparable period in 2019. The $1,162,573 was the realized revenue of recognition of the deferred revenue from JC Development Co, Ltd’s franchise fee received in 2019, our fish brokerage & distribution business with Pan Li, one of our customers and strategic partner in Guizhou, and delivering after-sales service of our 473 sets of fish farming containers delivered in 2018 for the six months ended June 30, 2020. The $1,033,700 was mainly generated from the exclusive sales agency license revenue from our exclusive franchisee, JC Development Co, Ltd (“JCD”), of selling our fish farming containers in Asia Pacific.

Revenue for the nine months ended September 30, 2020 was $1,162,573 compared to $1,159,731 for the six months ended June 30, 2020. The $2,842 increase was mainly from the foreign exchange rate difference. The Company did not recognize any revenue for the three months ended September 30, 2020 mainly due to the reason that the sales agency license was deferred for 1 year as resulted from the suspension of operation during the COVID-19 pandemic.

Gross profit

Gross profit for the three months ended September 30, 2020 was $283, compared to $201 for the comparable period in 2019. The difference was primarily because the Company didn’t recognize any revenue for the three months ended September 30, 2020 and there was no direct cost of the revenue from the franchise fee of JC Development Co, Ltd for the comparable period in 2019.

Gross profit for the nine months ended September 30, 2020 was $655,679, compared to $22,937 for the comparable period in 2019. The difference was primarily because there was no direct cost of the deferred revenue from the franchise fee of JC Development Co, Ltd. and we started fish brokerage & distribution business with Pan Li, one of our customers and strategic partner in Guizhou, for the nine months ended September 30, 2020.

General and administrative expenses

General and administrative expenses were $604,566, for the three months ended September 30, 2020, compared to approximately $122,418 for the comparable period in 2019. This increase was primarily because we recognized a net impairment loss due to the issue with GZ WFH for the three months ended September 30, 2020.

General and administrative expenses were $1,032,613, for the nine months ended September 30, 2020, compared to approximately $462,963 for the comparable period in 2019. This increase was primarily because we recognized a net impairment loss due to the issue with GZ WFH for the nine months ended September 30, 2020.

Other income (expense)

Other expense was $nil, for the three months ended September 30, 2020, compared to other expense $27,570 for the comparable period in 2019. The other expense was mainly due to the interest expense for the bank loan as well as the loss from selling materials to third parties.

Other income was $3, for the nine months ended September 30, 2020, compared to other expense $34,826 for the comparable period in 2019. The other expense was mainly due to the interest expense for the bank loan as well as the loss from selling materials to third parties.

Income tax

During the three months ended September 30, 2020, we recorded an income tax expense of $11,298 as compared to $67,954 of income tax benefit for the comparable period in 2019.

During the nine months ended September 30, 2020, we recorded an income tax expense of $92,562 as compared to $92,902 of income tax benefit for the comparable period in 2019.

Net income (loss) attributable to the Company

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended September 30, 2020 was $715,581 compared to $76,320 for the comparable period in 2019. The increase of loss was primarily because we recognized a net impairment loss due to the issue with GZ WFH for the three months ended September 30, 2020 whereas the Company received the franchise fee from JCD for the three months ended June 30, 2019.

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the nine months ended September 30, 2020 was $462,788 compared to $371,994 for the comparable period in 2019. The increase of loss was primarily because we recognized a net impairment loss due to the issue with GZ WFH for the three months ended September 30, 2020 whereas the Company received the franchise fee from JCD for the three months ended June 30, 2019.

Liquidity and Capital Resources

The Company had operating cash outflows for the nine months ended September 30, 2020 and the cash balance was $435,833 as of September 30, 2020. Since the net asset balance as of September 30, 2020 was $470,887, there is no substantial doubt as to the Company’s ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the nine months ended September 30,
	2020	2019
	$	$
Net cash (used in) provided by operating activities	(435,833)	308,185
Net cash used in investing activities	(17,264)	(717,251)
Net cash provided by financing activities	682,247	419,313
Effect of the exchange rate change on cash	(5,823)	2,294
Increase in cash	223,237	12,541

Net cash (used in) provided by operating activities

Net cash used in operating activities amounted to $435,833 for the nine months ended September 30, 2020. This reflected the effect of changes in operating assets and liabilities including increases of account receivable in the amount of $145,817, increases of inventories in the amount of $115,659, increase of prepaid expenses and other asset in the amount of $138,976.

Net cash provided by operating activities amounted to $309,229 for the nine months ended September 30, 2019. This reflected a net loss of $381,950, and the effect of changes in operating assets and liabilities including decreases of account receivable in the amount of $947,815 and other payable and accrued liabilities in the amount of 141,783, and increases of right-of use asset in the amount of 123,856.

Net cash used in investing activities

Net cash used in investing activities was $17,264 for the nine months ended September 30, 2020, which was cash paid for purchase of property, and $717,251 for the nine months ended September 30, 2019, which was cash paid for intangible asset and for purchase of property.

Net cash provided by financing activities

Net cash provided by financing activities amounted to $682,247 and $419,313 for the nine months ended September 30, 2020 and 2019, respectively, which were attributable to the proceeds from our shareholders primarily for our operation and repayment to our shareholders. See “Related Party Transactions”.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of September 30, 2020. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2020:

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2020 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On September 21, 2020, the Company filed a current report on Form 8-K outlining the lack of communication that lead to the termination by Nocera, Inc. of its relationship with Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited (“GZ WFH”) and its management, and termination of the Variable Interest Entity agreements between the parties.

Subsequently on October 8, 2020, Zhang Bi and GZ WFH (together, “Domestic Company”) entered into a Settlement Agreement and Release with Nocera, Inc. wherein all claims as to the Domestic Company’s debt (claim to shares in Nocera, Inc. or Guizhou Grand Smooth Technology, Ltd. (“WOFE”)) were compromised, settled, and otherwise resolved as to any and all claims or causes of action whatsoever against Nocera for any matter, action, or representation as to Nocera, and any debt to ownership of Nocera or WOFE up to the date of the agreement. The consideration for the agreement was mutual waiver of any and all claims against each other and WOFE, and Domestic Company (including Zhang Bi) waives any claims to Nocera stock, meaning the 4,750,000 shares of common stock of Nocera owned by Zhang Bi were cancelled as part of the agreement. The Settlement Agreement and Release is attached hereto as Exhibit 10.4.

The financial impacts of the termination of business relationship with GZ WFH are being provided in unaudited pro forma financial statements, attached hereto as Exhibit 99.1. The attached unaudited pro forma condensed combined financial statements and related notes are based on and should be read in conjunction with (i) the historical unaudited condensed consolidated financial statements of the Company for all previous quarterly periods in 2020 and 2019, and (ii) the historical audited consolidated financial statements of the Company and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and 2018.

The unaudited pro forma condensed combined financial statements and related notes are being provided for illustrative purposes only and are not necessarily indicative of the combined company’s future results of operations or financial position for any future period. As a result of the foregoing, the pro forma adjustments are preliminary and have been made solely for the purpose of providing unaudited pro forma condensed combined financial information. Differences between these preliminary estimates and the final accounting will arise, and these differences could have a material impact on the accompanying unaudited pro forma condensed combined financial statements and the combined company’s future results of operations and financial position.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Amended Agreement and Plan of Merger, dated December 27, 2018, and effective as of December 31, 2018, by and among Nocera, Inc., Grand Smooth Inc Limited and GSI Acquisition Corp. (2)

3.1	Certificate of Incorporation of Nocera, Inc., as amended. (1)

3.2	Bylaws of Nocera, Inc. (1)

3.3	Articles of Incorporation of GSI Acquisition Corp., a Colorado Corporation (2)

3.4	Articles of Grand Smooth Inc Limited, a Hong Kong, China Corporation (2)

3.5	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited (2)

10.1	Share Exchange Agreement (2)

10.2	2018 Nocera, Inc. Stock Option and Award Incentive Plan (2)

10.3	Yin-Chieh Cheng Consulting Agreement (2)**

10.4	Settlement Agreement and Release

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.

99.1	Pro forma financial statement

101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

______________

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

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	President & Chief Executive Officer
(Principal Executive Officer)
Dated:	November 13, 2020

By:	/s/ Shun-Chih Chuang
Name:	Shun-Chih Chuang
Title:	Chief Financial Officer
(Principal Financial Officer)
Dated:	November 13, 2020

