Form 10-K
period 2020-12-31
NOCERA, INC.
filed 2021-04-15
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

(886)-910-163-358

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
N/A	N/a

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

There were 9,131,786 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 12, 2021.

NOCERA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2020

i

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

ii

PART I

ITEM 1.	BUSINESS

Business Overview

With respect to this discussion, the terms, the “Company” “we,” “us,” and “our” refer to Nocera, Inc. (“Nocera”), and its 100%-owned subsidiary Grand Smooth Inc Limited. (“GSI”), GSI’s wholly-owned subsidiary Guizhou Grand Smooth Technology Ltd. (“GZ GST”), the Company’s Variable Interest Entities (“VIE”), Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited. (“GZ WFH”) and Xin Feng Construction Co., Ltd. (“XFC”).

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

On September 21, 2020, the Company filed a current report on Form 8-K outlining the lack of communication that leads to the termination by Nocera, Inc. of its relationship with GZ WFH and its management, and termination of the Variable Interest Entity agreements between the parties.

Subsequently on October 8, 2020, Zhang Bi and GZ WFH entered into a Settlement Agreement and Release with Nocera, Inc. wherein all claims as to GZ WFH’s debt (claim to shares in Nocera, Inc. or GZ GST) were compromised, settled, and otherwise resolved as to any and all claims or causes of action whatsoever against Nocera for any matter, action, or representation as to Nocera, and any debt to ownership of Nocera or GZ GST up to the date of the agreement. The consideration for the agreement was mutual waiver of any and all claims against each other and GZ GST, and GZ WFH (including Zhang Bi) waives any claims to Nocera stock, meaning the 4,750,000 shares of common stock of Nocera owned by Zhang Bi were cancelled as part of the agreement. The Settlement Agreement and Release is attached hereto as Exhibit.

On December 31, 2020, Nocera, Inc. (“Nocera”) and Xin Feng Construction Co., Ltd. (“XFC”), a domestic funded limited liability company registered in Taiwan (R.O.C.), (collectively “the Parties”) entered into a series of contractual agreements (“VIE Agreements”) whereby Nocera, Inc. agreed to provide technical consulting and related services to Xin Feng Construction Co., Ltd. As a result, Nocera has been determined to be the primary beneficiary of XFC and XFC became VIE (Variable Interest Entity) of Nocera.

On December 31, 2020, Nocera, Inc. (“Nocera”) and Shunda Feed Co., Ltd. (“SFC”), a domestic funded limited liability company registered in Taiwan (R.O.C), entered into a series of contractual agreements (“VIE Agreements”) whereby Nocera, Inc. agreed to provide technical consulting and related services to Shunda Feed Co., Ltd. However, The Company has received no communications or information from SFC regarding its financial conditions or operations for the purpose of the annual audit and the close of the VIE acquisition. Therefore, on March 18, 2021, the Company rescinded the acquisition of SFC and as a result of the rescission, the 300,000 common shares previously issued to the shareholders of SFC per the VIE Agreements have been cancelled by action of the Board of Directors.

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

On December 31, 2020, the Company and XFC entered into VIE contracts whereby the Company agreed to provide technical consulting and related services to Xin Feng Construction Co., Ltd. As a result, Nocera has been determined to be the primary beneficiary of XFC and XFC became VIE (Variable Interest Entity) of Nocera – namely the Company has the majority interest in the VIE and through execution of VIE contracts, Nocera has contract commitments that the financial information of the VIE should be consolidated based on the Variable Interest Ownership percentage owned by the Company.

The VIE structure was adopted mainly because the Taiwan operating company may in the future engage in business that may require special licenses in Taiwan and which can be an industry that prohibits foreign investment. Nocera has entered into the following contractual arrangements with shareholders of XFC, that enable the Company to (1) have the power to direct the activities that most significantly affects the economic performance of XFC, and (2) receive the economic benefits of XFC that could be significant to XFC. The Company is fully and exclusively responsible for the management of XFC, assumes all of the risk of losses of XFC and has the exclusive right to exercise all voting rights of XFC shareholders.

VIE contracts are as follows:

1.	Voting Rights Proxy Agreement

2.	Equity Pledge Agreement

3.	Exclusive Business Cooperation Agreement

4.	Exclusive Call Option Agreement

Services

We intend to provide consulting services and solutions in aquaculture projects in China and Taiwan (R.O.C.) to increase revenues, reduce costs, operate more efficiently, increase production, provide expertise, advise on operating more strategically with new diversified aquaculture species, and importantly, to reduce water pollution and decrease the disease problems of fisheries.

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

We believe our experience and innovation from working closely with our clients in the aquaculture industry in China and Taiwan (R.O.C.) gives us the competitive advantages to provide innovative aquaculture management solutions that will generate positive results for our future client companies, however, there can be no assurances we will be successful.

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

This is a countrywide effort where some ponds or lakes are removed immediately and some will phase out gradually in 2 to 3 years. Nevertheless, under China’s government clean water policy of “retreating from lakes to lands” for fish farming, we believe that this presents to us a great opportunity for introducing our land-based recirculating aquaculture systems (“RAS”). It was introduced in 2015 as a new and extremely simple way for local farmers to breed fish in China. It is also known as “container fish-farming for dummies”. Generating up to 35 times of fish harvest per square meter compared to traditional fish farms in the pond, it also conserves the ecosystem of lakes, reduces local poverty, and protects the species from natural disasters.

Domestic demand in China and Taiwan (R.O.C.) is increasing the number of aquaculture projects and investment, therein. Our Aquaculture solution is innovative and environmentally friendly using a state-of-the-art water recycling and filtration system. We estimate the demand in China and in Taiwan (R.O.C.) could be over 5,000 RAS in the next 5 years. And globally, we believe that there could be a demand for 10,000 RAS.

Today, the world is faced with the growing challenge of reducing and controlling water pollution that presents serious health risks to its population and damages the environment. We believe that our Aquaculture container fish farm represents a large-scale, environmentally friendly and economically feasible form for bringing clean fish to the table and bringing clean water back to the people. In our opinion, our service is cost competitive, reduces water pollution and recycles fish waste and will help make for a greener and better world in the years to come.

Strategy

We aim to become a global leader, starting from China and Taiwan (R.O.C.), in the field of land-based aquaculture business. We believe following strategies are the critical to achieve this goal:

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

In 2021, we intend to target customers in a variety of markets, such as individual investors, government supported or funded companies and international customers. We have received interest from areas like Japan, Taiwan, Thailand, Jordan, South Africa and the United States. In addition, an increasing amount of Chinese state and local offices are faced with environmental challenges in public waters and are under regulatory directives and political pressure to reduce water pollution, so our potential target customers are significant. During the year ended December 31, 2020 and 2019, the net sales were approximately $1.2 million and approximately $0.5 million, respectively.

______________________

1 The exchange rate as of December 31, 2019 is approximately $1.00 per 6.963 RMB.

Suppliers

We intend to purchase raw materials and electrical parts and equipment from third parties in the PRC and Taiwan (R.O.C.) and resell and install to customers. We are not directly involved in the production or manufacturing of this equipment and we do not take a risk in the repair and maintenance of this equipment because of the manufacturer’s maintenance policy but may provide maintenance personnel. Our suppliers are concentrated with one supplier which accounted for 100% in total purchase during the year ended December 31, 2020; and concentrated with two suppliers which accounted for 92.08% in total purchase during the year ended December 31, 2019; presently, our relationships with suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.

Competition

The market for aquaculture projects and services is highly competitive. Many of the producers and sellers are large entities that have significantly greater resources than we have. Therefore, we signed VIE contracts to partner with XFC to use their local resources in Taixi township, Taiwan (R.O.C.) to develop land-based RAS fish farms in Taiwan and hopefully gain a more competitive advantage. We also compete with small suppliers which provide smaller alternative aquaculture solutions regionally but due to the size of our projects, we believe that we should have a better price point.

Trademarks and Patents

None

Government Regulation

Our business depends in part on environmental regulations and programs in China and Taiwan (R.O.C.) that promote cleaner water sources to restore clean water back to people. Our customers may be encouraged with incentives by the local governments relating to aquaculture investment. The approvals of land, licenses or permits, are required from relevant central and local government authorities. In addition, from time to time, relevant government authorities may impose new regulations at a local level regulating fish farming. We believe that we have skills to help our customers obtain all necessary licenses, registrations, and permits to comply with all requirements necessary to allow our customers and investors to conduct aquaculture business in the PRC and Taiwan (R.O.C.).

Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Property

We do not own any real property.

Seasonality

Since the global growing demand from aquaculture production along with the decreasing production from wild fisheries and our fish farming systems provide a controlled and traceable environment for species, our business rarely suffers a seasonal impact.

Employees

As of December 31, 2020, we have 18 full-time employees. We are compliant with local prevailing wage, contractor licensing, and have good relations with our employees.

Corporation Information

Our principal executive offices are located at 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.). Our telephone number at this address is (886)-910-163-358.

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

Mr. Yin-Chieh Chen is essential to our ability to continue to grow our business. He has established relationships within the industries in which we will operate. If he was to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue.

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

In addition, the SAFE promulgated the Circular on the Relevant Operating Issues concerning Administration Improvement of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or SAFE Circular No. 142, on August 29, 2008. Under SAFE Circular No. 142, registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used within the business scope approved by the applicable governmental authority and may not be used for equity investments in the PRC, unless otherwise provided by other PRC laws or regulations. In addition, foreign-invested enterprises may not change how they use such capital without SAFE’s approval and may not, in any case, use such capital to repay Renminbi loans if they have not used the proceeds of such loans. SAFE further promulgated the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or SAFE Circular No. 45, on November 16, 2011, which expressly prohibits foreign-invested enterprises from using the registered capital settled in Renminbi converted from foreign currencies to grant loans through entrustment arrangements with a bank, repay inter-company loans or repay bank loans that have been transferred to a third party. SAFE Circular No. 142 and SAFE Circular No. 45 may significantly limit our ability to transfer the net proceeds from an offshore offering to the WFOE and convert the net proceeds into Renminbi to invest in or acquire any other PRC companies, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

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

There is currently only a limited public market for our common stock, which is listed on the Over-the-Counter Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future. As of March 30, 2021, the closing trade price of our common stock was $2.60 per share.

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

Our headquarter is located at 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.). The office is rented by Taiwan Grand Smooth Enterprise Co., Ltd., company 100% controlled by Yin-Chieh Cheng, our President CEO and Chairman of the board. Mr. Cheng sub-leases this space to us, which is free of charge.

Prior to the termination of VIE agreement with GZ WFH on October 8 2020, we also leased approximately 370 square meters of space in Xing Yi City, Guizhou Qian Xi Nan, PRC, with a period of 10 years, which will expire on May 10, 2028. The rental expense is approximately $242 per month for the first five years, and it is subject to a market adjustment for the second five years. We believe that our existing facilities are adequate for our current requirements and we will be able to enter into lease arrangements on commercially reasonable terms for future expansion.

We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001, is listed for quotation in the OTC Pink Market under the symbol “NCRA”

	2020		2019
Quarter Ended	High	Low	High	Low
March 31	$4.49	2.56	$0.95	0.40
June 30	$3.90	1.99	$2.70	0.47
September 30	$3.75	2.25	$4.35	1.75
December 31	$4.40	2.03	$5.30	2.00

Stockholders

As of March 31, 2021 we had approximately 440 stockholders of record of our common stock, not including shares held in street name.

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

We did not pay cash dividends in the years ended December 31, 2020 or 2019.

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

Operations Overview

As of December 31, 2019, we provide Land-Based Recirculating Aquaculture Systems (“RAS”) for fish farming. Our primary business operations consist of the design, development and production of RAS large scale fish tank systems, for fish farms along with expert consulting, technology transfer, and aquaculture project management services to new and existing aquaculture management business services.

On September 21, 2020, the Company filed a current report on Form 8-K outlining the lack of communication that leads to the termination by Nocera, Inc. of its relationship with GZ WFH and its management, and termination of the Variable Interest Entity agreements between the parties.

Subsequently on October 8, 2020, Zhang Bi and GZ WFH entered into a Settlement Agreement and Release with Nocera, Inc. wherein all claims as to GZ WFH’s debt (claim to shares in Nocera, Inc. or GZ GST) were compromised, settled, and otherwise resolved as to any and all claims or causes of action whatsoever against Nocera for any matter, action, or representation as to Nocera, and any debt to ownership of Nocera or GZ GST up to the date of the agreement. The consideration for the agreement was mutual waiver of any and all claims against each other and GZ GST, and GZ WFH (including Zhang Bi) waives any claims to Nocera stock, meaning the 4,750,000 shares of common stock of Nocera owned by Zhang Bi were cancelled as part of the agreement.

Effective December 31, 2020, Nocera, Inc. (“Nocera”) and Xin Feng Construction Co., Ltd. (“XFC”), a funded limited liability company registered in Taiwan (R.O.C.), (collectively “the Parties”) entered into a series of contractual agreements (“VIE Agreements”) whereby Nocera, Inc. agreed to provide technical consulting and related services to Xin Feng Construction Co., Ltd. As a result, Nocera has been determined to be the primary beneficiary of XFC and XFC became VIE (Variable Interest Entity) of Nocera, and XFC will shift focus to support the construction activities of RAS fish farms of our clients and the development of the Company-owned and operated fish farms.

The spread of COVID-19 has begun to cause some business disruption resulting in reduced net revenue throughout 2020. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Therefore, the Company expects this matter to negatively impact its operating results.

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

As of December 31, 2020 and 2019, there are no assets or liabilities that are measured and reported at fair value on a recurring basis.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2020 and 2019 were $1,023,531 and $28,539, respectively.

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

Goodwill

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the years ended December 31, 2020 and 2019.

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

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar (“US$”). The functional currency of the Company’s subsidiary and the consolidated VIE is RMB. In the consolidated financial statements, the financial information of the Company’s subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of December 31, 2020 and 2019 are 6.5249 and 6.9630, respectively. The annual average exchange rates for the year ended December 31, 2020 and 2019 are 6.8996 and 6.8937, respectively.

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

Recently Issued Accounting Standards

See Note 3 to the Consolidated Financial Statements included herewith.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2020 and 2019.

Consolidated Statements of Operations

	For the years ended December 31,
	2020	2019
Net Sales	$1,170,156	$456,860
Cost of sales	(526,343)	(104,237)
Gross profit	643,813	352,623

Operating expenses
General and administrative expenses	(1,325,696)	(1,733,092)
Total operating expenses	(1,325,696)	(1,733,092)

Loss from operations	(681,883)	(1,380,469)

Other income (expense)	36	(34,842)
Loss before income taxes	(681,847)	(1,415,311)

Income tax benefit	42,777	89,968
Net loss	(639,070)	(1,325,343)

Less: Net loss attributable to non-controlling interests	(6,705)	(68,591)
Net loss attributable to the Company	$(632,365)	$(1,256,752)

Comprehensive (loss) income
Net loss	(639,070)	(1,325,343)
Foreign currency translation income (loss)	31,081	(20,856)
Total comprehensive loss	(607,989)	(1,346,199)

Less: Net loss attributable to non-controlling interest	(6,705)	(68,591)
Less: Foreign currency translation loss attributable to non-controlling interest	(499)	(1,014)
Comprehensive loss attributable to the Company	$(600,785)	$(1,276,594)

Loss per share
Basic	$(0.0538)	$(0.1017)
Diluted	$(0.0538)	$(0.1017)

Weighted average number of common shares outstanding
Basic	11,752,447	12,353,227
Diluted	11,752,447	12,353,227

Comparison of Results of Operations for the years ended December 31, 2020 and December 31, 2019

Revenue

Revenue for the year ended December 31, 2020 was approximately $1.2 million compared to approximately $0.5 million for the comparable period in 2019. The revenue for the year ended December 31, 2020 was driven by the deferred revenue recognition of the exclusive sales agency license revenue from JC Development Co., Ltd (“JCD”) of selling our fish farming containers in Asia Pacific. The revenue for the year ended December 31, 2019 was mainly generated from the exclusive sales agency license revenue from our exclusive franchise, JCD.

Gross profit

Gross profit for the year ended December 31, 2020 was approximately $0.6 million, compared to approximately $0.4 million for the comparable period in 2019. This increase of gross profit margin was mainly because in 2020 we recognized the deferred revenue generated from JCD’s first franchise payment.

General and administrative expenses

General and administrative expenses were $1.3 million, for the year ended December 31, 2020, compared to $1.7 million for the comparable period in 2019.

Other income (expense)

Other income were $36 for the year ended December 31, 2020, compared to other expense of $(34,842) for the comparable period in 2019. The expenses for the year ended December 31, 2020 was mainly due to the loss from disposal of property and equipment.

During the year ended December 31, 2020, we recorded an income tax benefit of $42,777 as compared to $89,968 for the comparable period in 2019.

Net loss attributable to the Company

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the year ended December 31, 2020 was approximately $0.64 million compared to net loss attributable to the Company (excluding net income attributable to non-controlling interest) approximately of $1.26 million for the comparable period in 2019. The significant decrease was due to plunged in equipment sales and bad debt provision in 2019.

Liquidity and Capital Resources

The Company had net loss of $0.6 million for the year ended December 31, 2020 and the net cash used in operating activities was $0.1 million, which raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, would enable to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and it has prepared the consolidated financial statements on a going concern basis.

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

The following table provides detailed information about our net cash flows for the periods indicated:

	For the years ended December 31,
	2020	2019
Net cash (used in) provided by operating activities	$(129,824)	$266,825
Net cash provided by (used in) investing activities	770,943	(712,975)
Net cash provided by financing activities	217,479	468,390
Effect of the exchange rate change on cash and cash equivalents	136,394	(908)
Increase in cash and cash equivalents	$994,992	$21,332

Net cash (used in) provided by operating activities

Net cash used in operating activities amounted to $129,824 for the year ended December 31, 2020. This reflected a net loss of $639,070, as adjusted for non-cash items primarily including impairment of GZWFH of $522,291, depreciation of $74,958 and share based compensation of $265,758, and offset by effect of changes in working capital including an increase of $268,285 of inventories.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $770,943 for the year ended December 31, 2020 which were primarily attributable to the net cash acquired from the merger of XFC.

Net cash used in investing activities was $712,975 for the year ended December 31, 2019 which were primarily attributable to the purchase of equipment and intangible asset.

Net cash provided by financing activities

Net cash provided by financing activities amounted to $217,479 and $468,390 for the year ended December 31, 2020 and 2019, respectively, which was attributable to the proceeds from our stockholders primarily for our daily operation. See “Note 14 to the consolidated financial statements included herewith”.

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

Restatement of Previously Issued Financial Statements (Unaudited)

Our board of directors (which currently acts as our audit committee) concluded, after consultation with management, that our previously issued unaudited financial statements for the periods ended September 30, 2019, included in the Company’s Quarterly Reports of Form 10-Q for the periods ended September 30, 2019, should no longer be relied upon as a result of the change in accounting for a certain revenue recognition.  We concluded that an exclusive sales agency fee recognized at a point in time during the third quarter of 2020 should have been recognized over an estimated economic life. Specifically, on September 20, 2019, we entered into an exclusive distribution agreement (“distribution agreement”) with JC Development Co. Ltd. (“JCD”) in Taiwan, which is an independent third-party company. JCD agrees to pay Nocera a total amount of $5 million over 5 years starting September 20, 2019 to be our perpetual exclusive sales agent in Asia Pacific. We agreed to pay JCD 8% commission of total sales excluding the sales made to CIMC Smart Science & Technology CO., Ltd. (“CIMC SSC”) in China. We recognized the $1 million consideration paid by JCD as revenue at a point in time when we received the payment in September 2019, which we recently concluded should have been recognized over an estimated economic life. The adjustments resulting therefrom, change the revenue, tax (expense) benefit, net income into net loss, deferred tax assets, net, income tax payable, and deferred revenue that we previously reported, but has no impact on previously reported cash. For further information including the impact of this adjustment, please see Notes 20 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

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

Exchange rates applied are as follows.

	Year ended December 31, 2020	Year ended December 31, 2019

Period end RMB exchange rate	6.5249	6.9630
Average RMB exchange rate	6.8996	6.8937

Period end HK$ exchange rate	7.7539	7.7731
Average HK$ exchange rate	7.7577	7.8338

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, due to the presence of material weaknesses described below, our disclosure controls and procedures were not effective.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of December 31, 2020. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2020:

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute our board of directors (“Board”) and executive management:

Name	Age	Position
Yin-Chieh Cheng	42	Chairman of the Board, CEO, President, Director
Shun-Chih Chuang	32	Chief Financial Officer
Hsien-Wen Yu (1)	28	Chief Operating Officer
Erik Nelson	53	Director, Corporate Secretary
David Yu-Lung Kou	51	Director
Thomas A. Steele	73	Director
Hui-Ying Zhuang	48	Director

(1) Hsien-Wen Yu was appointed Chief Operating Officer effective after filing Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on March 10, 2020.

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

Hsien-Wen Yu, Chief Operating Officer

Mr. Yu was appointed as Chief Operating Officer on March 2, 2020. Prior to that role, Mr. Yu was the operations manager of the Company since 2019. Working as an entrepreneur since 2014, he was the founder and chairman of Revcovery, Corp., a fitness accessory company from 2017 to 2018 and an inventor of a self-myofascial release kit for shoulder injuries, RC Release, since 2014.

Erik Nelson, Secretary and Director

Mr. Nelson was appointed as Corporate Secretary and a member of the Board of Directors on September 19, 2011. Mr. Nelson is also the President of Coral Capital Advisors, LLC an advisory services firm founded in 1995 that provides services to privately held and publicly traded companies. Mr. Nelson is also the President of Mountain Share Transfer, LLC (“Mountain Share Transfer”), an SEC registered stock transfer agent since September 2012.

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

Board of Directors

As of December 31, 2020, there were no changes in our Board of Directors.

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

Director Independence

We do not have any independent directors and our board of directors is in the process of searching for suitable candidates. Our board of directors does not have any committees, as companies whose securities are traded on the OTC Pink Market are not required to have board committees. However, at such time in the future that we appoint independent directors on our board, we expect to form the appropriate board committees.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2020, our directors and executive officers did not comply with Section 16(a) filing requirements applicable to them because of the late filings of certain Form 3’s.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2020 and 2019 to each of the following named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Equity Awards ($)	Total ($)
		$	$	$
Erik Nelson	2020	–	–	–
Director and Corporate Secretary	2019	–	–	–

Yin-Chieh Cheng	2020	–	60,831	60,831
President and Chief Executive Officer and Director	2019	–	60,831	60,831

Shun-Chih Chuang	2020	42,000	39,558	81,558
Chief Financial Officer	2019	3,000	–	3,000

Hsien-Wen Yu	2020	20,000	47,469	67,469
Chief Operating Officer	2019	–	–	–

David Yu-Lung Kou	2020	–	–	–
Director	2019	–	–	–

Thomas A. Steele	2020	–	–	–
Director	2019	–	–	–

Hui-Ying Zhuang	2020	–	–	–
Director	2019	–	–	–

Employment Agreements

We have entered into a consulting agreement with Mr. Yin-Chieh Cheng on December 27, 2018. Mr. Cheng received a stock option award of 5,000,000 shares with 250,000 options vesting every Quarter for a period of 5 years. This award was valued at $304,155 in total using Black Scholes methodology. The award for the year ended December 31, 2020 and 2019, respectively was $60,831 and $60,831.

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

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2020 (after giving effect to the Share Exchange, due to the Merger described in Item 2.01 of this Current Report) by (ⅰ) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of December 31, 2020, we had 9,131,786 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors, and officers listed below is at 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.).

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of January 1, 2020, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. The table assumes 9,131,786 shares outstanding as of December 31, 2020.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares of Common Stock
Owner of more than 5% of Class
Yin-Chieh Cheng, Chairman of the Board, President and Chief Executive Officer (1)	5,292,586	57.96%
Erik Nelson, Corporate Secretary and Director (2)	652,600	7.15%
Marina S. Fiorino (3)	1,043,600	11.43%
Shun-Chih Chuang	500,000	5.48%
Directors and Executive Officers
Yin-Chieh Cheng, Chairman of the Board, President and Chief Executive Officer (1)	5,292,586	57.96%
Erik Nelson, Corporate Secretary and Director (4)	652,600	7.15%
Shun-Chih Chuang, Chief Financial Officer (5)	500,000	5.48%
Hsien-Wen Yu, Chief Operating Officer (6)	–	–
David Yu-Lung Kou (7)	–	–
Thomas A. Steele, Director (7)	–	–
Hui-Ying Zhuang, Director (7)	–	–
All Directors, Executive Officers, and Director Nominees, as a group (6 persons)	6,445,186	70.58%

(1)	Mr. Cheng, our Chairman, also serves as the general manager of GSI in Hong Kong and legal representative of the WFOE and has sole voting and investment power over the shares. The 5,292,586 shares do not include up to 5,000,000 Series “A” Warrants exercisable until 2023 at $0.50 which are subject to performance under Mr. Cheng’s Consulting Agreement and vesting at 250,000 per quarter. The business address of Yin-Chieh Cheng is 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.).
(2)	An aggregate of 652,600 shares beneficially owned by Erik Nelson, which includes 500,000 shares held by Nelson Fiorino Holdings, LLC., which is 50% owned by Mr. Nelson; 150,000 shares held by Coral Investment Partners, LP, which is 100% owned by Erik Nelson; and 2,600 shares held by Mr. Nelson personally. Mr. Nelson’s business address is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(3)	An aggregate of 1,043,000 shares beneficially owned by Marina S. Fiorino, which includes 500,000 shares held by Nelson Fiorino Holdings, LLC., which is 50% owned by Ms. Fiorino; and 543,000 shares held by Ms. Fiorino personally. The business address of Ms. Fiorino is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(4)	An aggregate of 652,600 shares beneficially owned by Erik Nelson, which includes 500,000 shares held by Nelson Fiorino Holdings, LLC., which is 50% owned by Mr. Nelson; 150,000 shares held by Coral Investment Partners, LP, which is 100% owned by Erik Nelson; and 2,600 shares held by Mr. Nelson personally. Mr. Nelson’s business address is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339
(5) (6)

Mr. Chuang was appointed as Chief Financial Officer on October 28, 2019. The business address of Mr. Chuang is 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.).

Mr. Yu was appointed as Chief Operating Officer on March 10, 2020. The business address of Mr. Yu is 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.).

(7)	David Yu-Lung Kou, Thomas A. Steele and Hui-Ying Zhuang are appointed directors effective after filing Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on December 17, 2019. The business address of Mr. Kou, Mr. Steele, and Mr. Zhuang is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have not entered into any material transactions with any director, executive officer, and nominee for director, the beneficial owner of five percent or more of our common stock, or family members of such persons.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended December 31, 2020, the total fees billed to Nocera for audit-related services was $23,400, for tax services was nil and for all other services was nil.

During the fiscal year ended December 31, 2019, the total fees billed to Nocera for audit-related services was $141,787, for tax services was nil and for all other services was nil.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: Please check “Index to Consolidated Financial Statements” of this annual report on Form 10-K.

2. Exhibits:

Exhibit No.	Description

2.1	Amended Agreement and Plan of Merger, dated December 27, 2018, and effective as of December 31, 2018, by and among Nocera, Inc., Grand Smooth Inc. Limited and GSI Acquisition Corp. (2)

2.2	Exchange Agreement, Consent,and Representations (3)

3.1	Certificate of Incorporation of Nocera, Inc., as amended. (1)

3.2	Bylaws of Nocera, Inc. (1)

3.3	Articles of Incorporation of GSI Acquisition Corp., a Colorado Corporation (2)

3.4	Articles of Grand Smooth Inc Limited, a Hong Kong, China Corporation (2)

3.5	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited (2)

10.1	Share Exchange Agreement (2)

10.2	2018 Nocera, Inc. Stock Option and Award Incentive Plan (2)

10.3	Yin-Chieh Cheng Consulting Agreement (2)**

10.4	Voting Rights Proxy Agreement & Power of Attorney - Xin Feng Construction Co., Ltd. (3)

10.5	Exclusive Business Coopertion Areemnentt - Xin Feng Construction Co., Ltd. (3)

10.6	Equity Pledge Agreement - Xin Feng Construction Co., Ltd. (3)

10.7	Exclusive Call Option Agreement - Xin Feng Construction Co., Ltd. (3)

10.8	Settlement Agreement and Release (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc. *
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.*
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

(1) Incorporated herein by reference from the exhibits included in the Company’s Registration Statement on Form 10-12g dated October 19, 2018.

(2) Incorporated herein by reference from the exhibits included in the Form 8-K12G3 filed on January 31, 2019

(3) Incorporated herein by reference from the exhibits included in the Form 8-K filed on January 4, 2021

(4) Incorporated herein by reference from the exhibits included in the Form 10-Q filed on November 16, 2020

(**) Incorporated herein by reference as Exhibit “B” to Exhibit 2.1 included in this Form 8-K12G3 filing dated January 31, 2019.

ITEM 16.	10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	President and Chief Executive Officer

Dated:	April 15, 2021

By:	/s/ Shun-Chih Chuang
Name:	Shun-Chih Chuang
Title:	Chief Financial Officer

Dated:	April 15, 2021

NOCERA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nocera, Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nocera, Inc and its subsidiaries (the "Group") as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on the Group's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Group's auditor since 2020.

Hong Kong, China

April 14, 2021

Beijing Office Kerry Center South Tower 1 Guang hua Rd., #2419-2422, Chaoyang Dist., Beijing 100020 T 8610.8518.7992

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nocera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nocera, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Unaudited Financial Statements

As discussed in Note 20 to the consolidated financial statements, the unaudited financial statements previously included in the Company’s Quarterly Report of Form 10-Q for the periods ended September 30, 2019 have been restated to correct a misstatement.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

We have served as the Company’s auditor from 2018 to 2020.

Beijing, China
May 14, 2020

NOCERA, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$1,023,531	$28,539
Accounts receivable, net	432,309	1,483,583
Inventories, net	1,723,674	287,409
Advance to suppliers	1,732	2,440
Prepaid expenses and other assets, net	3,161	17,148
Due from related parties	896,876	683,521
Total current assets	4,081,283	2,502,640
Retention receivables	458,392	–
Deferred tax assets, net	2,300	74,639
Property and equipment, net	50,926	194,809
Operating lease right-of-use assets	–	113,166
Intangible assets, net	–	473,935
Goodwill	332,040	–
Total assets	4,924,941	3,359,189
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Notes payable	187,447	–
Accounts payable	18,798	251,603
Advance from customers	–	392,148
Other payables and accrued liabilities	56,836	294,472
Advance receipts	1,285,777	–
Due to related parties	7,681	405,772
Income tax payable	285,186	608,598
Bank borrowing	532,824	15,367
Deferred revenue-current portion	–	620,331
Operating lease liabilities-current	–	8,485
Total current liabilities	2,374,549	2,596,776
Deferred tax liabilities, net	–	–
Total liabilities	2,374,549	2,596,776
Commitments and contingencies	–	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 9,131,786 shares and 12,354,200 shares issued and outstanding as of December 31, 2020 and, 2019, respectively)	9,132	12,354
Additional paid-in capital	2,692,973	271,915
Statutory and other reserves	191,219	191,219
(Accumulated losses) retained earnings	(293,162)	339,203
Accumulated other comprehensive loss	(49,770)	(81,350)
Total Nocera, Inc.’s stockholders’ equity	2,550,392	733,341
Non-controlling interests	–	29,072
Total equity	2,550,392	762,413
Total liabilities and equity	$4,924,941	$3,359,189

See notes to the consolidated financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Stated in US Dollars)

	For the years ended December 31,
	2020	2019

Net sales	$1,170,156	$456,860
Cost of sales	(526,343)	(104,237)
Gross profit	643,813	352,623
Operating expenses
General and administrative expenses	(1,325,696)	(1,733,092)
Total operating expenses	(1,325,696)	(1,733,092)
Loss from operations	(681,883)	(1,380,469)
Other income (expense)	36	(34,842)
Loss before income taxes	(681,847)	(1,415,311)
Income tax benefit	42,777	89,968
Net loss	(639,070)	(1,325,343)
Less: Net loss attributable to non-controlling interests	(6,705)	(68,591)
Net loss attributable to the company	(632,365)	(1,256,752)
Comprehensive loss
Net loss	(639,070)	(1,325,343)
Foreign currency translation loss	31,081	(20,856)
Total comprehensive loss	(607,989)	(1,346,199)
Less: Net loss attributable to non-controlling interest	(6,705)	(68,591)
Less: Foreign currency translation loss attributable to non-controlling interest	(499)	(1,014)
Comprehensive loss attributable to the Company	(600,785)	(1,276,594)
Loss per share
Basic	(0.0538)	(0.1017)
Diluted	$(0.0538)	$(0.1017)
Weighted average number of common shares outstanding
Basic	11,752,447	12,353,227
Diluted	11,752,447	12,353,227

See notes to the consolidated financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in US Dollars)

	Common Stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Equity
	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$	$	$	$	$	$	$	$
Balance, December 31, 2018	12,349,200	12,349	115,311	191,219	1,595,955	(61,508)	1,853,326	98,677	1,952,003
Foreign currency translation adjustments	–	–	–	–	–	(19,842)	(19,842)	(1,014)	(20,856)
Issuance of new shares	5,000	5	3,595	–	–	–	3,600	–	3,600
Share-based compensation	–	–	60,831	–	–	–	60,831	–	60,831
Stockholder contribution by assuming liabilities	–	–	83,364	–	–	–	83,364	–	83,364
Free rent provided by stockholder	–	–	2,214	–	–	–	2,214	–	2,214
Free service provided by employees	–	–	6,600	–	–	–	6,600	–	6,600
Net loss	–	–	–	–	(1,256,752)	–	(1,256,752)	(68,591)	(1,325,343)
Balance, December 31, 2019	12,354,200	12,354	271,915	191,219	339,203	(81,350)	733,341	29,072	762,413

Termination of VIE agreements with GZWFH	(4,750,000)	(4,750)	–	–	–	–	(4,750)	(21,868)	(26,618)
Issuance of new shares	1,527,586	1,528	2,154,472	–	–	–	2,156,000	–	2,156,000
Share-based compensation	–	–	266,586	–	–	–	266,586	–	266,586
Foreign currency translation adjustments	–	–	–	–	–	31,580	31,580	(499)	31,081
Net loss	–	–	–	–	(632,365)	–	(632,365)	(6,705)	(639,070)
Balance, December 31, 2020	9,131,786	9,132	2,692,973	191,219	(293,162)	(49,770)	2,550,392	–	2,550,392

See notes to the consolidated financial statements

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	December 31, 2020	December 31, 2019
	$	$
Cash flows from operating activities:
Net loss	(639,070)	(1,325,343)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expenses	74,958	32,600
Amortization	53,156	63,224
Bad debt provision	–	1,084,534
Impairment of GZWFH	522,291	–
Inventories written down	–	719
Free rental expense offered by a stockholder	–	2,214
Interest expense	–	7,205
Deferred income tax	73,150	(89,968)
Share-based compensation	265,758	64,181
Free service from employee	–	6,600
Changes in operating assets and liabilities:
Accounts receivable, net	1,406,867	942,165
Inventories	268,285	(228,034)
Advance to suppliers	824	70,066
Prepaid expenses and other assets, net	61,987	1,768
Operating lease right-of-use asset	–	(114,303)
Retention receivables	24,894	–
Notes payable	(10,180)	–
Accounts payable	(236,137)	22,182
Advance from customers	(395,751)	290,119
Other payables and accrued liabilities	(299,345)	(121,569)
Income tax payable	(629,676)	(5,441)
Deferred revenue	(593,445)	555,336
Operating lease liability	(8,563)	8,570
Advance receipts	(69,827)	–
Amount due from a related party	–	(1,000,000)
Net cash (used in) provided by operating activities	(129,824)	266,825

Cash flows from investing activities
Purchase of property and equipment	(57,153)	(171,053)
Purchase of intangible assets	(25,360)	(541,922)
Disposal of GZ WFH	(4,099)	–
Cash acquired from merger	857,555	–
Net cash provided by (used in) investing activities	770,943	(712,975)

Cash flows from financing activities:
Proceeds from related parties	664,454	527,284
Repayment to related parties	(402,531)	(74,665)
Proceeds from issuance of common stock	–	250
Proceeds from short-term bank loan	–	15,521
Repayment of short-term bank loan	(44,444)
Net cash provided by financing activities	217,479	468,390

Effect of exchange rate changes on cash and cash equivalents	136,394	(908)
Net increase in cash and cash equivalents	994,992	21,332
Cash and cash equivalents at beginning of year	28,539	7,207
Cash and cash equivalents at end of year	1,023,531	28,539

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	8,325
Cash paid for Income taxes	–	5,442

See notes to the consolidated financial statements.

NOCERA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1     PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of Nocera, Inc. (“Nocera” or the “Company”) and its subsidiaries, Grand Smooth Inc. Limited (“GSI”) and Guizhou Grand Smooth Technology Ltd. (“GZ GST” or “WFOE”), and Xin Feng Construction Co., Ltd. (“XFC”) that is controlled through contractual arrangements. The Company, GSI, GZ GST and XFC are collectively referred to as the “Company”.

Nocera was incorporated in the State of Nevada on February 1, 2002 and is based in New Taipei City, Taiwan (R.O.C.). It did not engage in any operations and was dormant from its inception until its reverse merger of GSI on December 31, 2018.

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

On November 13, 2018, GSI incorporated GZ GST in PRC with registered capital of US$15,000.

Divestiture

On September 21, 2020, the Company filed a current report on Form 8-K outlining the lack of communication that leads to the termination by Nocera, Inc. of its relationship with Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited (“GZ WFH”) and its management, and termination of the Variable Interest Entity agreements between the parties.

Subsequently on October 8, 2020, Zhang Bi and GZ WFH entered into a Settlement Agreement and Release with Nocera, Inc. wherein all claims as to GZ WFH’s debt (claim to shares in Nocera, Inc. or GZ GST) were compromised, settled, and otherwise resolved as to any and all claims or causes of action whatsoever against Nocera for any matter, action, or representation as to Nocera, and any debt to ownership of Nocera or GZ GST up to the date of the agreement. The consideration for the agreement was mutual waiver of any and all claims against each other and GZ GST, and GZ WFH (including Zhang Bi) waives any claims to Nocera stock, meaning the 4,750,000 shares of common stock of Nocera owned by Zhang Bi were cancelled as part of the agreement. The Settlement Agreement and Release is attached hereto as Exhibit.

The VIE Agreements

On December 31, 2020, Nocera and XFC, a domestic funded limited liability company registered in Taiwan (R.O.C), entered into a series of contractual agreements (“VIE Agreements”) whereby Nocera, Inc. agreed to provide technical consulting and related services to XFC. As a result, Nocera has been determined to be the primary beneficiary of XFC and XFC became VIE (Variable Interest Entity) of Nocera.

On December 31, 2020, Nocera exchanged 700,000 shares of the Company’s restricted common stock to Shareholders of XFC in exchange for 100% controlling interest in XFC.

The VIE structure was adopted mainly because the China and Taiwan (R.O.C.) operating company may in the future engage in business that may require special licenses in China and which can be an industry that prohibits foreign investment. WFOE has entered into the following contractual arrangements with a stockholder of XFC, that enable the Company to (1) have the power to direct the activities that most significantly affects the economic performance of XFC, and (2) receive the economic benefits of XFC that could be significant to XFC. The Company is fully and exclusively responsible for the management of XFC, assumes all of the risk of losses of XFC and has the exclusive right to exercise all voting rights of XFC’s stockholder. Therefore, in accordance with ASC 810 "Consolidation", the Company is considered the primary beneficiary of XFC and has consolidated XFC’s assets, liabilities, results of operations, and cash flows in the accompanying consolidated financial statements.

(1) Voting Rights Proxy Agreement & Power of Attorney. Mr. Tsai, Wen-Chih, Ms. Tu, Hui-Min, Mr. Tsai, Chin-Yao, and Mr. Tsai, Chin-Chao (Existing Stockholders) hereby irrevocably undertake that they authorize Nocera or the individual then designated by Nocera (“Attorney”) to exercise, on his behalf, the following rights available to them in their capacity as a stockholder of the XFC under the then effective articles of association of the XFC (collectively, “Powers”): (a) to propose the convening of, and attend, stockholders’ meetings in accordance with the articles of association of the XFC on behalf of the Existing Stockholder; (b) to exercise voting rights on behalf of the Existing Stockholder on all matters required to be deliberated and resolved by the stockholders’ meeting, including without limitation the appointment and election of the directors and other executives to be appointed and removed by the stockholders, of the XFC the sale or transfer of all or part of the equity held by stockholders in the XFC; (c) to exercise other stockholders’ voting rights under the articles of association of the XFC (including any other stockholders’ voting rights stipulated upon an amendment to such articles of association); (d) other voting rights that stockholders shall enjoy under the Taiwan (R.O.C.) laws, as amended, revised, supplemented and re-enacted, no matter whether they take effect before or after the conclusion of this Agreement. The Existing Stockholders shall not revoke the authorization and entrustment accorded to the Attorney other than in the case where Nocera gives the Existing Stockholders a written notice requesting the replacement of the Attorney, in which event the Existing Stockholders shall immediately appoint such other person as then designated by Nocera to exercise the foregoing Powers and such new authorization and entrustment shall supersede, immediately upon its grant, the original authorization, and entrustment.

(2) Exclusive Business Cooperation Agreement. Nocera agrees to provide technical consulting and services including management consulting services, general and financial advisory service and various general and administrative service, for the specific content thereof (hereinafter referred to as the “Target Business”) to the XFC as the technical consulting and service provider of the XFC in accordance with the conditions set forth herein during the term of this Agreement. XFC agrees to accept the technical consulting and services provided by Nocera. XFC further agrees that, without the prior written consent of Nocera, during the term of this Agreement, it shall not accept any technical consulting and services identical or similar to Target Business that are provided by any third party.

(3) Equity Pledge Agreement. Under the Equity Interest Pledge Agreement between Nocera and Mr. Tsai, Wen-Chih, Ms. Tu, Hui-Min, Mr. Tsai, Chin-Yao, and Mr. Tsai, Chin-Chao, the stockholder of XFC, stockholder pledged all of his equity interests in XFC to Nocera to guarantee the performance of XFC’s obligations under the Exclusive Business Cooperation Agreement. Under the terms of the agreement, in the event that XFC or stockholders breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, Nocera, as pledge, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests. Zhang Bi also agreed that upon the occurrence of any event of default, as set forth in the Equity Interest Pledge Agreement, Nocera is entitled to claim indemnity.

(4) Exclusive Call Option Agreement. XFC and its stockholders, Mr. Tsai, Wen-Chih, Ms. Tu, Hui-Min, Mr. Tsai, Chin-Yao, and Mr. Tsai, Chin-Chao, have entered into an Exclusive Call Option Agreement with Nocera. Under the Exclusive Call Option Agreement, the XFC stockholders irrevocably granted Nocera (or its designee) an exclusive option to purchase, to the extent permitted under Taiwan (R.O.C.) law, part or all of their equity interests in XFC. According to the Exclusive Call Option Agreement, the purchase price shall be the minimum price permitted by applicable Taiwan (R.O.C.) Law at the time when such share transfer occurs.

Risks in relation to the VIE structure

The Company believes that the contractual arrangements with its VIE and their respective stockholder are in compliance with Taiwan (R.O.C.) laws and regulations and are legally enforceable. However, uncertainties in the Taiwan (R.O.C.) legal system could limit the Company’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of Taiwan (R.O.C.) laws and regulations, the Taiwan (R.O.C.) government could:

•	revoke the business and operating licenses of the Company’s Taiwan (R.O.C.) subsidiary and VIE;

•	discontinue or restrict the operations of any related-party transactions between the Company’s Taiwan (R.O.C.) subsidiary and VIE;

•	limit the Company’s business expansion in Taiwan (R.O.C.) by way of entering into contractual arrangements;

•	impose fines or other requirements with which the Company’s Taiwan (R.O.C.) subsidiary and VIE may not be able to comply;

•	require the Company or the Company’s Taiwan (R.O.C.) subsidiary and VIE to restructure the relevant ownership structure or operations; or

•	restrict or prohibit the Company’s use of the proceeds of the additional public offering to finance the Company’s business and operations in Taiwan (R.O.C.).

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

The interests of the stockholders of VIE may diverge from that of the Company and that may potentially increase the risk that they would seek to act contrary to the contractual terms. The Company cannot assure that when conflicts of interest arise, stockholders of VIE will act in the best interests of the Company or that conflicts of interests will be resolved in the Company’s favor. Currently, the Company does not have existing arrangements to address potential conflicts of interest the stockholders of VIE may encounter in its capacity as beneficial owners and directors of VIE, on the one hand, and as beneficial owners and directors of the Company, on the other hand. The Company believes the stockholders of VIE will not act contrary to any of the contractual arrangements and the exclusive option agreements provide the Company with a mechanism to remove the current stockholders of VIE should they act to the detriment of the Company. The Company relies on certain current stockholders of VIE to fulfill their fiduciary duties and abide by laws of the PRC and act in the best interest of the Company. If the Company cannot resolve any conflicts of interest or disputes between the Company and the stockholders of VIE, the Company would have to rely on legal proceedings, which could result in disruption of its business, and there is substantial uncertainty as to the outcome of any such legal proceedings. Total assets and liabilities presented on the Company’s Consolidated Balance Sheets and expense, net income (loss) presented on Consolidated Statement of Operations and Comprehensive Income (Loss) as well as the cash flow from operating, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of the Company’s VIE XFC and GZ WFH. The following financial statements amounts and balances of the VIE were included in the accompanying consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
	$	$
Cash	857,555	27,155
Total assets	4,171,110	2,671,275
Total liabilities	2,347,150	2,005,371

	For the years ended December 31,
	2020	2019
	$	$
Revenue	41,662	56,860
Net loss	(136,604)	(1,371,825)
Net cash provided (used) in operating activities	30,728	538,427
Net cash used in investing activities	(1,885)	(712,293)
Net cash (used in) provided by financing activities	(15,508)	196,049

Note 2      GOING CONCERN

The Company had net loss of $0.6 million for the year ended December 31, 2020 and the net cash used in operating activities was $0.1 million, which raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, would enable to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and it has prepared the consolidated financial statements on a going concern basis.

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

There were two customers who represents 96.44% of the Company's total revenue during the years ended December 31, 2020. There was one customer who represents 87.55% of the Company's total revenue during the years ended December 31, 2019.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	December 31, 2020	December 31, 2019

Percentage of the Company’s accounts receivable
Customer A	-	38.97%
Customer B	-	32.24%
Customer C	-	28.79%
Customer D	26.33%	-
Customer E	73,67%	-
	100.00%	100.00%

The following table sets forth a summary of single suppliers who represent 10% or more of the Company’s total purchase:

	For the years ended December 31,
	2020	2019

Percentage of the Company’s purchase
Supplier A	-	50.50%
Supplier B	-	41.58%
Supplier C	100%	-
	100%	92.08%

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

As of December 31, 2020 and 2019, there are no assets or liabilities that are measured and reported at fair value on a recurring basis.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2020 and 2019 were $1,023,531 and $28,539, respectively.

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

Goodwill

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that no impairment indicators were present during the years ended December 31, 2020 and 2019.

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

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar (“US$”). The functional currency of the Company’s subsidiary and the consolidated VIE is RMB. In the consolidated financial statements, the financial information of the Company’s subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of December 31, 2020 and 2019 are 6.5249 and 6.9630, respectively. The annual average exchange rates for the year ended December 31, 2020 and 2019 are 6.8996 and 6.8937, respectively.

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

Note 4     ACCOUNTS RECEIVABLE, NET

As of December 31, 2020 and 2019, accounts receivable consisted of the following:

	December 31, 2020	December 31, 2019
	$	$
Accounts receivable	432,309	2,557,326
Less: Allowance for doubtful accounts	–	(1,073,743)
Total	432,309	1,483,583

For the years ended December 31, 2020 and 2019, the Company has recorded provision for doubtful accounts of nil and $1,084,534, respectively.

Note 5     INVENTORIES, NET

As of December 31, 2020 and 2019, inventories consisted of the following:

	December 31, 2020	December 31, 2019
	$	$
Raw materials	115,373	248,743
Work in process	1,608,301	38,666
Total	1,723,674	287,409

The inventory write downs were $nil and $719 for the years ended December 31, 2020 and December 31, 2019, respectively.

Note 6     ADVANCE TO SUPPLIERS

Balances of advances to suppliers were $1,732 and $2,440 as of December 31, 2020 and 2019, respectively, which represented prepayments to suppliers for raw materials.

Note 7     PREPAID EXPENSES AND OTHER ASSETS, NET

	December 31, 2020	December 31, 2019
	$	$
Other receivables from third party	3,161	15,559
Others	–	1,589
	3,161	17,148
Less: Allowance for doubtful accounts	–	–
Prepaid expenses and other assets, net	3,161	17,148

Note 8     PROPERTY AND EQUIPMENT, NET

As of December 31, 2020 and December 31, 2019, property and equipment consisted of the following:

	December 31, 2020	December 31, 2019
	$	$
Furniture and fixtures	–	3,730
Equipment	51,287	181,754
Leasehold improvement	–	9,900
Vehicle	–	40,979
	51,287	236,363
Less: Accumulated depreciation	(361)	(41,554)
Property and equipment, net	50,926	194,809

Depreciation expenses for the years ended December 31, 2020 and 2019 were $74,958 and $32,600, respectively.

Note 9     Goodwill

As of December 31, 2020 and December 31, 2019, goodwill consisted of the followings:

	December 31, 2020	December 31, 2019
	$	$
Goodwill - XFC	332,040	–

Accumulated amortization	–	–
Balance at end of year	332,040

Note 10     INTANGIBLE ASSETS, NET

As of December 31, 2020 and December 31, 2019, intangible assets consisted of the following:

	December 31, 2020	December 31, 2019
	$	$
Intangible assets	–	536,530
	–	536,530
Less: Accumulated amortization	–	(62,595)
Intangible assets, net	–	473,935

The intangible assets are a series of software that are surveillance app connecting smart phones, achieving smart fish farming. It reports a real time data of water in our fish farming tanks, such as temperature, PH value, and dissolved oxygen, to the smart phones of fish farmers, helping fish farmers to understand the water condition in a timely manner.

The Company recorded amortization expenses of $53,156 and $63,224 for the years ended December 31, 2020 and 2019, respectively.

Note 11     LEASES

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

The following table provides a summary of leases by balance sheet location as of December 31, 2020 and December 31, 2019:

	Balance Sheet Location	December 31, 2020	December 31, 2019

		$	$
Assets
Operating- noncurrent	Operating lease right-of-use assets	–	113,166
Total leased assets		–	113,166

Liabilities
Operating – current	Operating lease liabilities-current	–	8,485
Total lease liabilities		–	8,485

The components of lease expenses for the year ended December 31, 2020 and December 31, 2019 were as follows:

	Statement of Income Location	For the year ended December 31, 2020	For the year ended December 31, 2019

		$	$
Lease Costs
Operating lease expense	General and administrative expenses	26,224	45,408
Total net lease costs		26,224	45,408

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2020 are US$ nil.

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2019 are as follows:

Operating
(Unaudited)
$
2020	8,617
2021	–
2022	–
2023	–
Total lease payments	8,617
Less: interest	(132)
Present value of lease liabilities	8,485

Following table provides a summary of the lease terms and discount rates for the year ended December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	–	2.75 years

Weighted Average Discount Rate
Operating leases	–	6.18%

As most of the leases do not provide an implicit rate, the Company use the incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Supplemental information related to the leases for the year ended December 31, 2019 and 2020 are as follows:

	For the year ended December 31, 2020	For the year ended December 31, 2019

	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8,537	145,060

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	–	143,616

Note 12     OTHER PAYABLES AND ACCRUED LIABILITIES

	December 31, 2020	December 31, 2019
	$	$
VAT payable	12,235	208,219
Accrued expenses	–	5,000
Salary payable	920	35,840
Short-term advance from staff	–	2,086
Others	43,681	43,327
Total	56,836	294,472

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

The components of the income tax (benefit) expense are:

	For the years ended December 31,
	2020	2019
	$	$
Current	–	–
Deferred	(42,777)	(89,968)
Total income tax (benefit) expense	(42,777)	(89,968)

The reconciliation of income taxes expenses computed at the PRC statutory tax rate applicable to income tax expense is as follows:

	For the years ended December 31,
	2020		2019
PRC income tax statutory rate	25.00%		25.00%
Tax effect of non-deductible expense	–		(0.41%	)
Tax effect of non-taxable income	–		2.33%
Tax effect of different tax rates in other jurisdictions	–		2.90%
GILTI Tax impact	–		(2.27%	)
Changes in valuation allowance	(18.73%	)	(21.19%	)
Effective tax rate	6.27%		6.36%

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	December 31, 2020	December 31, 2019
	$	$
Deferred tax assets
Tax loss carried forward	2,300	103,797
Allowance for doubtful receivables	–	275,260
	2,300	379,057
Valuation allowance	–	(304,418)
Total deferred tax assets, net	2,300	74,639

Deferred tax liabilities
Property and equipment, difference in depreciation	–	–

Deferred tax liabilities, net	–	–

The valuation allowance as of December 31, 2020 and 2019 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	December 31, 2020	December 31, 2019
	$	$
Balance at beginning of the year	(304,418)	(7,567)
Additions of valuation allowance	–	(296,851)
Reductions of valuation allowance	304,418	–
Balance at the end of the year	–	(304,418)

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

As of December 31, 2020 and 2019, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 14     RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	December 31, 2020	December 31, 2019
	$	$
Mr. Zhang Bi (1)	–	399,091
Mr. Yin-Chieh Cheng (2)	–	–
Coral Capital Partners (3)	–	–
Mountain Share Transfer, LLC (3)	7,681	6,681
Total	7,681	405,772

Due from a related party

The balance due from a related party was as following:

	December 31, 2020	December 31, 2019
	$	$
Mr. Yin-Chieh Cheng (2)	19,067	683,521
Taixi Electrical & Plumbing Co. Pte Ltd. (4)	877,809	–
Total	896,876	683,521

Note:

(1)	Mr. Zhang Bi is the chief executive officer of GZ WFH, and he holds 38.5% shares of the Company. The balance represented the amount paid by Mr. Zhang on behalf of the Company for purchase of the raw materials and for other daily operation.

(2)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) is the chairman the Company, and he holds 42.5% shares of the Company. The balance due to Mr. Cheng as of December 31, 2018 mainly represented the amount paid by Mr. Cheng on behalf of the Company. In September 2019, Mr. Cheng took over the receivable amount of the concert the Company invested in November 2018, and assumed the liability of $551,457 related to such receivable to the Company. In September 2019, Mr. Cheng collected the payment of $1,000,000 from JCD, our exclusive sales agent in Asia Pacific, on behalf of the Company. As agreed between Mr. Cheng and the Company, the due from balance was netted off by due to balances.

(3)	Coral Capital Partners and Mountain Share Transfer, LLC are companies 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(4)	Mr. Tsai Wen-Chih is the director of XFC and has control power over Taixi Electrical & Plumbing Co. Pte Ltd. The Company took over the receivable amount of $877,809 from acquisition of XFC in December 2020. None of the receivables have been impaired and it is expected that the full contractual amounts can be collected.

Related party transactions

The details of the related party transactions were as follows:

	For the years ended December 31,
	2020	2019
	$	$
Paid on behalf of the Company
Mr. Zhang Bi (5)	3,455	205,830
Mr. Yin-Chieh Cheng (5)	86,320	314,773
Mountain Share Transfer, LLC (5)	7,000	6,681

Repayment to related party
Mr. Zhang Bi	–	46,653
Coral Capital Partners	–	10,718
Mountain Share Transfer, LLC	–	6,624
Mr. Yin-Chieh Cheng	665,000	–

Received on behalf of the Company
Mr. Yin-Chieh Cheng (2)	–	1,000,000

Related party assumed payable due to the Company
Mr. Yin-Chieh Cheng (2)	–	551,457

Note:

(5)	The transactions represent the amount paid by Mr. Zhang Bi, Mr. Yin-Chieh Cheng, Coral Capital Partners and Mountain Share Transfer, LLC on behalf of the Company for its daily operation.

Note 15     COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each, and issued ordinary shares were 9,131,786 and 12,354,200 as of December 31, 2020 and 2019, respectively.

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

On June 1, 2020, Nocera granted Mr. Shun-Chih Chuang and Mr. Hsien-Wen Yu 50,000 shares of Class “A” warrant and 60,000 shares of Class “A” warrant separately, each with exercise price of $0.5 per share, for serving as the Company’s Chief Financial Officer and Chief Operating Officer. The Company also granted 2 employees 50,000 shares of Class “A” warrant with exercise price of $0.5 per share.

On June 1, 2020, Nocera granted Mr. Michael A. Littman 50,000 shares of Class “A” warrant with exercise price of $0.5 per share and 50,000 shares of Class “B” warrant with exercise price of $1.0 per share.

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	December 31, 2020	December 31, 2019

Dividend yield	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected term (in years)	N/A	N/A
Volatility	N/A	N/A

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

For the years ended December 31, 2020 and December 31, 2019, $266,586 and $60,831 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

As of December 31, 2020, total unrecognized compensation cost related to unvested share-based compensation awards was $242,657. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining vesting period of 2.99 years.

As of December 31, 2019, total unrecognized compensation cost related to unvested share-based compensation awards was $242,657. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining vesting period of 3.99 years.\

Note 17     NON-CONTROLLING INTERESTS

As of December 31, 2019, the Company recognized non-controlling interests in the consolidated statements of operations and other comprehensive (loss) income to reflect the 5% economic interest in GZ WFH or VIE, that is attributable to the stockholders other than the Company.

On September 16, 2018, the Company purchased the 14.7% equity interest in GZ WFH from a minority stockholder at a consideration of RMB1. The difference between the consideration and the carrying amount of the non-controlling interest derecognized was recorded as an adjustment to additional paid-in capital.

For the years ended December 31, 2020 and 2019, non-controlling interests related to GZ WFH in the consolidated statements of operations was loss of $6,705 and income of $68,591, respectively.

Note 18     (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2020 and 2019.

	For the years ended December 31,
	2020	2019
	$	$
Numerator:
Net loss attributable to the Company	(632,365)	(1,256,752)
Denominator:
Weighted-average shares outstanding
- Basic	11,752,447	12,353,227
- Diluted	11,752,447	12,353,227
Earnings (loss) per share:
- Basic	(0.0538)	(0.1017)
- Diluted	(0.0538)	(0.1017)

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

Note 19     COMMITMENTS AND CONTINGENCIES

Capital commitments

As of December 31, 2020 and 2019, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $nil.

Contingencies

In the ordinary course of business, the Company may be subject to legal proceeding regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

The Company has no significant pending litigation for the year ended December 31, 2020 and 2019.

Note 20 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS(UNAUDITED)

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

NOTE 21 BUSINESS COMBINATION

Xin Feng Construction Co., Ltd.

On December 31, 2020, the Company acquired substantially all of the assets of XFC. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$857,555
Trade receivables	318,487
Inventory	1,608,301
Prepaid expenses and other current assets	877,809
Plant and equipment, net	50,567
Other non-current assets	458,392
Notes payable	(187,447)
Bank borrowing	(532,824)
Other payables and accrued liabilities	(55,917)
Income tax payable	(285,186)
Advance receipts	(1,285,777)
Goodwill	332,040
Net assets acquired	$2,156,000

Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited.

On October 8, 2020, the Company terminated the VIE agreements with and settled all debt claims as to GZ WFH. The fair values of assets and liabilities of GZ WFH were as follows:

Cash and bank balance	$3,974
Trade receivables	1,534,961
Inventory	295,960
Prepaid expenses and other current assets	143,819
Plant and equipment, net	703,412
Advance to suppliers	3,996
Deferred tax assets, net	121,675
Accounts payable	(264,622)
Other payables and accrued liabilities	(312,562)
Advance from customers	(637,455)
Income tax payable	(629,666)
Due to related parties	(414,583)
Net assets acquired	548,909
Consideration received	(4,750)
Non-controlling interest	(21,868)
Cumulative exchange difference from translation of foreign operations	(62,174)
Loss on disposal of subsidiary	$460,117

Note 21     SUBSEQUENT EVENT2

Termination of VIE agreement with Shunda Feed Co., Ltd. (“SFC”)

On December 31, 2020, Nocera, Inc. (“Nocera”) and Shunda Feed Co., Ltd. (“SFC”), a domestic funded limited liability company registered in Taiwan (R.O.C), entered into a series of contractual agreements (“VIE Agreements”) whereby Nocera, Inc. agreed to provide technical consulting and related services to Shunda Feed Co., Ltd. However, The Company has received no communications or information from SFC regarding its financial conditions or operations for the purpose of the annual audit and the close of the VIE acquisition. Therefore, on March 18, 2021, the Company rescinded the acquisition of SFC and as a result of the rescission, the 300,000 common shares previously issued to the shareholders of SFC per the VIE Agreements have been cancelled by action of the Board of Directors.

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

