Form 10-Q
period 2021-03-31
NOCERA, INC.
filed 2021-05-17
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	March 31, 2021	December 31, 2020
	(Unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	607,452	1,023,531
Accounts receivable, net	731,457	432,309
Inventories	1,770,399	1,723,674
Advances to suppliers	90,151	1,732
Prepaid expenses and other assets, net	24,546	3,161
Due from a related party	1,158,085	896,876
Total current assets	4,382,090	4,081,283

Non-current assets
Retention receivables	451,586	458,392
Deferred tax asset, net	–	2,300
Property and equipment, net	73,577	50,926
Goodwill	336,922	332,040
Total non-current assets	862,085	843,658

TOTAL ASSETS	5,244,175	4,924,941

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Notes payable	136,467	187,447
Accounts payable	26,816	18,798
Other payables and accrued liabilities	82,611	56,836
Advance receipts	1,554,555	1,285,777
Due to related parties	7,681	7,681
Income tax payable	344,111	285,186
Bank borrowing	390,566	532,824
Total current liabilities	2,542,807	2,374,549

TOTAL LIABILITIES	2,542,807	2,374,549

Commitments and contingencies	–	–

EQUITY
Common stock ($0.001 par value; authorized 200,000,000 shares; 9,131,786 shares issued and outstanding as of March 31, 2021 and December 31, 2020)	9,132	9,132
Additional paid-in capital	2,796,128	2,692,973
Statutory and other reserves	191,219	191,219
Retained earnings	(243,672)	(293,162)
Accumulated other comprehensive loss	(51,439)	(49,770)
TOTAL NOCERA, INC.’S STOCKHOLDERS’ EQUITY	2,701,368	2,550,392
Non-controlling interests	–	–
TOTAL STOCKHOLDER EQUITY	2,701,368	2,550,392
TOTAL LIABILITIES AND STOCKHOLDER EQUITY	5,244,175	4,924,941

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2021	2020
	$	$
Net sales	1,579,486	690,653
Cost of sales	(1,230,842)	(292,515)
Gross profit	348,644	398,138

Operating expenses
General and administrative expenses	(235,235)	(172,312)
Total operating expenses	(235,235)	(172,312)

Income from operations	113,409	225,826

Other expense	(1,759)	(33)
Income before income taxes	111,650	225,793

Income tax expense	(62,160)	(9,707)
Net income	49,490	216,086

Less: Net loss attributable to non-controlling interests	–	(3,232)
Net income attributable to the company	49,490	219,318

Comprehensive Income
Net income	49,490	216,086
Foreign currency translation gain (loss)	1,669	(1,392)
Total comprehensive income	51,159	214,694

Less: comprehensive loss attributable to non-controlling interest	–	(3,755)
Comprehensive income attributable to the Company	51,159	218,449

Income per share
Basic	0.0054	0.0178
Diluted	0.0036	0.0124

Weighted average number of common shares outstanding
Basic	9,131,786	12,354,200
Diluted	13,821,506	17,685,690

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2021	2020
	$	$
Cash flows from operating activities:
Net income	49,490	216,086
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	1,218	12,263
Amortization	–	26,785
Bad debt provision	–	–
Free rental expense offered by a stockholder	–	–
Deferred income tax	2,332	(21,548)
Share-based compensation	103,155	14,999
Changes in operating assets and liabilities:
Accounts receivable, net	(303,302)	(212,665)
Inventories	(47,374)	(22,467)
Advance to suppliers	(89,647)	(1,420)
Prepaid expenses and other assets, net	(21,683)	(65,811)
Operating lease right-of-use asset	–	12,535
Goodwill	(4,950)	–
Other non-current assets	6,901	–
Notes payable	(51,688)	–
Accounts payable	8,129	13,406
Advance from customers	272,511	131,555
Other payables and accrued liabilities	26,133	2,608
Income tax payable	59,743	17,885
Deferred revenue	(8,332)	(365,693)
Operating lease liability	–	131
Amount due from a related party	(261,209)	–
Net cash used in operating activities	(258,573)	(241,351)

Cash flows from investing activities:
Purchase of property and equipment	(24,000)	–
Net cash used in investing activities	(24,000)	–

Cash flows from financing activities:
Bank borrowing	(144,233)	(15,343)
Proceeds from related parties	–	708,538
Net cash (used in) provided by financing activities	(144,233)	693,195

Effect of exchange rate changes on cash and cash equivalents	10,727	16,112
Net increase in cash and cash equivalents	(416,079)	467,956
Cash and cash equivalents at beginning of year	1,023,531	28,539
Cash and cash equivalents at end of year	607,452	496,495

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

			Additional	Statutory and		Accumulated Other	Total Nocera, Inc.’s Stockholders’	Non-	Total Stockholders’
	Common Stock		Paid in	other	Retained	Comprehensive	Equity	controlling	Equity
	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$	$	$	$	$	$	$	$
Balance, January 1, 2020	12,354,200	12,354	271,915	191,219	339,203	(81,350)	733,341	29,072	762,413
Foreign currency translation adjustment	–	–	–	–	–	(869)	(869)	(523)	(1,392)
Share based compensation	–	–	14,999	–	–	–	14,999	–	14,999
Net income (loss)	–	–	–	–	219,318	–	219,318	(3,232)	216,086
Balance, March 31, 2020	12,354,200	12,354	286,914	191,219	558,521	(82,219)	966,789	25,317	992,106

Balance, January 1, 2021	9,131,786	9,132	2,692,973	191,219	(293,162)	(49,770)	2,550,392	–	2,550,392
Foreign currency translation adjustment	–	–	–	–	–	(1,669)	(1,669)	–	(1,669)
Share based compensation	–	–	103,155	–	–	–	103,155	–	103,155
Net income	–	–	–	–	49,490	–	49,490	–	49,490
Balance, March 31, 2021	9,131,786	9,132	2,796,128	191,219	(243,672)	(51,439)	2,701,368	–	2,701,368

See notes to the condensed consolidated financial statements.

NOCERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1      PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of Nocera, Inc. (“Nocera” or the “Company”) and its subsidiaries, Grand Smooth Inc Limited (“GSI”) and Guizhou Grand Smooth Technology Ltd. (“GZ GST” or “WFOE”), and Xin Feng Construction Co., Ltd. (“XFC”) that is controlled through contractual arrangements. Nocera, GSI, GZ GST and XFC are collectively referred to as the “Company”.

Nocera was incorporated in the State of Nevada on February 1, 2002 and is based in New Taipei City, Taiwan (R.O.C). It did not engage in any operations and was dormant from its inception until its reverse merger of GSI on December 31, 2018.

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

Note 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on May 14, 2021.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of March 31, 2021, its consolidated results of operations for the three months ended March 31, 2021, cash flows for the three months ended March 31, 2021 and change in equity for the three months ended March 31, 2021, as applicable, have been made. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021 or any future periods.

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

There were two customers who represent 100% of the Company’s total revenue for the three months ended March 31, 2020. There were two customers who represent 98% of the Company’s total revenue for the three months ended March 31, 2021.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	March 31, 2021	December 31, 2020

Percentage of the Company’s accounts receivable
Customer A	15.43%	26.33%
Customer B	84.57%	73.67%
	100.00%	100.00%

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

Recent Accounting Pronouncements

The FASB issued several updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

Note 3     ACCOUNTS RECEIVABLE, NET

As of March 31, 2021 and December 31, 2020, accounts receivable consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
	$	$
Accounts receivable	731,457	432,309
Less: Allowance for doubtful accounts	–	–
Total	731,457	432,309

For the three months ended March 31, 2021 and for the year ended December 31, 2020, the Company has recorded provision for doubtful accounts of nil.

Note 4      INVENTORIES

As of March 31, 2021 and December 31, 2020, inventories consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
	$	$
Raw materials	114,559	115,373
Work in process	1,655,840	1,608,301
Total	1,770,399	1,723,674

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	March 31, 2021	December 31, 2020
	(Unaudited)
	$	$
Other receivables from third party	24,547	3,161
Others	–	–
Prepaid expenses and other assets, net	24,547	3,161

Note 6      PROPERTY AND EQUIPMENT, NET

As of March 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
	$	$
Furniture and fixtures	–	–
Equipment	75,156	51,287
Leasehold improvement	–	–
Vehicle	–	–
	75,156	51,287
Less: Accumulated depreciation	(1,579)	(361)
Property and equipment, net	73,577	50,926

Depreciation expenses for the three months ended March 31, 2021 and 2020 were $1,218 and $74,958, respectively.

Note 7     GOODWILL

As of March 31, 2021 and December 31, 2020, goodwill consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
	$	$
Goodwill - XFC	336,922	332,040
Less: Accumulated amortization	–	–
Goodwill, net	336,922	332,040

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

The components of lease expense for the three months ended March 31, 2021 and March 31, 2020 were as follows:

	Statement of Income Location	Three months ended March 31, 2021	Three months ended March 31, 2020
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	1,218	13,220
Total net lease costs		1,218	13,220

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2020 and March 31, 2021 are US$ nil.

Note 9     OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2021	December 31, 2020
	$	$
VAT payable	28,887	12,235
Accrued expenses	–	–
Salary payable	49,117	920
Short-term advance from staff	–	–
Others	4,607	43,681
Total	82,611	56,836

Note 10      INCOME TAXES

The Company and its subsidiary, and the consolidated VIE file tax returns separately.

1) Value-added tax (“VAT”)

PRC

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

Taiwan

Pursuant to the Value-added and Non-value-added Business Tax Act and the related implementing rules, all entities and individuals ("taxpayers") that are engaged in the sale of products in the Taiwan are generally required to pay VAT, at a rate of 5%.

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

Taiwan

The corporate income tax rate in Taiwan is 20%.Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. The surtax rate in Taiwan is 5%.

The components of the income tax provision are:

	Three months ended March 31,
	2021	2020
	$	$
Current	59,845	31,255
Deferred	2,315	(21,548)
Total income tax expense	62,160	9,707

The reconciliation of income taxes expenses computed at the PRC statutory tax rate applicable to income tax expense is as follows:

	Three months ended March 31,
	2021		2020
PRC income tax statutory rate	25.00%		25.00%
Impact of different tax rates in other jurisdictions	(5.93%	)	(24.16%	)
Tax effect of non-deductible entertainment	0.00%		0.22%
Tax effect of non-taxable income	0.00%		(12.79%	)
Utilization of tax losses	(2.07%	)	0.00%
GILTI Tax impact	0.00%		16.14%
Changes in valuation allowance	36.60%		9.43%
Effective tax rate	53.60%		13.84%

3) Deferred tax assets, net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	March 31, 2021	December 31, 2020
	$	$
Deferred tax assets
Tax loss carried forward	–	2,300
Allowance for doubtful receivables	–	–
	–	2,300
Valuation allowance	–	–
Total deferred tax assets, net	–	2,300

The valuation allowance as of March 31, 2021 and December 31, 2020 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	March 31, 2021	December 31, 2020
	$	$
Balance at beginning of the year	–	(304,418)
Additions of valuation allowance	–	–
Reductions of valuation allowance	–	304,418
Balance at the end of the year	–	–

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

As of March 31, 2021 and December 31, 2020, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 11      RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	March 31, 2021	December 31, 2020
	$	$
Mountain Share Transfer, LLC (2)	7,681	7,681

Due from a related party

The balance due from a related party was as following:

	March 31, 2021	December 31, 2020
	$	$
Mr. Yin-Chieh Cheng (1)	19,132	19,067
Taisi Electrical & Plumbing Co. Pte Ltd. (3)	1,138,952	877,809
Total	1,158,085	896,876

Note:

(1)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) is the chairman the Company, and he holds 42.5% shares of the Company. The balance due to Mr. Cheng as of March 31, 2020 mainly represented the amount paid by Mr. Cheng on behalf of the Company. In September 2019, Mr. Cheng took over the receivable amount of the concert the Company invested in November 2018, and assumed the liability of $551,457 related to such receivable to the Company. In September 2019, Mr. Cheng collected the payment of $1,000,000 from JCD, our exclusive sales agent in Asia Pacific, on behalf of the Company. As agreed between Mr. Cheng and the Company, the due from balance was netted off by due to balances.

(2)

Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(3)	Mr. Tsai Wen-Chih is the director of XFC and has control power over Taisi Electrical & Plumbing Co. Pte Ltd. The Company took over the receivable amount of $877,809 from acquisition of XFC in December 2020. None of the receivables have been impaired and it is expected that the full contractual amounts can be collected.

Related party transactions

The details of the related party transactions were as follows:

	For three months ended March 31,
	2021	2020
	$	$
Paid on behalf of the Company
Mr. Zhang Bi (1)	–	3,455
Mr. Yin-Chieh Cheng (1)	–	33,083
Mountain Share Transfer, LLC (1)	–	7,000

Repayment to related party
Mr. Yin-Chieh Cheng	–	665,000

Note:

(1)	The transactions represent the amount paid by Mr. Zhang Bi, Mr. Yin-Chieh Cheng and Mountain Share Transfer, LLC on behalf of the Company for its daily operation.

Note 12      INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share for the quarters ended March 31, 2021 and 2020.

	For three months ended March 31,
	2021	2020
	$	$
Numerator:
Net income attributable to the Company	49,490	219,318

Denominator:
Weighted-average shares outstanding
- Basic	9,131,786	12,354,200
- Diluted	13,821,506	17,685,690

Income (loss) per share:
- Basic	0.0054	0.0178
- Diluted	0.0036	0.0124

Basic net income per common share is computed using the weighted average number of the common shares outstanding during the period ended March 31, 2021. Diluted income per share is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding which include 5,560,000 warrants outstanding as of March 31, 2021.

Note 13      SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and except for the event discloses blow, no other subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

On April 1, 2021, we raised $200,000 for 80,000 units offered by a private placement offering (“the offering”) of the Company. The offering offers up to $10,000,000 in units (the “securities”) each consisting of one preferred share and one C Warrant and one D warrant of common stock of NOCERA, Inc. (the “Units each consisting of one common share and one C Warrant and one D warrant”) at $2.50 per unit in the Company. The C Warrants consist of the right to purchase one share for $2.50 per share for three (3) years from the date of the unit purchase and the D Warrants consist of the right to purchase one share of common stock for $5.00 for a period of three (3) years from the date of the unit purchase. The Subscription Agreement Regulations Outside the USA Only of the offering is hereto attached as Exhibit.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three months ended March 31, 2021 and 2020.

Consolidated Statements of Operations

	Three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
	$	$
Net sales	1,579,486	690,653
Cost of sales	(1,230,842)	(292,515)
Gross profit	348,644	398,138

Operating expenses
General and administrative expenses	(235,235)	(172,312)
Total operating expenses	(235,235)	(172,312)

Income from operations	113,409	225,826

Other expense	(1,759)	(33)
Income before income taxes	111,650	225,793

Income tax expense	(62,160)	(9,707)
Net income	49,490	216,086

Less: Net loss attributable to non-controlling interests	–	(3,232)
Net income attributable to the company	49,490	219,318

Comprehensive loss
Net income	49,490	216,086
Foreign currency translation gain (loss)	1,669	(1,392)
Total comprehensive income	51,159	214,694

Less: comprehensive loss attributable to non-controlling interest	–	(3,755)
Comprehensive income attributable to the Company	51,159	218,449

Income per share
Basic	0.0054	0.0178
Diluted	0.0036	0.0124

Weighted average number of common shares outstanding
Basic	9,131,786	12,354,200
Diluted	13,821,506	17,685,690

Revenue

Revenue for the three months ended March 31, 2021 was $1,579,486 compared to $690,653 for the comparable period in 2020. The increase was mainly because of the revenue recognition of the construction revenue from Xin Feng Construction Co., Ltd for the three months ended March 31, 2021.

Gross profit

Gross profit for the three months ended March 31, 2021 was $348,644, compared to $398,138 for the comparable period in 2020. The decrease was primarily because there was a significant increase in cost of sales from Xin Feng Construction Co., Ltd for the three months ended March 31, 2021; whereas there was no direct cost of the deferred revenue from the franchise fee of JC Development Co, Ltd, and we operated fish brokerage & distribution business with Pan Li, one of our former customers and strategic partner in Guizhou, for the comparable period three months ended March 31, 2020.

General and administrative expenses

General and administrative expenses were $235,235, for the three months ended March 31, 2021, compared to approximately $172,312 for the comparable period in 2020. This increase was primarily due to the increase of legal, accounting, and consulting fees for the three months ended March 31, 2021.

Other expense

Other expenses were $1,759, for the three months ended March 31, 2021, compared to $33 for the comparable period in 2020. The increase was mainly the effect of interest expense recognized for the three months ended March 31, 2021.

Income tax expense

During the three months ended March 31, 2021, we recorded an income tax expense of $62,160 compared to $9,707 for the comparable period in 2020. The increase of income tax expense is because we evaluated the income tax impact from Xin Feng Construction Co., Ltd for the period ended March 31, 2021.

Net income attributable to the Company

Net income attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended March 31, 2021 was $49,490 compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $216,086 for the comparable period in 2020. The decrease of income was because the Company recognized the deferred revenue from the franchise fee of JC Development Co, Ltd and started the fish brokerage & distribution business with Pan Li for the three months ended March 31, 2020.

Liquidity and Capital Resources

The Company had operating cash outflows for the three months ended March 31, 2021 and the cash balance was $607,452 as of March 31, 2021. Since the net asset balance as of March 31, 2021 was $2,701,368, there is no substantial doubt as to the Company’s ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the quarters ended March 31,
	2021	2020
	$	$
Net cash used in operating activities	(258,573)	(241,351)
Net cash used in investing activities	(24,000)	–
Net cash (used in) provided by financing activities	(144,233)	693,195
Effect of the exchange rate change on cash	10,727	16,112
(Decrease) Increase in cash	(416,077)	467,956

Net cash used in by operating activities

Net cash used in operating activities amounted to $258,573 for the three months ended March 31, 2021. This reflected the effect of changes in operating assets and liabilities including decreases of account receivable in the amount of $303,302.

Net cash used in operating activities amounted to $241,351 for the three months ended March 31, 2020. This reflected the effect of changes in operating assets and liabilities including increases of account receivable in the amount of $212,665.

Net cash provided by financing activities

Net cash provided by financing activities amounted to $693,195 for the three months ended March 31, 2020, which were attributable to the proceeds from our shareholders primarily for our operation and repayment to our shareholders. See “Related Party Transactions”.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of March 31, 2021. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2020:

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2021. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Amended Agreement and Plan of Merger, dated December 27, 2018, and effective as of December 31, 2018, by and among Nocera, Inc., Grand Smooth Inc Limited and GSI Acquisition Corp. (2)

3.1	Certificate of Incorporation of Nocera, Inc., as amended. (1)

3.2	Bylaws of Nocera, Inc. (1)

3.3	Articles of Incorporation of GSI Acquisition Corp., a Colorado Corporation (2)

3.4	Articles of Grand Smooth Inc Limited, a Hong Kong, China Corporation (2)

3.5	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited (2)

10.1	Share Exchange Agreement (2)

10.2	2018 Nocera, Inc. Stock Option and Award Incentive Plan (2)

10.3	Yin-Chieh Cheng Consulting Agreement (2)**

10.4	Subscription Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

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

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	President & Chief Executive Officer
(Principal Executive Officer)
Dated:	May 17, 2021

By:	/s/ Shun-Chih Chuang
Name:	Shun-Chih Chuang
Title:	Chief Financial Officer
(Principal Financial Officer)
Dated:	May 17, 2021

