Form 10-Q
period 2021-06-30
NOCERA, INC.
filed 2021-08-10
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO.: 000-55993

NOCERA, INC.

(Exact name of registrant as specified in charter)

Nevada	16-1626611
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3F (Building B), No. 185, Sec 1, Datong Rd. Xizhi District

Taiwan CN 00000

(Address of principal executive offices and zip code)

(404) 816-8240

(Registrant’s telephone number, including area code)

_____________________________________

(Former name or former address and former fiscal year, if changed since last report)

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

There were 9,131,786 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 9, 2021.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	June 30, 2021	December 31, 2020
	(Unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	647,078	1,023,531
Account receivables, net	887,889	432,309
Inventories	1,927,177	1,723,674
Advance to suppliers	194,689	1,732
Prepaid expenses and other assets, net	44,644	3,161
Due from a related party	1,180,962	896,876
Total current assets	4,882,439	4,081,283

Non-current assets
Retention receivables	243,538	458,392
Deferred tax asset, net	–	2,300
Property and equipment, net	73,436	50,926
Goodwill	332,040	332,040
Total non-current assets	649,014	843,658

TOTAL ASSETS	5,531,453	4,924,941

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Notes payable	235,717	187,447
Accounts payable	18,987	18,798
Other payables and accrued liabilities	304,336	56,836
Advance receipts	1,797,821	1,285,777
Due to related parties	7,681	7,681
Income tax payable	315,629	285,186
Bank borrowing	270,382	532,824
Total current liabilities	2,950,553	2,374,549

TOTAL LIABILITIES	2,950,553	2,374,549

Commitments and contingencies	–	–

EQUITY
Common stock ($0.001 par value; authorized 200,000,000 shares; 9,131,786 shares issued and outstanding as of June 30, 2021 and December 31, 2020)	9,132	9,132
Additional paid-in capital	2,899,449	2,692,973
Statutory and other reserves	191,219	191,219
Retained earnings	(515,805)	(293,162)
Accumulated other comprehensive loss	(3,095)	(49,770)
TOTAL NOCERA, INC.’S STOCKHOLDERS’ EQUITY	2,580,900	2,550,392
Non-controlling interests	–	–
TOTAL STOCKHOLDER EQUITY	2,580,900	2,550,392
TOTAL LIABILITIES AND STOCKHOLDER EQUITY	5,531,453	4,924,941

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Net sales	1,267,547	469,078	2,847,033	1,159,731
Cost of sales	(1,194,057)	(211,820)	(2,424,899)	(504,335)
Gross profit	73,490	257,258	422,134	655,396

Operating expenses
General and administrative expenses	(334,991)	(255,735)	(570,226)	(428,047)
Total operating expenses	(334,991)	(255,735)	(570,226)	(428,047)

(Loss) Income from operations	(261,501)	1,523	(148,092)	227,349

Other (expense) income	(1,953)	36	(3,712)	3
(Loss) Income before income taxes	(263,454)	1,559	(151,804)	227,352

Income tax (expense) benefit	(8,679)	28,443	(70,839)	18,736
Net (loss) income	(272,133)	30,002	(222,643)	246,088

Less: Net loss attributable to non-controlling interests	–	(3,473)	–	(6,705)
Net (loss) income attributable to the company	(272,133)	33,475	(222,643)	252,793

Comprehensive (loss) income
Net (loss) income	(272,133)	30,002	(222,643)	246,088
Foreign currency translation (loss) gain	(48,344)	5,510	(46,675)	4,118
Total comprehensive (loss) income	(320,477)	35,512	(269,318)	250,206

Less: comprehensive loss attributable to non-controlling interest	–	(3,449)	–	(7,204)
Comprehensive (loss) income attributable to the Company	(320,477)	38,961	(269,318)	257,410

(Loss) income per share
Basic	(0.0298)	0.0025	(0.0244)	0.0192
Diluted	(0.0298)	0.0019	(0.0244)	0.0143

Weighted average number of common shares outstanding
Basic	9,131,786	13,181,786	9,131,786	13,181,786
Diluted	9,131,786	17,659,384	9,131,786	17,624,585

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Six months ended June 30,
	2021	2020
	$	$
Cash flows from operating activities:
Net (loss) income	(222,643)	246,088
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expenses	3,603	24,338
Amortization	–	53,156
Deferred income tax	2,303	(44,703)
Share-based compensation	206,476	58,722
Changes in operating assets and liabilities:
Accounts receivable, net	(443,382)	(105,691)
Inventories	(166,457)	(105,773)
Advance to suppliers	(191,417)	(3,155)
Prepaid expenses and other assets, net	(20,448)	(125,612)
Operating lease right-of-use asset	–	25,007
Retention receivables	222,676	–
Accounts payable	(132)	21,579
Notes payable	43,985	–
Advance from customers	–	221,902
Advance receipts	481,208	–
Other payables and accrued liabilities	245,955	8,417
Income tax payable	24,251	4,990
Deferred revenue	–	(618,971)
Operating lease liability	–	(8,406)
Amount due from a related party	(284,086)	–
Net cash used in operating activities	(98,108)	(348,112)

Cash flows from investing activities:
Cash paid for purchase of property	(25,068)	–
Cash paid for intangible assets	–	(1,851)
Net cash used in investing activities	(25,068)	(1,851)

Cash flows from financing activities:
Bank borrowing	(271,432)	(15,225)
Proceeds from related parties	–	689,441
Repayment to related parties	–	(22,766)
Proceeds from issuance of common stock	–	828
Net cash (used in) provided by financing activities	(271,432)	652,278

Effect of exchange rate changes on cash and cash equivalents	18,155	13,927
Net (decrease) increase in cash and cash equivalents	(376,453)	316,242
Cash and cash equivalents at beginning of year	1,023,531	28,539
Cash and cash equivalents at end of year	647,078	344,781

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

			Additional	Statutory and		Accumulated Other	Total Nocera, Inc.’s Stockholders’	Non-	Total Stockholders’
	Common Stock		Paid in	other	Retained	Comprehensive	Equity	controlling	Equity
	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$	$	$	$	$	$	$	$
Balance, January 1, 2020	12,354,200	12,354	271,915	191,219	339,203	(81,350)	733,341	29,072	762,413
Foreign currency translation adjustment	–	–	–	–	–	(869)	(869)	(523)	(1,392)
Share based compensation	–	–	14,999	–	–	–	14,999	–	14,999
Net income (loss)	–	–	–	–	219,318	–	219,318	(3,232)	216,086
Balance, March 31, 2020	12,354,200	12,354	286,914	191,219	558,521	(82,219)	966,789	25,317	992,106
Foreign currency translation adjustment	–	–	–	–	–	5,486	5,486	24	5,510
Issuance of new shares	827,586	828	(828)	–	–	–	–	–	–
Share based compensation	–	–	44,551	–	–	–	44,551	–	44,551
Net income (loss)	–	–	–	–	33,475	–	33,475	(3,473)	30,002
Balance, June 30, 2020	13,181,786	13,182	330,637	191,219	591,996	(76,733)	1,050,301	21,868	1,072,169

Balance, January 1, 2021	9,131,786	9,132	2,692,973	191,219	(293,162)	(49,770)	2,550,392	–	2,550,392
Foreign currency translation adjustment	–	–	–	–	–	(1,669)	(1,669)	–	(1,669)
Share based compensation	–	–	103,155	–	–	–	103,155	–	103,155
Net income	–	–	–	–	49,490	–	49,490	–	49,490
Balance, March 31, 2021	9,131,786	9,132	2,796,128	191,219	(243,672)	(51,439)	2,701,368	–	2,701,368
Foreign currency translation adjustment	–	–	–	–	–	48,344	48,344	–	48,344
Share based compensation	–	–	103,321	–	–	–	103,321	–	103,321
Net loss	–	–	–	–	(272,133)	–	(272,133)	–	(272,133)
Balance, June 30, 2021	9,131,786	9,132	2,899,449	191,219	(515,805)	(3,095)	2,580,900	–	2,580,900

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

The Company currently provides Land-Based Recirculation Aquaculture Systems (“RAS”) for fish farming. Our primary business operations consist of the design, development and production of RAS large scale fish tank systems, for fish farms along with expert consulting, technology transfer, and aquaculture project management services to new and existing aquaculture management business services.

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

Subsequently on October 8, 2020, Zhang Bi and GZ WFH entered into a Settlement Agreement and Release with Nocera, Inc. wherein all claims as to GZ WFH’s debt (claim to shares in Nocera, Inc. or GZ GST) were compromised, settled, and otherwise resolved as to any and all claims or causes of action whatsoever against Nocera for any matter, action, or representation as to Nocera, and any debt to ownership of Nocera or GZ GST up to the date of the agreement. The consideration for the agreement was mutual waiver of any and all claims against each other and GZ GST, and GZ WFH (including Zhang Bi) waives any claims to Nocera stock, meaning the 4,750,000 shares of common stock of Nocera owned by Zhang Bi were cancelled as part of the agreement. The Settlement Agreement and Release is attached hereto as Exhibit _____.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of June 30, 2021, its consolidated results of operations for the six months ended June 30, 2021, cash flows for the six months ended June 30, 2021 and change in equity for the six months ended June 30, 2021, as applicable, have been made. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020 or any future periods.

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

There were two customers who represent 100% of the Company’s total revenue for the six months ended June 30, 2020. There were four customers who represent 99% of the Company’s total revenue for the six months ended June 30, 2021.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	June 30, 2021	December 31, 2020

Percentage of the Company’s accounts receivable
Customer A	12.95%	26.33%
Customer B	68.21%	73.67%
Customer C	12.74%	–
	93.90%	100.00%

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

Note 3     ACCOUNTS RECEIVABLE, NET

As of June 30, 2021 and December 31, 2020, accounts receivable consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Accounts receivable	887,889	432,309
Less: Allowance for doubtful accounts	–	–
Total	887,889	432,309

For the six months ended June 30, 2021 and for the years ended December 31, 2020, the Company has recorded provision for doubtful accounts of nil.

Note 4      INVENTORIES

As of June 30, 2021 and December 31, 2020, inventories consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Raw materials	116,531	115,373
Work in process	1,810,646	1,608,301
Total	1,927,177	1,723,674

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	June 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Other receivables from third party	44,644	3,161
Prepaid expenses and other assets, net	44,644	3,161

Note 6      PROPERTY AND EQUIPMENT, NET

As of June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Furniture and fixtures	–	–
Equipment	78,388	51,287
Leasehold improvement	–	–
Vehicle	–	–
	78,388	51,287
Less: Accumulated depreciation	(4,952)	(361)
Property and equipment, net	73,436	50,926

The Company recorded depreciation expenses of $3,591 and $24,338 for the six months ended June 30, 2021 and 2020, respectively, and $2,373 and $12,075 for the three months ended June 30, 2021 and 2020, respectively.

Note 7 GOODWILL

As of June 30, 2021 and December 31, 2020, goodwill consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Goodwill - XFC	332,040	332,040
Less: Accumulated amortization	–	–
Intangible assets, net	332,040	332,040

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

The components of lease expense for the six months ended June 30, 2021 and June 30, 2020 were as follows:

	Statement of Income Location	Six months ended June 30, 2021	Six months ended June 30, 2020
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	2,212	26,224
Total net lease costs		2,212	26,224

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2020 and June 30, 2021 are US$ nil.

Note 9     OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2021	December 31, 2020
	$	$
VAT payable	41,673	12,235
Salary payable	59,209	920
Others	203,454	43,681
Total	304,336	56,836

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

Taiwan

The corporate income tax rate in Taiwan is 20%. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. The surtax rate in Taiwan is 5%.

The components of the income tax provision are:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Current	8,679	(5,289)	68,524	25,966
Deferred	–	(23,154)	2,315	(44,702)
Total income tax benefit	8,679	(28,443)	70,839	(18,736)

The reconciliation of income taxes expenses computed at the PRC statutory tax rate applicable to income tax expense is as follows:

	Six months ended June 30,
	2021		2020
PRC income tax statutory rate	25.00%		25.00%
Impact of different tax rates in other jurisdictions	(2.25%	)	(39.15%	)
Tax effect of non-deductible items	–		0.20%
Tax effect of non-taxable income	0.22%		(21.77%	)
GILTI Tax impact	–		27.57%
Changes in valuation allowance	(68.11%	)	19.57%
Effective tax rate	(45.14%	)	(8.24%	)

  3) Deferred tax assets, net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	June 30, 2021	December 31, 2020
	$	$
Deferred tax assets
Tax loss carried forward	–	142,235
Allowance for doubtful receivables	–	272,773
	–	415,008
Valuation allowance	–	(297,219)
Total deferred tax assets, net	–	117,789

The valuation allowance as of June 30, 2021 and December 31, 2020 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	June 30, 2021	December 31, 2020
	$	$
Balance at beginning of the year	–	(304,418)
Additions of valuation allowance	–	–
Reductions of valuation allowance	–	304,418
Balance at the end of the year	–	–

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

As of June 30, 2021 and December 31, 2020, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 11      RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	June 30, 2021	December 31, 2020
	$	$
Mountain Share Transfer, LLC (2)	7,681	7,681

Due from a related party

The balance due from a related party was as following:

	June 30, 2021	December 31, 2020
	$	$
Mr. Yin-Chieh Cheng (1)	15,879	19,067
Taisi Electrical & Plumbing Co. Pte Ltd. (3)	1,165,083	877,809
Total	1,180,962	896,876

Note:

(1)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) is the chairman the Company, and he holds 42.5% shares of the Company. The balance due to Mr. Cheng as of June 30, 2021 mainly represented the amount paid by Mr. Cheng on behalf of the Company. In September 2019, Mr. Cheng took over the receivable amount of the concert the Company invested in November 2018, and assumed the liability of $551,457 related to such receivable to the Company. In September 2019, Mr. Cheng collected the payment of $1,000,000 from JCD, our exclusive sales agent in Asia Pacific, on behalf of the Company. As agreed between Mr. Cheng and the Company, the due from balance was netted off by due to balances.

(2)

Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(3)	Mr. Tsai Wen-Chih is the director of XFC and has control power over Taisi Electrical & Plumbing Co. Pte Ltd. The Company took over the receivable amount of $877,809 from acquisition of XFC in December 2020. None of the receivables have been impaired and it is expected that the full contractual amounts can be collected.

Related party transactions

The details of the related party transactions were as follows:

	For three months ended June 30,		For six months ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Paid on behalf of the Company
Mr. Zhang Bi (1)	–	–	–	3,455
Mr. Yin-Chieh Cheng (1)	–	53,237	–	86,320
Mountain Share Transfer , LLC (1)	–	–	–	7,000

Repayment to related party
Mr. Yin-Chieh Cheng	–	–	–	665,000

Note:

(1)	The transactions represent the amount paid by Mr. Zhang Bi, Mr. Yin-Chieh Cheng and Mountain Share Transfer, LLC on behalf of the Company for its daily operation.

Note 12      (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share for the three and six months ended June 30, 2021 and 2020.

	For three months ended June 30,		For six months ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Numerator:
Net (loss) income attributable to the Company	(272,133)	33,475	(222,643)	252,793

Denominator:
Weighted-average shares outstanding
- Basic	9,131,786	13,181,786	9,131,786	13,181,786
- Diluted	9,131,786	17,659,384	9,131,786	17,624,585

(Loss) income per share:
- Basic	(0.0298)	0.0025	(0.0244)	0.0192
- Diluted	(0.0298)	0.0019	(0.0159)	0.0143

Basic net (loss) income per common share is computed using the weighted average number of the common shares outstanding during the period. Diluted (loss) income per share is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding which include 5,560,000 warrants outstanding as of June 30, 2021.

Note 13      SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and no other subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

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

As of June 30, 2021, the Company constructed the first RAS demo site in Taiwan and engaged the demo site into the testing phase to raise eel. Currently, we are promoting our RAS in Taiwan and looking for opportunities to cooperate with local solar energy industry and to expand our business into the U.S. The Company’s current principal office is based in New Taipei City, Taiwan.

Critical Accounting Policies, Estimates and Assumptions

See Note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and six months ended June 30, 2021 and 2020.

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	1,267,547	469,078	2,847,033	1,159,731
Cost of sales	(1,194,057)	(211,820)	(2,424,899)	(504,335)
Gross profit	73,490	257,258	422,134	655,396

Operating expenses
General and administrative expenses	(334,991)	(255,735)	(570,226)	(428,047)
Total operating expenses	(334,991)	(255,735)	(570,226)	(428,047)

(Loss) income from operations	(261,501)	1,523	(148,092)	227,349

Other (expense) income	(1,953)	36	(3,712)	3
(Loss) income before income taxes	(263,454)	1,559	(151,804)	227,352

Income tax (expense) benefit	(8,679)	28,443	(70,839)	18,736
Net (loss) income	(272,133)	30,002	(222,643)	246,088

Less: Net loss attributable to non-controlling interests	–	(3,473)	–	(6,705)
Net (loss) income attributable to the company	(272,133)	33,475	(222,643)	252,793

Comprehensive (loss) income
Net (loss) income	(272,133)	30,002	(222,643)	246,088
Foreign currency translation (loss) gain	(48,344)	5,510	(46,675)	4,118
Total comprehensive (loss) income	(320,477)	35,512	(269,318)	250,206

Less: comprehensive loss attributable to non-controlling interest	–	(3,449)	–	(7,204)
Comprehensive (loss) income attributable to the Company	(320,477)	38,961	(269,318)	257,410

(Loss) income per share
Basic	(0.0298)	0.0025	(0.0244)	0.0192
Diluted	(0.0298)	0.0019	(0.0244)	0.0143

Weighted average number of common shares outstanding
Basic	9,131,786	13,181,786	9,131,786	13,181,786
Diluted	9,131,786	17,659,384	9,131,786	17,624,585

Revenue

Revenue for the three months ended June 30, 2021 was $1,267,547 compared to $469,078 for the comparable period in 2020. The increase was mainly because of the revenue recognition of the construction revenue from Xin Feng Construction Co., Ltd for the three months ended June 30, 2021.

Revenue for the six months ended June 30, 2021 was $2,847,033 compared to $1,159,731 for the comparable period in 2020. The increase was mainly because of the revenue recognition of the construction revenue from Xin Feng Construction Co., Ltd for the six months ended June 30, 2021.

Gross profit

Gross profit for the three months ended June 30, 2021 was $73,490, compared to $257,258 for the comparable period in 2020. The decrease was primarily because there was a significant increase in cost of sales from Xin Feng Construction Co., Ltd for the three months ended June 30, 2021; whereas there was no direct cost of the deferred revenue from the franchise fee of JC Development Co, Ltd, and we operated fish brokerage & distribution business with Pan Li, one of our former customers and strategic partner in Guizhou, for the comparable period three months ended June 30, 2020.

Gross profit for the six months ended June 30, 2021 was $422,134, compared to $655,396 for the comparable period in 2020. The decrease was primarily because there was a significant increase in cost of sales from Xin Feng Construction Co., Ltd for the six months ended June 30, 2021; whereas there was no direct cost of the deferred revenue from the franchise fee of JC Development Co, Ltd, and we operated fish brokerage & distribution business with Pan Li, one of our former customers and strategic partner in Guizhou, for the comparable period six months ended June 30, 2020.

General and administrative expenses

General and administrative expenses were $334,991, for the three months ended June 30, 2021, compared to approximately $255,735 for the comparable period in 2020. This increase was primarily due to the increase of legal, accounting, and consulting fees for the three months ended June 30, 2021.

General and administrative expenses were $570,226, for the six months ended June 30, 2021, compared to approximately $428,047 for the comparable period in 2020. This increase was primarily due to the increase of legal, accounting, and consulting fees for the six months ended June 30, 2021.

Other income (expense)

Other expense was $1,953, for the three months ended June 30, 2021, compared to other income $36 for the comparable period in 2020. The other income was interest revenue of bank deposits. The other expense was interest expense for bank loan.

Other expense was $3,712, for the six months ended June 30, 2021, compared to other income $3 for the comparable period in 2020. The other expense was interest expense for bank loan.

Income tax (expense) benefit

During the three months ended June 30, 2021, we recorded an income tax expense of $8,679 compared to income tax benefit of $28,443 for the comparable period in 2020. The increase of income tax expense is because we evaluated the income tax impact from Xin Feng Construction Co., Ltd for the period ended June 30, 2021.

During the six months ended June 30, 2021, we recorded an income tax expense of $70,839 as compared to income tax benefit of $18,736 for the comparable period in 2020. The increase of income tax expense is because we evaluated the income tax impact from Xin Feng Construction Co., Ltd for the period ended June 30, 2021.

Net (loss) income attributable to the Company

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended June 30, 2021 was $272,133 compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $33,475 for the comparable period in 2020. The increase of loss was because the Company’s gross profit, derived from the XFC’s construction revenue for the three months ended June 30, 2021, significantly decreased due to its higher cost of sales, and the Company recognized greater general and administrative expenses over the same period.

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the six months ended June 30, 2021 was $222,643 compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $252,793 for the comparable period in 2020. The increase of loss was because the Company’s gross profit, derived from the XFC’s construction revenue for the six months ended June 30, 2021, significantly decreased due to its higher cost of sales, and the Company recognized greater general and administrative expenses over the same period.

Liquidity and Capital Resources

The Company had operating cash outflows for the six months ended June 30, 2021 and the cash balance was $647,078 as of June 30, 2021. Since the net asset balance as of June 30, 2021 was $2,539,293, there is no substantial doubt as to the Company’s ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the six months ended June 30,
	2021	2020
	$	$
Net cash used in operating activities	(98,108)	(348,112)
Net cash used in investing activities	(25,068)	(1,851)
Net cash (used in) provided by financing activities	(271,432)	652,278
Effect of the exchange rate change on cash	18,155	13,927
(Decrease) increase in cash	(376,453)	316,242

Net cash used in operating activities

Net cash used in operating activities amounted to $98,108 for the six months ended June 30, 2021. This reflected the effect of changes in operating assets and liabilities including decreases of account receivable in the amount of $443,382, increase of inventory in the amount of $166,457 and increase of advance receipts in the amount of $481,208.

Net cash used in operating activities amounted to $348,112 for the six months ended June 30, 2020. This reflected the effect of changes in operating assets and liabilities including increases of account receivable in the amount of $105,691, increase of inventory in the amount of $105,773 and increase of prepaid expense and other assets in the amount of $125,612.

Net cash used in investing activities

Net cash used in investing activities was $25,068 for the six months ended June 30, 2021, which was cash paid for purchase of property, and $1,851 for the six months ended June 30, 2020, which was cash paid for intangible assets.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $271,432 for the six months ended June 30, 2021, which was repayment of bank loans.

Net cash provided by financing activities amounted to $652,278 for the six months ended June 30, 2020, which was attributable to the proceeds from our shareholders primarily for our operation and repayment to our shareholders. See “Related Party Transactions”.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of June 30, 2021. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2021:

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2021. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2021 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Amended Agreement and Plan of Merger, dated December 27, 2018, and effective as of December 31, 2018, by and among Nocera, Inc., Grand Smooth Inc Limited and GSI Acquisition Corp. (2)

3.1	Certificate of Incorporation of Nocera, Inc., as amended. (1)

3.2	Bylaws of Nocera, Inc. (1)

3.3	Articles of Incorporation of GSI Acquisition Corp., a Colorado Corporation (2)

3.4	Articles of Grand Smooth Inc Limited, a Hong Kong, China Corporation (2)

3.5	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited (2)

10.1	Share Exchange Agreement (2)

10.2	2018 Nocera, Inc. Stock Option and Award Incentive Plan (2)

10.3	Yin-Chieh Cheng Consulting Agreement (2)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

(1) Incorporated herein by reference from the exhibits included in the Company’s Registration Statement on Form 10-12G dated October 19, 2018.

(2) Incorporated herein by reference from the exhibits included in the Form 8-K12G3 filed on January 31, 2019.

(*) Incorporated herein by reference as Exhibit “B” to Exhibit 2.1 included in the Form 8-K12G3 filing dated January 31, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	President & Chief Executive Officer
(Principal Executive Officer)
Dated:	August 10, 2021

By:	/s/ Shun-Chih Chuang
Name:	Shun-Chih Chuang
Title:	Chief Financial Officer
(Principal Financial Officer)
Dated:	August 10, 2021

