Form 10-Q
period 2021-09-30
NOCERA, INC.
filed 2021-11-15
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 9,131,786 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 12, 2021.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	September 30, 2021	December 31, 2020
	(Unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	675,740	1,023,531
Account receivables, net	602,765	432,309
Inventories	3,061,083	1,723,674
Advance to suppliers	139,543	1,732
Prepaid expenses and other assets, net	48,186	3,161
Due from a related party	1,432,985	896,876
Total current assets	5,960,302	4,081,283

Non-current assets
Retention receivables	221,939	458,392
Deferred tax asset, net	–	2,300
Property and equipment, net	72,235	50,926
Goodwill	332,040	332,040
Total non-current assets	626,214	843,658

TOTAL ASSETS	6,586,516	4,924,941

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Notes payable	244,011	187,447
Accounts payable	21,741	18,798
Other payables and accrued liabilities	60,255	56,836
Advance receipts	2,985,402	1,285,777
Due to related parties	7,681	7,681
Warrant liability	312,320	–
Income tax payable	299,005	285,186
Bank borrowing	238,772	532,824
Total current liabilities	4,169,187	2,374,549

TOTAL LIABILITIES	4,169,187	2,374,549

Commitments and contingencies	–	–

EQUITY
Common stock ($0.001 par value; authorized 200,000,000 shares; 9,266,150 shares and 9,131,786 shares issued and outstanding as of September 30, 2021 and December 31, 2020)	9,266	9,132
Preferred stock ($0.001 par value; authorized 100,000,000 shares; 80,000 shares issued and outstanding as of September 30, 2021)	80	–
Additional paid-in capital	3,010,403	2,692,973
Statutory and other reserves	191,219	191,219
Retained earnings	(790,928)	(293,162)
Accumulated other comprehensive loss	(2,711)	(49,770)
TOTAL NOCERA, INC.’S STOCKHOLDERS’ EQUITY	2,417,329	2,550,392
Non-controlling interests	–	–
TOTAL STOCKHOLDER EQUITY	2,417,329	2,550,392
TOTAL LIABILITIES AND STOCKHOLDER EQUITY	6,586,516	4,924,941

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	$	$	$	$
Net sales	18,366	2,842	2,865,399	1,162,573
Cost of sales	(70,502)	(2,559)	(2,495,401)	(506,894)
Gross (loss) profit	(52,136)	283	369,998	655,679

Operating expenses
General and administrative expenses	(239,462)	(604,566)	(809,688)	(1,032,613)
Total operating expenses	(239,462)	(604,566)	(809,688)	(1,032,613)

Loss from operations	(291,598)	(604,283)	(439,690)	(376,934)

Other (expense) income	(85)	–	(3,797)	3
Loss before income taxes	(291,683)	(604,283)	(443,487)	(376,931)

Income tax benefit (expense)	16,560	(111,298)	(54,279)	(92,562)
Net loss	(275,123)	(715,581)	(497,766)	(469,493)

Less: Net loss attributable to non-controlling interests	–	–	–	(6,705)
Net loss attributable to the company	(275,123)	(715,581)	(497,766)	(462,788)

Comprehensive (loss) income
Net loss	(275,123)	(715,581)	(497,766)	(469,493)
Foreign currency translation (loss) gain	(384)	10,781	(47,059)	14,899
Total comprehensive loss	(275,507)	(704,800)	(544,825)	(454,594)

Less: comprehensive loss attributable to non-controlling interest	–	–	–	(7,204)
Comprehensive (loss) income attributable to the Company	(275,507)	(704,800)	(544,825)	(447,390)

Loss per share
Basic	(0.0297)	(0.0543)	(0.0537)	(0.0351)
Diluted	(0.0297)	(0.0543)	(0.0537)	(0.0351)

Weighted average number of common shares outstanding
Basic	9,266,150	13,181,786	9,266,150	13,181,786
Diluted	9,266,150	17,822,728	9,266,150	17,703,568

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Nine months ended September 30,
	2021	2020
	$	$
Cash flows from operating activities:
Net loss	(497,766)	(469,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	4,846	24,391
Amortization	–	53,156
Impairment of GZWFH	–	421,419
Deferred income tax	2,294	69,039
Share-based compensation	317,430	162,240
Changes in operating assets and liabilities:
Accounts receivable, net	(159,417)	(145,817)
Inventories	(1,280,808)	(115,659)
Advance to suppliers	(135,829)	(3,206)
Prepaid expenses and other assets, net	(16,835)	(138,976)
Operating lease right-of-use asset	–	22,788
Retention receivables	243,273	–
Accounts payable	2,696	24,337
Notes payable	51,571	–
Advance from customers	–	239,470
Advance receipts	1,646,513	–
Warrant Liability	312,320	–
Other payables and accrued liabilities	2,160	16,519
Income tax payable	7,260	33,905
Deferred revenue	–	(602,044)
Operating lease liability	–	(8,449)
Amount due from a related party	(536,109)	(19,453)
Net cash used in operating activities	(36,401)	(435,833)

Cash flows from investing activities:
Cash paid for purchase of property	(25,062)	(4,408)
Cash paid for intangible assets	–	(12,856)
Net cash used in investing activities	(25,062)	(17,264)

Cash flows from financing activities:
Bank borrowing	(301,703)	(15,302)
Proceeds from related parties	–	696,721
Repayment to related parties	–	–
Proceeds from issuance of common stock	215	828
Net cash (used in) provided by financing activities	(301,488)	682,247

Effect of exchange rate changes on cash and cash equivalents	15,160	(5,823)
Net (decrease) increase in cash and cash equivalents	(347,791)	223,327
Cash and cash equivalents at beginning of year	1,023,531	28,539
Cash and cash equivalents at end of year	675,740	251,866

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

See notes to the condensed consolidated financial statements.

 NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

					Additional	Statutory and		Accumulated Other	Total Nocera, Inc.’s Stockholders’	Non-	Total Stockholders’
	Preferred Stock		Common Stock		Paid in	other	Retained	Comprehensive	Equity	controlling	Equity
	Stock	Amount	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2020	–	–	12,354,200	12,354	271,915	191,219	339,203	(81,350)	733,341	29,072	762,413
Foreign currency translation adjustment	–	–	–	–	–	–	–	(869)	(869)	(523)	(1,392)
Share based compensation	–	–	–	–	14,999	–	–	–	14,999	–	14,999
Net income (loss)	–	–	–	–	–	–	219,318	–	219,318	(3,232)	216,086
Balance, March 31, 2020	–	–	12,354,200	12,354	286,914	191,219	558,521	(82,219)	966,789	25,317	992,106
Foreign currency translation adjustment	–	–	–	–	–	–	–	5,486	5,486	24	5,510
Issuance of new shares	–	–	827,586	828	(828)	–	–	–	–	–	–
Share based compensation	–	–	–	–	44,551	–	–	–	44,551	–	44,551
Net income (loss)	–	–	–	–	–	–	33,475	–	33,475	(3,473)	30,002
Balance, June 30, 2020	–	–	13,181,786	13,182	330,637	191,219	591,996	(76,733)	1,050,301	21,868	1,072,169
Foreign currency translation adjustment	–	–	–	–	–	–	–	10,781	10,781	–	10,781
Share based compensation	–	–	–	–	103,518	–	–	–	103,518	–	103,518
Net loss	–	–	–	–	–	–	(715,581)	–	(715,581)	–	(715,581)
Balance, September 30, 2020	–	–	13,181,786	13,182	434,155	191,219	(123,585)	10,781	449,019	21,868	470,887

Balance, January 1, 2021	–	–	9,131,786	9,132	2,692,973	191,219	(293,162)	(49,770)	2,550,392	–	2,550,392
Foreign currency translation adjustment	–	–	–	–	–	–	–	(1,669)	(1,669)	–	(1,669)
Share based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Net income	–	–	–	–	–	–	49,490	–	49,490	–	49,490
Balance, March 31, 2021	–	–	9,131,786	9,132	2,796,128	191,219	(243,672)	(51,439)	2,701,368	–	2,701,368
Foreign currency translation adjustment	–	–	–	–	–	–	–	48,344	48,344	–	48,344
Share based compensation	–	–	–	–	103,321	–	–	–	103,321	–	103,321
Net loss	–	–	–	–	–	–	(272,133)	–	(272,133)	–	(272,133)
Balance, June 30, 2021	–	–	9,131,786	9,132	2,899,449	191,219	(515,805)	(3,095)	2,580,900	–	2,580,900
Foreign currency translation adjustment	–	–	–	–	–	–	–	384	384	–	384
Share based compensation	–	–	86,364	86	103,402	–	–	–	103,488	–	103,488
Common stock and warrant issuance	–	–	48,000	48	2,832	–	–	–	2,880	–	2,880
Preferred stock and warrant issuance	80,000	80	–	–	29,520	–	–	–	4,800	–	4,800
Changes in fair value of warranty liabilities	–	–	–	–	(24,800)	–	–	–	(24,800)	–	(24,800)
Net loss	–	–	–	–	–	–	(275,123)	–	(275,123)	–	(275,123)
Balance, September 30, 2021	80,000	80	9,266,150	9,266	3,010,403	191,219	(790,928)	(2,711)	2,417,329	–	2,417,329

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of September 30, 2021, its consolidated results of operations for the nine months ended September 30, 2021, cash flows for the nine months ended September 30, 2021 and change in equity for the nine months ended September 30, 2021, as applicable, have been made. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020 or any future periods.

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

There were two customers who represent 100% of the Company’s total revenue for the nine months ended September 30, 2020. There were four customers who represent 99% of the Company’s total revenue for the nine months ended September 30, 2021.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	September 30, 2021	December 31, 2020

Percentage of the Company’s accounts receivable
Customer A	18.80%	26.33%
Customer B	52.64%	73.67%
Customer C	19.56%	–
	91.00%	100.00%

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

Note 3 ACCOUNTS RECEIVABLE, NET

As of September 30, 2021 and December 31, 2020, accounts receivable consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Accounts receivable	602,765	432,309
Less: Allowance for doubtful accounts	–	–
Total	602,765	432,309

For the nine months ended September 30, 2021 and for the years ended December 31, 2020, the Company has recorded provision for doubtful accounts of nil.

Note 4 INVENTORIES

As of September 30, 2021 and December 31, 2020, inventories consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Raw materials	116,076	115,373
Work in process	2,945,007	1,608,301
Total	3,061,083	1,723,674

Note 5 PREPAID EXPENSES AND OTHER ASSETS, NET

	September 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Other receivables from third party	48,186	3,161
Prepaid expenses and other assets, net	48,186	3,161

Note 6 PROPERTY AND EQUIPMENT, NET

As of September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Furniture and fixtures	–	–
Equipment	78,471	51,287
Leasehold improvement	–	–
Vehicle	–	–
	78,471	51,287
Less: Accumulated depreciation	(6,236)	(361)
Property and equipment, net	72,235	50,926

The Company recorded depreciation expenses of $4,846 and $24,391 for the nine months ended September 30, 2021 and 2020, respectively, and $1,255 and $53 for the three months ended September 30, 2021 and 2020, respectively.

Note 7 GOODWILL

As of September 30, 2021 and December 31, 2020, goodwill consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Goodwill - XFC	332,040	332,040
Less: Accumulated amortization	–	–
Intangible assets, net	332,040	332,040

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

The components of lease expense for the nine months ended September 30, 2021 and September 30, 2020 were as follows:

	Statement of Income Location	Nine months ended September 30, 2021	Nine months ended September 30, 2020
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	3,318	26,224
Total net lease costs		3,318	26,224

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2020 and September 30, 2021 are US$ nil.

Note 9 OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2021	December 31, 2020
	(Unaudited)
	$	$
VAT payable	13,534	12,235
Salary payable	45,293	920
Others	1,428	43,681
Total	60,255	56,836

Note 10 WARRANTS

On April 1, 2021, the Company entered in a securities purchase agreement with certain investors for an aggregate of 80,000 shares of its preferred stock at a per share purchase price of $2.50. As part of the transaction, the investors received one C Warrant and one D Warrants for the subscription of each preferred share. The C Warrants consist of the right to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $2.50 per share exercisable for 36 months from the date of inception. The D Warrants consist of the right to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $5.00 per share exercisable for 36 months from the date of inception. The subscription was completed on August 10, 2021.

On September 27, 2021 the Company entered into another securities purchase agreement with the same investors, pursuant to which the Company issued in a registered direct offering, an aggregate of 48,000 shares of common stock of the Company at a per share purchase price of $2.50. In addition, the investors also received one C Warrant and one D Warrants for the subscription of each preferred share. The C Warrants consist of the right to purchase up to 48,000 shares of the Company’s common stock at an exercise price of $2.50 per share exercisable for 36 months from the date of inception. The D Warrants consist of the right to purchase up to 48,000 shares of the Company’s common stock at an exercise price of $5.00 per share exercisable for 36 months from the date of inception.

Appraisal Date (Inception Date)	C Warrant August 10, 2021	D Warrant August 10, 2021
	(Unaudited)	(Unaudited)
	$	$
Market price per share (USD/share)	1.47	0.66
Exercise price (USD/price)	2.50	5.00
Risk free rate	0.14%	0.14%
Dividend yield	0.00%	0.00%
Expected term/ Contractual life (years)	1.39	1.39
Expected volatility	56.36%	56.36%

Appraisal Date (Inception Date)	C Warrant September 27, 2021	D Warrant September 27, 2021
	(Unaudited)	(Unaudited)
	$	$
Market price per share (USD/share)	1.71	0.73
Exercise price (USD/price)	2.50	5.00
Risk free rate	0.15%	0.15%
Dividend yield	0.00%	0.00%
Expected term/ Contractual life (years)	1.26	1.26
Expected volatility	52.93%	52.93%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	September 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Balance at the beginning of period	–	–
Warrants issued to investors	287,520	–
Warrants redeemed	–	–
Fair value change of warrants included in earnings	24,800	–
Total	312,320	–

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2021	–	–	–
Exercisable at January 1, 2021	–	–	–
Granted	256,000	3.75	2.91
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at June 30, 2021	256,000	3.75	2.91
Exercisable at June 30, 2021	256,000	3.75	2.91

Note 11 FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. Certain current assets and current liabilities are financial instruments. Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts and bills receivable and payable, other receivables, balances with former subsidiaries, other short-term loans, short-term and long-term bank loans and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

Note 12 PREFERRED STOCK

In August 2021, the Company issued 80,000 shares of preferred shares of $1.00 each at an issue price of $2.50 per share to certain investors credited as fully paid. The preferred shares are non-voting and non-redeemable. The holder of the preferred shares will have priority over the holders of ordinary shares of the Company on the assets and funds of the Company available for distribution in a distribution of assets on liquidation, winding up or dissolution of the Company. The holder of the preferred shares shall not have the right to attend or vote at any general meeting of the Company (except a general meeting for winding up of the Company or a resolution is to be proposed which if passed would vary or abrogate the rights or privileges of such holder).

Note 13 INCOME TAXES

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SABF21 118") was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. The Company has completed the assessment of the income tax effect of the Tax Act and there were no adjustments recorded to the provisional amounts.

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

The components of the income tax provision are:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current	(16,560)	(7,727)	51,964	18,239
Deferred	–	119,025	2,315	74,323
Total income tax benefit	(16,560)	111,298	54,279	92,562

The reconciliation of income taxes expenses computed at the PRC statutory tax rate applicable to income tax expense is as follows:

	Nine months ended September 30,
	2021		2020
	(Unaudited)		(Unaudited)
PRC income tax statutory rate	25.00%		25.00%
Impact of different tax rates in other jurisdictions	(2.25%	)	21.71%
Tax effect of non-deductible items	–		–
Tax effect of non- deductible impairment loss	0.22%		(28.21%	)
Tax effect of non-taxable income	0.22%		13.13%
Tax effect of utilization of tax losses previously recognized	0.22%		0.57%
GILTI Tax impact	–		(16.60%	)
Changes in valuation allowance	(68.11%	)	(20.44%	)
Effective tax rate	(45.14%	)	(4.84%	)

3) Deferred tax assets, net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Deferred tax assets
Tax loss carried forward	–	142,235
Allowance for doubtful receivables	–	272,773
Total deferred tax assets	–	415,008
Valuation allowance	–	(297,219)
Total deferred tax assets, net	–	117,789

The valuation allowance as of September 30, 2021 and December 31, 2020 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	September 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Balance at beginning of the year	–	(304,418)
Additions of valuation allowance	–	–
Reductions of valuation allowance	–	304,418
Balance at the end of the year	–	–

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

As of September 30, 2021 and December 31, 2020, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 14 RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	September 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Mountain Share Transfer, LLC (2)	7,681	7,681

Due from a related party

The balance due from a related party was as following:

	September 30, 2021	December 31, 2020
	(Unaudited)
	$	$
Mr. Yin-Chieh Cheng (1)	3,901	19,067
Taisi Electrical & Plumbing Co. Pte Ltd. (3)	1,429,084	877,809
Total	1,432,985	896,876

Note:

(1)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) is the chairman the Company, and he holds 42.5% shares of the Company. The balance due to Mr. Cheng as of September 30, 2021 mainly represented the amount paid by Mr. Cheng on behalf of the Company. In September 2019, Mr. Cheng took over the receivable amount of the concert the Company invested in November 2018, and assumed the liability of $551,457 related to such receivable to the Company. In September 2019, Mr. Cheng collected the payment of $1,000,000 from JCD, our exclusive sales agent in Asia Pacific, on behalf of the Company. As agreed between Mr. Cheng and the Company, the due from balance was netted off by due to balances.

(2)

Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(3)	Mr. Tsai Wen-Chih is the director of XFC and has control power over Taisi Electrical & Plumbing Co. Pte Ltd. The Company took over the receivable amount of $877,809 from acquisition of XFC in December 2020. None of the receivables have been impaired and it is expected that the full contractual amounts can be collected.

Related party transactions

The details of the related party transactions were as follows:

	For three months ended September 30,		For nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Paid on behalf of the Company
Mr. Zhang Bi (1)	–	–	–	3,455
Mr. Yin-Chieh Cheng (1)	–	–	–	86,320
Mountain Share Transfer, LLC (1)	–	–	–	7,000

Repayment to related party
Mr. Yin-Chieh Cheng	–	–	–	665,000

Note:

(1)	The transactions represent the amount paid by Mr. Zhang Bi, Mr. Yin-Chieh Cheng and Mountain Share Transfer, LLC on behalf of the Company for its daily operation.

Note 15 (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share for the three and nine months ended September 30, 2021 and 2020.

	For three months ended September 30,		For nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net (loss) income attributable to the Company	(275,123)	(715,581)	(497,766)	(462,788)

Denominator:
Weighted-average shares outstanding
- Basic	9,266,150	13,181,786	9,266,150	13,181,786
- Diluted	9,266,150	17,822,728	9,266,150	17,703,568

(Loss) income per share:
- Basic	(0.0297)	(0.0543)	(0.0537)	(0.0351)
- Diluted	(0.0297)	(0.0543)	(0.0537)	(0.0351)

Basic net (loss) income per common share is computed using the weighted average number of the common shares outstanding during the period. Diluted (loss) income per share is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding which include 5,473,636 warrants outstanding as of September 30, 2021.

Note 16 SUBSEQUENT EVENT

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

As of September 30, 2021, the Company launched its first RAS demo site in Taiwan and engaged the demo site into the testing phase to raise eel. Currently, we are promoting our RAS in Taiwan and looking for opportunities to cooperate with local solar energy industry and to expand our business into the U.S. The Company’s current principal office is based in New Taipei City, Taiwan.

Critical Accounting Policies, Estimates and Assumptions

See Note 2 to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and nine months ended September 30, 2021 and 2020.

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	18,366	2,842	2,865,399	1,162,573
Cost of sales	(70,502)	(2,559)	(2,495,401)	(506,894)
Gross (loss) profit	(52,136)	283	369,998	655,679

Operating expenses
General and administrative expenses	(239,462)	(604,566)	(809,688)	(1,032,613)
Total operating expenses	(239,462)	(604,566)	(809,688)	(1,032,613)

Loss from operations	(291,598)	(604,283)	(439,690)	(376,934)

Other (expense) income	(85)	–	(3,797)	3
Loss before income taxes	(291,683)	(604,283)	(443,487)	(376,931)

Income tax benefit (expense)	16,560	(111,298)	(54,279)	(92,562)
Net loss	(275,123)	(715,581)	(497,766)	(469,493)

Less: Net loss attributable to non-controlling interests	–	–	–	(6,705)
Net loss attributable to the company	(275,123)	(715,581)	(497,766)	(462,788)

Comprehensive (loss) income
Net loss	(275,123)	(715,581)	(497,766)	(469,493)
Foreign currency translation (loss) gain	(384)	10,781	(47,059)	14,899
Total comprehensive loss	(275,507)	(704,800)	(544,825)	(454,594)

Less: comprehensive loss attributable to non-controlling interest	–	–	–	(7,204)
Comprehensive loss attributable to the Company	(275,507)	(704,800)	(544,825)	(447,390)

Loss per share
Basic	(0.0297)	(0.0543)	(0.0537)	(0.0351)
Diluted	(0.0297)	(0.0543)	(0.0537)	(0.0351)

Weighted average number of common shares outstanding
Basic	9,266,150	13,181,786	9,266,150	13,181,786
Diluted	9,266,150	17,822,728	9,266,150	17,703,568

Revenue

Revenue for the three months ended September 30, 2021 was $18,366 compared to $2,842 for the comparable period in 2020. The increase was mainly because of the revenue recognition of the construction revenue from Xin Feng Construction Co., Ltd for the three months ended September 30, 2021.

Revenue for the nine months ended September 30, 2021 was $2,865,399 compared to $1,162,573 for the comparable period in 2020. The increase was mainly because of the revenue recognition of the construction revenue from Xin Feng Construction Co., Ltd for the nine months ended September 30, 2021.

Gross profit

Gross loss for the three months ended September 30, 2021 was $52,136, compared to gross profit $283 for the comparable period in 2020. The decrease was primarily because there was a significant increase in cost of sales from Xin Feng Construction Co., Ltd for the three months ended September 30, 2021; whereas there was no direct cost of the deferred revenue from the franchise fee of JC Development Co, Ltd, and we operated fish brokerage & distribution business with Pan Li, one of our former customers and strategic partner in Guizhou, for the comparable period three months ended September 30, 2020.

Gross profit for the nine months ended September 30, 2021 was $369,998, compared to $655,679 for the comparable period in 2020. The decrease was primarily because there was a significant increase in cost of sales from Xin Feng Construction Co., Ltd for the nine months ended September 30, 2021; whereas there was no direct cost of the deferred revenue from the franchise fee of JC Development Co, Ltd, and we operated fish brokerage & distribution business with Pan Li, one of our former customers and strategic partner in Guizhou, for the comparable period nine months ended September 30, 2020.

General and administrative expenses

General and administrative expenses were $239,462, for the three months ended September 30, 2021, compared to approximately $604,566 for the comparable period in 2020. This decrease was primarily due to the decrease of legal, accounting, and consulting fees for the three months ended September 30, 2021.

General and administrative expenses were $809,688, for the nine months ended September 30, 2021, compared to approximately $1,032,613 for the comparable period in 2020. This decrease was primarily due to the decrease of legal, accounting, and consulting fees for the nine months ended September 30, 2021.

Other income (expense)

Other expense was $85, for the three months ended September 30, 2021, compared to other expense $nil for the comparable period in 2020. The other income was interest revenue of bank deposits. The other expense was interest expense for bank loan.

Other expense was $3,797, for the nine months ended September 30, 2021, compared to other income $3 for the comparable period in 2020. The other expense was interest expense for bank loan.

Income tax (expense) benefit

During the three months ended September 30, 2021, we recorded an income tax benefit of $16,560 compared to income tax expense $111,298 for the comparable period in 2020. The decrease of income tax expense is because we evaluated the income tax impact from Xin Feng Construction Co., Ltd for the period ended September 30, 2021.

During the nine months ended September 30, 2021, we recorded an income tax expense of $54,279 as compared to $92,562 for the comparable period in 2020. The decrease of income tax expense is because we evaluated the income tax impact from Xin Feng Construction Co., Ltd for the period ended September 30, 2021.

Net (loss) income attributable to the Company

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended September 30, 2021 was $275,123 compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $715,581 for the comparable period in 2020. The increase of loss was because the Company’s gross profit, derived from the XFC’s construction revenue for the three months ended September 30, 2021, significantly decreased due to its higher cost of sales, and the Company recognized greater general and administrative expenses over the same period.

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the nine months ended September 30, 2021 was $497,766 compared to net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $462,788 for the comparable period in 2020. The increase of loss was because the Company’s gross profit, derived from the XFC’s construction revenue for the nine months ended September 30, 2021, significantly decreased due to its higher cost of sales, and the Company recognized greater general and administrative expenses over the same period.

Liquidity and Capital Resources

The Company had operating cash outflows for the nine months ended September 30, 2021 and the cash balance was $675,740 as of September 30, 2021. Since the net asset balance as of September 30, 2021 was $2,409,649, there is no substantial doubt as to the Company’s ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the nine months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
	$	$
Net cash used in operating activities	(36,401)	(435,833)
Net cash used in investing activities	(25,062)	(17,264)
Net cash (used in) provided by financing activities	(301,488)	682,247
Effect of the exchange rate change on cash	15,160	(5,823)
(Decrease) increase in cash	(347,791)	223,237

Net cash used in operating activities

Net cash used in operating activities amounted to $36,401 for the nine months ended September 30, 2021. This reflected the effect of changes in operating assets and liabilities including increase of account receivable in the amount of $159,417, increase of inventory in the amount of $1,280,808 and increase of advance receipts in the amount of $1,646,513.

Net cash used in operating activities amounted to $435,833 for the nine months ended September 30, 2020. This reflected the effect of changes in operating assets and liabilities including increases of account receivable in the amount of $145,817, increase of inventory in the amount of $115,659 and increase of prepaid expense and other assets in the amount of $138,976.

Net cash used in investing activities

Net cash used in investing activities was $25,062 for the nine months ended September 30, 2021, which was cash paid for purchase of property, and $17,264 for the nine months ended September 30, 2020, which was cash paid for intangible assets.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $301,488 for the nine months ended September 30, 2021, which was repayment of bank loans.

Net cash provided by financing activities amounted to $682,247 for the nine months ended September 30, 2020, which was attributable to the proceeds from our shareholders primarily for our operation and repayment to our shareholders. See “Related Party Transactions”.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of September 30, 2021. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2021:

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2021. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2021 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

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

By:	/s/ Yin-Chieh Cheng
Name:	Yin-Chieh Cheng
Title:	President & Chief Executive Officer
(Principal Executive Officer)
Dated:	November 15, 2021

By:	/s/ Shun-Chih Chuang
Name:	Shun-Chih Chuang
Title:	Chief Financial Officer
(Principal Financial Officer)
Dated:	November 15, 2021