Form 10-K
period 2021-12-31
NOCERA, INC.
filed 2022-03-23
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

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

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2021 based on $4.98 per share, the price at which the registrant’s common stock was last sold on June 30, 2021, was approximately $17,489,581.

There were 10,707,150 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 21, 2022.

NOCERA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2021

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “Nocera, Inc.,” “Nocera,” the “Company,” “we,” “us,” “our” and similar references refer to Nocera, Inc., a Nevada corporation. Our logo and other trademarks or service marks of the Company appearing in this Annual Report on Form 10-K are the property of Nocera, Inc.

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

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Annual Report on Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

ii

PART I

ITEM 1.	BUSINESS

Business Overview

Nocera is a United States public company headquartered in Taiwan engaged in the manufacturing of aquaculture equipment, construction of aquaculture facilities, managing and operating aquaculture facilities and consulting for third party operators of aquaculture facilities. We provide land-based recirculation aquaculture systems (“RASs”) for fish farming. Our primary business operations consist of the design, development and production of RASs large scale fish tank systems, for fish farms along with expert consulting, technology transfer, and aquaculture project management services to new and existing aquaculture management business services.

Corporate History

Nocera, Inc. was incorporated in the State of Nevada on February 1, 2002, and is based in New Taipei City, Taiwan.

Reverse Merger

Effective December 31, 2018, Nocera completed a reverse merger transaction pursuant to an Agreement and Plan of Merger (the “Agreement”) with (i) GSI, (ii) GSI’s stockholders, Yin-Chieh (“Jeff”) Cheng and Zhang Bi, who together owned shares constituting 100% of the issued and outstanding ordinary shares of GSI (the “GSI Shares”) and (iii) GSI Acquisition Corp. Under the terms of the Agreement, the GSI Stockholders transferred to Nocera all of the GSI Shares in exchange for the issuance of 10,000,000 shares of Nocera’s common stock. As a result of the reverse merger, GSI became Nocera’s wholly-owned subsidiary and Mr. Cheng and Zhang Bi, the former stockholders of GSI, became Nocera’s controlling stockholders. The share exchange transaction with GSI was treated as a reverse merger, with GSI as the accounting acquirer and Nocera as the acquired party. GSI is a limited company established under the laws and regulations of Hong Kong on August 1, 2014 and is a holding company without any assets or operations.

In anticipation of the reverse merger, GSI undertook a reorganization and became the 100% holding company of Guizhou Grand Smooth Technology Ltd (“GZ GST”) and GSI Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited (“GZ WFH”), which were all controlled by the same stockholders before and after the reorganization, pursuant to a series of contractual agreements (the “GZ WFH VIE Agreements”). As a result, GSI, through GZ GST, was determined to be the primary beneficiary of GZ WFH and GZ WFH became a variable interest entity of GSI. Accordingly, GSI consolidated GZ WFH’s operations, assets and liabilities.

GZ WFH was incorporated in Xingyi City, Guizhou Province, People’s Republic of China (PRC) on October 25, 2017, and was engaged in providing fish farming containers service, which integrated sales, installments, and maintenance of aquaculture equipment.

Divestiture of GZ WFH

On September 21, 2020, Nocera terminated its relationship with GZ WFH and its management, and the GZ WFH Agreements between the parties were terminated as well.

Subsequently on October 8, 2020, Zhang Bi and GZ WFH entered into a Settlement Agreement and Release with the Company wherein all claims as to GZ WFH’s debt (claim to shares in Nocera or GZ GST) were compromised, settled, and otherwise resolved as to any and all claims or causes of action whatsoever against Nocera for any matter, action, or representation as to Nocera, and any debt to ownership of Nocera or GZ GST up to the date of the settlement agreement. The consideration for the settlement agreement was mutual waiver of any and all claims against each other and GZ GST, and GZ WFH (including Zhang Bi) waived any claims to Nocera stock, and the 4,750,000 shares of common stock of Nocera owned by Zhang Bi were cancelled.

The VIE Agreements with XFC

On December 31, 2020, Nocera exchanged 700,000 shares of the Company’s restricted common stock to stockholders of Xin Feng Construction Co., Ltd,. a Taiwan limited liability company (“XFC”), in exchange for 100% controlling interest in XFC.

 On December 31, 2020, Nocera and XFC, a domestic funded limited liability company registered in Taiwan (R.O.C.), entered into a series of contractual agreements whereby Nocera agreed to provide technical consulting and related services to XFC. As a result, Nocera has been determined to be the primary beneficiary of XFC, and XFC became a variable interest entity (“VIE”) of Nocera.

The VIE structure was adopted mainly because we engage in business in an industry that prohibits foreign investment (e.g., construction) and of which requires special licenses in Taiwan. We are not currently planning to engage in business in mainland China or Hong Kong, and as a result, we are not currently required to obtain any special licenses in mainland China or Hong Kong. Nocera has entered into the following contractual arrangements with a stockholder of XFC, that enable the Company to (1) have the power to direct the activities that most significantly affects the economic performance of XFC, and (2) receive the economic benefits of XFC that could be significant to XFC. The Company is fully and exclusively responsible for the management of XFC, assumes all of the risk of losses of XFC and has the exclusive right to exercise all voting rights of XFC’s stockholder. Therefore, in accordance with ASC 810 “Consolidation,” the Company is considered the primary beneficiary of XFC and has consolidated XFC’s assets, liabilities, results of operations, and cash flows in the accompanying consolidated financial statements.

XFC will shift focus to support the construction activities of RASs fish farms of our clients and the development of the Company-owned and operated fish farms.

Corporate Structure

We conduct our operations through (i) XFC; and (ii) Nocera Taiwan Branch, an unincorporated division of the Company (“NTB”). The Company’s other subsidiaries, GSI, which wholly-owns GZ GST, are dormant and currently do not have any operations. However, GZ GST may be involved with RASs manufacturing in the near future.

We acquired GSI in a reverse merger on December 31, 2018. Prior to the merger, we were a “shell company” as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act). GSI is the parent holding company of GZ GST, which was incorporated on November 13, 2018, as a wholly foreign-owned enterprise established in the PRC. Both GSI and GZ GZT are currently dormant and do not conduct any operations. The Company currently does not conduct any operations in China or Hong Kong.

In December 2020, Nocera added XFC as a VIE. Under the laws of Taiwan, foreign investments are typically restricted or prohibited with respect to the operation of certain businesses in Taiwan (e.g., construction). As a result, it was necessary for us to add XFC as a VIE in order to obtain a Class A construction license to construct indoor RASs and solar sharing fish farms. Without this license, we would not be able to conduct this critical part of our business in Taiwan. XFC has obtained a Class A construction license in Taiwan and we plan to use XFC for the investment in, and the construction of, indoor RASs and solar sharing fish farms. The Company is now looking for opportunities to expand into the U.S. by building fish farms or transforming existing ones into high-tech and solar sharing enterprises.

NTB was established on January 14, 2021 in Taiwan. In October 2021, Nocera began its eel trading business in response to domestic demands created by the COVID-19 lockdown. NTB currently procures and sells eel in Taiwan and plans to trade other types of seafood, such as tilapia and milkfish, in the near future.

Significant Products & Services

The Company manufactures, sells, and installs RASs for land-based fish farms. Originally, our systems were designed and constructed from used marine shipping containers. The Company then developed its next generation of RASs, a cylindrical shaped tank that holds approximately 15,000 U.S. gallons of water, which the Company believes make them among the largest systems in the market.

There are several significant benefits to our RASs:

•	the system provides a controlled and “traceable” environment;

•	the recirculating aquaculture system can be installed almost anywhere and requires minimal site preparation; and

•	it benefits local economies by providing fresher and, therefore, generally healthier fish.

Nocera’s RASs include the fish tank, circulation and filtration systems.

Nocera Land-based RASs Overview
Height / width	1.5m/10m
Main composition of our tank	Environmental-friendly PE
Yield per growing season (Tilapia)	11,000 lbs.
Fish farming density	100-109 lb./m3
Price per RASs Total Solution	$35,000 USD

The Company’s RASs can raise both freshwater and saltwater fish, as well as a variety of crustaceans.

Nocera Recirculating Aquaculture System

The Company also provides consulting services to aquaculture projects, where we offer design innovation and RAS expertise to increase revenue, while decreasing operating expenses, allowing clients to operate more efficiently while increasing production. Additionally, we show clients how to operate more strategically by diversifying the species of fish raised to meet market demands. Our equipment enhances the management of fish farms by reducing the incidence of disease among the fish populations, while reducing water pollution from inland fish farms.

Market Overview

Global fish consumption has long been on the rise at a rate higher than any other source of animal protein, and the trend is expected to continue. With overfishing already threatening the earth’s marine ecosystem, it is anticipated that a significantly larger proportion of fish consumption would be farm-raised instead of wild-caught in the future.

Also, the trade conflict between the U.S. and China has led to a greater demand for non-Chinese origin seafood products from the U.S. market.

On a broader perspective, as the world rapidly begins a transition towards net zero carbon emissions in response to the ever-more pressing threat of climate change, it is foreseeable that solar energy will be the go-to option for many countries as a new source of green energy.

We believe that the RASs, with its proven advantage in producing more fish in a more cost-effective and environmentally friendly manner while offering greater location flexibility and the potential for a “solar-fish sharing mode,” is a perfect solution to address the opportunities highlighted above.

Consulting Services

We also provide consulting services and solutions for aquaculture projects. We currently provide such services in Taiwan and intend to expand into other international markets and the United States to increase revenues and operate more efficiently. Our consultants use their RASs expertise to help customers increase production and operate more strategically by branching into new diversified aquaculture species, and importantly, reducing water pollution and decreasing the disease problems of fisheries.

The Company plans to provide the following service offerings:

•	for qualified investors or investment groups who are interested in capitalizing on the potential of the aquaculture industry and want to develop or take part in commercial fish farming or shrimp farming but lack the experience, design, installation, build and management of aquaculture projects to meet these interests;

•	a full range of pilot and management services to aquaculture companies and new aquaculture projects throughout Taiwan and potentially the rest of the world, providing tailored solutions to meet customer needs and to fulfill our commitment, to encourage and support clean water and clean fish products from the fish farm to the table; and

•	select equipment and materials from suppliers to provide unique service offerings structured to generate higher profit margins.

Strategy

We plan to focus on countries with a growing population and growing demand for food. By 2050, we will need to double the global food supply to feed the world’s growing population1. There is a growing need for new ways to produce high-quality local fish without putting more pressure on our natural ecosystems. Like Taiwan, there are also many countries with a growing population and growing demand for high-protein food. We plan to go global through building demo sites promoting our RASs and selling our price-competitive systems in these countries to meet their demand for food and to satisfy their desire for a greener environment.

In January 2021, we moved our operation and market focus from China to Taiwan. In 2021, we established a Nocera Taiwan Branch to focus on customers in a variety of sectors, such as individual investors, government supported or funded companies, and international customers. We have received interest from areas like Japan, Thailand, Jordan, South Africa and the United States.

During the year ended December 31, 2021 and 2020, the net sales were approximately $9.9 million and approximately $1.2 million, respectively.

Construction Services

Nocera is the only provider of RAS solar power energy sharing and construction services in Taiwan. In 2021, Nocera acquired XFC to support the construction activities for the clients of Nocera and develop Taiwan fish farm segmentation.

Customers

In 2021, we intend to target customers in a variety of markets (e.g., Japan, Taiwan, Thailand, Jordan, South Africa and the United States), such as individual investors, government supported or funded companies and other types of international customers. In addition, an increasing amount of Chinese state and local offices are faced with environmental challenges in public waters and are under regulatory directives and political pressure to reduce water pollution, so our potential target customers are significant. During the year ended December 31, 2021 and 2020, the net sales were approximately $9.9 million and approximately $1.2 million, respectively.

______________________

1 The exchange rate as of December 31, 2021 was approximately $1.00 per 6.370 RMB.

Suppliers

We intend to purchase raw materials and parts and equipment from third parties locally in Taiwan and build and sell them to customers. We are not directly involved in the production or manufacturing of readily available equipment, and we do not take a risk in the repair and maintenance of the equipment because of the manufacturer’s maintenance policy. We have identified and sourced multiple suppliers in Taiwan, and our relationships with suppliers are generally good. We expect that our suppliers will be able to meet the anticipated demand for our products in the foreseeable future. There can be no assurance that our suppliers will continue to meet our needs, particularly as we ramp up our expansion into the U.S. and other markets around the world.

Competition

The market for aquaculture projects and services is highly competitive. Many of the producers and sellers are large entities that have significantly greater resources than we have. Therefore, we signed VIE contracts to partner with XFC to use their local resources in Taixi township, Taiwan (R.O.C.) to develop land-based RAS fish farms in Taiwan and hopefully gain more of a competitive advantage. We also compete with small suppliers which provide smaller alternative aquaculture solutions regionally but due to the size of our projects, we believe that we should have a better price point.

Trademarks and Patents

None.

Sales and Marketing

Nocera intends to create a brand and by its creation of the brand, offer unique and better incentives to the consumers. Our target market is not only limited to the direct processing plants; instead, consumers will be informed about the uniqueness of the fish product, and the important health benefits of fish protein.

Further, Nocera plans to increase the species selection and product form through the investment of the additional 500 tanks; among all we plan to build a hatchery system by collaborating with professionals to promote and maintain healthy, self-sustaining populations of fish and other aquatic species. We are aiming for the direct wholesale option, including live hauling, restaurants, supermarkets and specialty stores. More importantly, the distribution channel will move towards online marketing as well to achieve a greater market share.

Manufacturing Operations

Currently, the Company manufactures RASs through its branch office in Taiwan and may manufacture RASs through its Chinese subsidiaries. Additionally, Nocera provides consulting services regarding RAS technology transfer and aquaculture project management services to the customers in Taiwan.

Government Regulation

We are subject to many varying laws and regulations in Taiwan and throughout the world, including, without limitation, those related to privacy, data protection, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, employment and labor, product liability, accessibility, competition, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit our products and services or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our products and services for an extended period of time or indefinitely.

Our properties and operations are subject to a number of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. Under certain of these laws and regulations, we may be subject to joint and several liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, or at sites at which waste we generated was disposed, even if the contamination was not caused by us or was legal at the time it occurred.

We are also subject to laws regulating consumer products in the jurisdictions in which we sell our products. In the United States for instance, certain of our products are subject to the U.S. Consumer Product Safety Act, under which the U.S. Consumer Product Safety Commission may exclude products from the market that are found to be unsafe or hazardous, require repair, replacement or refund of products, impose fines for noncompliance with requirements and impose fines for failure to timely notify them of potential safety hazards.

Also, with respect to the potential sale of eel and any other seafood into the United States, we are subject to extensive regulation, including, among other things, the Food, Drug and Cosmetic Act, as amended by the Food Safety Modernization Act (“FSMA”), the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, and the rules and regulations promulgated thereunder by the U.S. Food and Drug Administration (the “FDA”). The FSMA was enacted in order to aid the effective prevention of food safety issues in the food supply. This comprehensive and evolving regulatory program impacts how food is grown, packed, processed, shipped and imported into the United States and it governs compliance with Good Manufacturing Practices regulations. The FDA has finalized seven major rules to implement FSMA, recognizing that ensuring the safety of the food supply is a shared responsibility among many different points in the global supply chain. The FSMA rules are designed to make clear specific actions that must be taken at each of these points to prevent contamination. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, and criminal sanctions, any of which could impact our results of operations.

In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products.

Our operations and products are also subject to state and local regulation, including the registration and licensing of plants, enforcement by state health agencies of various state standards, and the registration and inspection of facilities. Compliance with federal, state and local regulation is costly and time-consuming. Enforcement actions for violations of federal, state, and local regulations may include seizure and condemnation of products, cease and desist orders, injunctions or monetary penalties. We believe that our practices are sufficient to maintain compliance with applicable government regulations.

We are subject to certain regulations by the U.S. Federal Trade Commission. Advertising of our products is subject to such regulation pursuant to the Federal Trade Commission Act and the regulations promulgated thereunder.

We are also subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing, health, and safety standards to protect our employees from accidents.

Our business depends in part on environmental regulations and programs of Taiwan that promote cleaner water sources to restore clean water back to people. Our customers may be encouraged with incentives by the local governments relating to aquaculture investment. The approvals of land, licenses or permits, are required from relevant central and local government authorities. In addition, from time to time, relevant government authorities may impose new regulations at a local level regulating fish farming. We believe that we have skills to help our customers obtain all necessary licenses, registrations and permits to comply with all requirements necessary to allow our customers and investors to conduct aquaculture business in Taiwan.

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

Employees

As of December 31, 2021, we have a total of 10 employees, including both part-time and full-time. We are compliant with local prevailing wage, contractor licensing, and have good relations with our employees.

Corporation Information

Our principal executive offices are located at 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.). Our telephone number at this address is (886)-910-163-358.

Available Information

Our website address is www.nocera.company. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. These materials can be accessed through the “Investors” section of our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occur, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations, and the price of our securities could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance. The statements contained in this Annual Report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our securities could decline, and investors in our securities may lose all or part of their investment.

Risks Related to Our Business

Our business may be materially adversely affected by the coronavirus (COVID-19) outbreak.

The current outbreak of COVID-19 has globally resulted in loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•	new information which may emerge concerning the severity of the disease;

•	the duration and spread of the outbreak;

•	the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures;

•	regulatory actions taken in response to the pandemic, which may impact merchant operations, consumer and merchant pricing, and our product offerings;

•	other business disruptions that affect our workforce;

•	the impact on capital and financial markets; and

•	actions taken throughout the world, including in markets in which we operate, to contain the COVID-19 outbreak or treat its impact.

In addition, the current outbreak of COVID-19 has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future.

Substantially all our revenues are concentrated in Taiwan pending expansion into other international markets. Consequently, our results of operations will likely be adversely, and may be materially affected, to the extent that the COVID-19 pandemic or any epidemic harms Taiwan’s economy and society and the global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by government authorities and other entities to contain the COVID-19 pandemic or treat its impact, almost all of which are beyond our control. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company is subject to all the risks inherent in a small company seeking to develop, market and distribute new services, particularly companies in evolving markets. The likelihood of the Company’s success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products and services in a competitive environment.

Such risks for the Company include, but are not limited to, dependence on the success and acceptance of the Company’s services and the management of growth. In view of the Company’s limited operating history, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company is therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of revenues.

If we fail to raise capital when needed it will have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has limited revenue-producing operations and will require proceeds from future offerings to execute its full business plan. A failure to raise capital when needed would have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, debt and other debt financing may involve a pledge of assets and may be senior to interests of equity holders. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital or to pursue business opportunities, including potential acquisitions. If adequate funds are not obtained, the Company may be required to reduce, curtail or discontinue operations.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, our securities;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds; and

•	our future results of operations, financial condition and cash flow.

The Company’s failure to successfully market its brands could result in adverse financial consequences.

The Company believes that continuing to strengthen its brands is critical to achieving widespread acceptance of the Company, particularly in light of the competitive nature of the Company’s market in which it operates. Promoting and positioning its brands will depend largely on the success of the Company’s marketing efforts and the ability of the Company to provide high quality services. There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brand. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company’s existing or future strategic relationships fail to promote the Company’s brand or increase brand awareness, the Company’s business, results of operations and financial condition would be materially adversely affected.

We may not generate the same level of revenues from general construction projects.

Our revenues for the year ended December 31, 2021 and for the year ended December 31, 2020 were approximately $10 million and $1 million, respectively. There was one customer, The Fifth District Management Office of Taiwan Water Corporation, who represented approximately 58% of the Company’s total revenue for the year ended December 31, 2021, and two customers (JC Development Co., Ltd (“JCD”) and Pan Li) who represented 96% of the Company’s total revenue for the prior year period. These customers are not located in mainland China or Hong Kong. Our future plan of operations is to shift away from general construction services to the construction of fish and solar power farms. There can be no guarantee that such shift in operations will generate the same levels of revenues previously generated through our VIE.

There is no assurance that the Company will be profitable.

There is no assurance that we will earn profits in the future, or that profitability will be sustained. There is no assurance that future revenues will be sufficient to generate the funds required to continue our business development and marketing activities. If we do not have sufficient capital to fund our operations, we may be required to reduce our sales and marketing efforts or forego certain business opportunities.

The Company may not have the ability to manage its growth.

The Company anticipates that significant expansion will be required to address potential growth in its customer base and market opportunities. The Company’s anticipated expansion is expected to place a significant strain on the Company’s management, operational and financial resources. To manage any material growth of its operations and personnel, the Company may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage its employee base. There can be no assurance that the Company’s planned personnel, systems, procedures and controls will be adequate to support the Company’s future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that the Company’s management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition and results of operations may be materially adversely affected.

We will need additional financing in order to grow our business.

From time to time, in order to expand operations to meet customer demand, the Company will need to incur additional capital expenditures. These capital expenditures are intended to be funded from third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund capital expenditures, the Company may require additional financing to fund working capital, research and development, sales and marketing, general and administrative expenditures, and operating losses. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company’s operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

We rely on our executive officers.

The Company’s success is dependent on our current executive officers. The Company’s success also depends in large part on the continued service of its key operational and management personnel. The Company faces intense competition from its competitors, customers and other companies throughout the industry. The loss of any our executive officers, specifically Mr. Yin-Chieh (“Jeff”) Cheng, our CEO, or any failure on the Company’s part to hire, train and retain a sufficient number of qualified professionals could impair the business of the Company.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

The Company is, and will be, heavily dependent on the skill, acumen and services of the management and other employees of the Company. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

We may have inadvertently violated Section 13(k) of the Exchange Act (implementing Section 402 of the Sarbanes-Oxley Act of 2002) and may be subject to sanctions as a result.

Section 13(k) of the Exchange Act provides that it is unlawful for a company that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the Company. In 2019, the Company did not have a corporate bank account established in Hong Kong or the U.S., and certain funds that were supposed to be deposited into such corporate bank account were instead deposited into the personal bank account of our principal stockholder as well as Chairman of the Board of Directors of the Company (“Board”), President, Chief Executive Officer and Director, Yin-Chieh Cheng, which was considered to be a personal loan made by the Company to Yin-Chieh Cheng and may have violated Section 13(k) of the Exchange Act. The receivable was repaid to us in January 2020. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

Future acquisitions may have an adverse effect on our ability to manage our business.

Selective acquisitions currently form part of our strategy to further expand our business. If we are presented with appropriate opportunities, we may acquire additional businesses, services or products that are complementary to our core business. Future acquisitions and the subsequent integration of new companies into ours would require significant attention from our management. Future acquisitions would also expose us to potential risks, including risks associated with the assimilation of new operations, services and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions and potential loss of, or harm to, relationships with employees as a result of integration of new businesses. The diversion of our management’s attention and any difficulties encountered in any integration process could have a material adverse effect on our ability to manage our business.

The value of seafood which the Company sells (e.g., eel) is subject to fluctuation which may result in volatility of our results of operations and the value of an investment in the Company.

Our business is partly dependent upon the sale of eel which value is subject to fluctuation and which value greatly fluctuates. Our net sales and operating results vary significantly due to the volatility of the value of eel and any other seafood that we sell which may result in the volatility of the market price of our common stock.

We are highly susceptible to changes in market demand for the types of seafood for which our recirculating aquaculture systems are used.

A significant portion of our revenues are derived from constructing recirculating aquaculture systems for fish farming. We therefore are highly susceptible to changes in market demand for the seafood for which our systems are used, which may be impacted by factors over which we have limited or no control. Factors that could lead to a decline in market demand for seafood in general and specifically the type of fish farmed using our systems include economic conditions and evolving consumer preferences. A substantial downturn in market demand for such seafood may have a material adverse effect on our business and on our results of operations.

A portion of our revenues are derived from a single product, eel, and therefore we are highly susceptible to changes in market demand, which may be affected by factors over which we have limited or no control.

Approximately 30% of our revenues are derived from a single product, eel. We therefore are highly susceptible to changes in market demand, which may be impacted by factors over which we have limited or no control. Factors that could lead to a decline in market demand for eel include economic conditions and evolving consumer preferences. A substantial downturn in market demand for eel may have a material adverse effect on our business and on our results of operations.

There are risks associated with outsourced production that may result in a decrease in our profit.

The possibility of delivery delays, product defects and other production-side risks stemming from outsourcers cannot be eliminated. In particular, inadequate production capacity among outsourced manufacturers could result in the Company being unable to supply enough product amid periods of high product demand, the opportunity costs of which could be substantial.

We have limited insurance coverage.

We do not have any business liability, disruption or litigation insurance coverage for our operations in Taiwan. Any uninsured occurrence of loss or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

Competitors and potential competitors may develop products and technologies that make ours obsolete or garner greater market share than ours.

Our ability to compete successfully will depend on our ability to demonstrate that our products are superior to and/or less expensive than other products available in the market. Some of our competitors have the benefit of marketing their products under brand names that have better market recognition than ours or have stronger marketing and distribution channels than we do. Increased competition as to any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our profitability.

Certain of our competitors may benefit from government support and other incentives that are not available to us. As a result, our competitors may be able to develop competing and/or superior products and compete more aggressively and sustain that competition over a longer period of time than we can. As more companies develop new intellectual property in our markets, a competitor could acquire patent or other rights that may limit our ability to successfully market our product.

We may produce products of inferior quality which would cause us to lose customers.

Although we make an effort to ensure the quality of our RASs, they could from time to time contain defects, anomalies or malfunctions that are undetectable at the time of shipment, installation and initial testing. These defects, anomalies or malfunctions could be discovered after our products are shipped to customers and installed and tested at the site, resulting in the return or exchange of our products or discontinuation of the use of our products, which could negatively impact our operating results.

If our technologies or products are stolen, misappropriated, or reverse engineered, others could use the technologies to produce competing technologies or products.

Third parties, including our collaborators, contractors, and others involved in our business often have access to our technologies. If our technologies or products were stolen, misappropriated, or reverse engineered, they could be used by other parties that may be able to reproduce our technologies or products using our technologies for their own commercial gain. If this were to occur, it would be difficult for us to challenge this type of use, especially since we do not own any patents or other intellectual property rights with respect to our technologies and products.

We are subject to certain risks by virtue of our international operations.

We mainly operate in Taiwan and plan to expand in other international countries and in the United States. We expect to expand our operations significantly by accessing new markets abroad and expanding our services offerings. Our ability to manage our business and conduct our operations in other international countries and in the United States requires considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. Expanding in other international countries and in the United States may subject us to risks that we have either not faced before or increase our exposure to risks that we currently face, including risks associated with:

•	recruiting and retaining qualified, multi-lingual employees, including customer support personnel;

•	increased competition from similar local businesses and potential preferences by local populations for local providers;

•	compliance with applicable foreign laws and regulations, including different liability standards and regulations;

•	providing solutions in different languages for different cultures;

•	credit risk and higher levels of payment fraud;

•	compliance with anti-bribery laws;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	political and economic instability in some countries;

•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business in other international countries.

Natural disasters or other catastrophic events could harm our operations.

Our operations in the U.S. and Taiwan could be subject to significant risk of natural disasters, including earthquakes, hurricanes, typhoons, flooding and tornadoes, as well as other catastrophic events, such as terrorist attacks or wars. For example, our manufacturers are all located in Taiwan, which is susceptible to typhoons and earthquakes. Any disruption in our manufacturers’ manufacturing facilities arising from these and other natural disasters or other catastrophic events could cause significant delays in the production or shipment of the components of our products until such manufacturers are able to shift production to different facilities or until we are able to arrange for other third party manufacturers to manufacture the components of our products. The affected manufacturers may not be able to obtain alternate capacity to manufacture the components of our products or we may not be able to arrange for other third party manufacturers to manufacture the components of our products on favorable terms or at all. The occurrence of any of these circumstances may adversely affect our financial condition and results of operation.

The primary substantial portion of our revenues will be derived from Taiwan.

We anticipate that sales of our services in Taiwan will represent our primary revenues in the near future. Any significant decline in the condition of the economy of Taiwan could adversely affect consumer demand of our services, among other things, which in turn would have a material adverse effect on our business and financial condition.

Currency fluctuations may adversely affect our business and if the NT dollar were to decline in value, that would reduce our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in Taiwan use their local currency as their functional currencies. Substantially all of our revenue and expenses are in NT dollars. We are subject to the effects of exchange rate fluctuations with respect to any of such currency. For example, the value of the NT dollar depends to a large extent on Taiwan government policies and Taiwan’s domestic and international economic and political developments, as well as supply and demand in the local market.

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

The components of our products intended to be sold by us, as part of our services, are manufactured by third parties. The components of our products may be defectively designed or manufactured. As a result, sales of the products could expose us to liability claims relating to personal injury or property damage and may require product recalls or other actions. Third parties subject to such injury or damage may bring claims or legal proceedings against us as the reseller of the products. We do not currently maintain any third-party liability insurance or products liability insurance in relation to products we intend to sell in conjunction with our services. As a result, any material products liability claim or litigation could have a material and adverse effect on our business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds and managerial efforts in defending them and could have a negative impact on our reputation.

Risk of litigation.

The Company and/or its directors and officers may be subject to a variety of civil or other legal proceedings, with or without merit. From time to time in the ordinary course of its business, we may become involved in various legal proceedings, including commercial, employment and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operating results or financial condition.

Even if the claims are without merit, the costs associated with defending these types of claims may be substantial, both in terms of time, money, and management distraction. The results of litigation and claims to which we may be subject cannot be predicted with certainty. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results or operations and reputation.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

We employ individuals who previously worked with other companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Regulatory Risks

We must comply with the Foreign Corrupt Practices Act while many of our competitors do not.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in Taiwan. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Relations between the PRC and Taiwan could negatively affect our business and financial status and therefore the market value of your investment.

Taiwan has a unique international political status. The PRC does not recognize the sovereignty of Taiwan. Although significant economic and cultural relations have been established during recent years between Taiwan and the PRC, relations have often been strained. The government of the PRC has threatened to use military force to gain control over Taiwan in limited circumstances. Our principal executive officers are located in Taiwan and a substantial majority of our net revenues are derived from our operations in Taiwan. Therefore, factors affecting military, political or economic conditions in Taiwan could have a material adverse effect on our results of operations.

A significant disruption in the operations of our suppliers in Taiwan, such as a trade war or political unrest, could materially adversely affect our business, financial condition and results of operations.

Any disruption in the operations of our suppliers in Taiwan or in their ability to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis. Furthermore, since many of these third parties are located outside the U.S., we are exposed to the possibility of disruption and increased costs in the event of changes in the policies of the U.S. or foreign governments, political unrest or unstable economic conditions in any of the countries where we conduct such activities. For example, a trade war could lead to higher tariffs. Any of these matters could materially and adversely affect our development timelines, business and financial condition.

Our business, including our costs and supply chain, is subject to risks associated with manufacturing.

In the event of a significant disruption in the supply of the raw materials used in the manufacture of the components of the products we offer, the suppliers that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters may increase raw material costs and impact pricing with our suppliers, and cause shipping delays for the components of our products. Any delays, interruption, damage to or increased costs in the manufacture of the components of the products we offer could result in higher prices to acquire the components of the products or non-delivery of the components of the products altogether, and could adversely affect our operating results.

Our contractual arrangements may not be as effective in providing operational control as direct ownership and our VIE shareholders may fail to perform their obligations under our contractual arrangements.

Since the laws of Taiwan limit foreign equity ownership in certain businesses in Taiwan, we operate such business in Taiwan through our VIE, XFC, in which we have no ownership interest and rely on a series of contractual arrangements with XFC and its respective equity holders to control and operate the VIE. Our revenue and cash flows from such business are attributed to our VIE. The contractual arrangements may not be as effective as direct ownership in providing us with control over our VIE. Direct ownership would allow us, for example, to directly or indirectly exercise our rights as a shareholder to effect changes in the board of directors of our VIE, which, in turn, could effect changes, subject to any applicable fiduciary obligations at the management level. However, under the contractual arrangements, as a legal matter, if our VIE or its equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend significant resources to enforce those arrangements and resort to litigation or arbitration and rely on legal remedies under the laws of Taiwan. These remedies may include seeking specific performance or injunctive relief and claiming damages, any of which may not be effective. In the event we are unable to enforce these contractual arrangements or we experience significant delays or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our VIE and may lose control over the assets owned by our VIE. As a result, we may be unable to consolidate our VIE in our consolidated financial statements, which could materially and adversely affect our financial condition and results of operations.

We may lose the ability to use, or otherwise benefit from licenses and assets held by our VIE, which could render us unable to conduct some or all of our business operations and constrain our growth.

Our VIE, XFC, holds assets, approvals and licenses that are necessary for the operation of a certain portion of our business to which foreign investments are typically restricted or prohibited under the laws of Taiwan. Without our VIE, and if we are unable to maintain the Class A construction license that is necessary for us to conduct our operations in Taiwan or fail to obtain any other required licenses, we will be unable to operate in Taiwan. The contractual arrangements contain terms that specifically obligate the equity holders of our VIE to ensure the valid existence of our VIE and restrict the disposition of material assets or any equity interest of our VIE. However, in the event the equity holders of our VIE breach the terms of these contractual arrangements and voluntarily liquidate our VIE, or our VIE declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to operate some or all of our business or otherwise benefit from the assets held by our VIE, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, if our VIE undergoes a voluntary or involuntary liquidation proceeding, its equity holders or unrelated third-party creditors may claim rights to some or all of the assets of our VIE, thereby hindering our ability to operate our business as well as constrain our growth.

Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

Since we operate on a global basis, our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. From time to time, we could have a large investment in a particular asset type, a large revenue stream associated with a particular customer or industry, or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a specific asset type, customer, industry, or region in which we have a concentrated exposure could negatively impact our results of operations.

Recently, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

We continue to expand our international footprint and operations, and we may expand further in the future, which subjects us to a variety of risks and complexities which, if not effectively managed, could negatively affect our business.

We currently maintain operations in Taiwan, and may in the future expand, or seek to expand, our operations to additional foreign jurisdictions. For example, operating in Europe and China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to taxation, import and export tariffs, environmental regulations, genetically modified microorganisms (GMM), land use rights, product testing requirements, intellectual property, currency controls, network security, and other matters. In addition, we may not obtain or retain the requisite permits to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, our counterparties in China may use or disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

In addition, a significant percentage of the production, downstream processing and sales of our products occurs outside the United States or with vendors, suppliers or customers located outside the United States. If tariffs or other restrictions are placed by the United States on foreign imports from Taiwan or other countries where we operate or seek to operate, or any related counter-measures are taken, our business, financial condition, results of operations and growth prospects may be harmed. Tariffs may increase our cost of goods, which could result in lower gross margin on certain of our products. If we raise prices to account for any such increase in costs of goods, the competitiveness of the affected products could potentially be reduced. In either case, increased tariffs on imports from Taiwan or other countries where we operate or seek to operate could materially and adversely affect our business, financial condition and results of operations. Trade restrictions and sanctions implemented by the United States or other countries, including sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine, could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Securities

We have identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no assurance that all control issues have been or will be detected.

In this Annual Report on Form 10-K, we identified certain material weaknesses in our internal controls. Specifically, we did not maintain effective controls over the control environment. Our weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in U.S. general acceptable accounting principles (GAAP). Furthermore, we have not developed and effectively communicated to our employees the accounting policies and procedures necessary to maintain effective controls over the control environment. and lack staffing in accounting and finance operations.

If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and a decrease in our stock price.

Our stock price has been, and may continue to be, volatile.

The market price of our common stock has been, and may continue to be, subject to material volatility. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section, or other factors, some of which are beyond our control, such as:

•	the ongoing impacts of the COVID-19 pandemic and resulting impact on stock market performance;

•	fluctuations in our financial results or outlook, or those of companies perceived to be similar to us;

•	changes in the prices of commodities associated with our business;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant contracts, acquisitions or strategic partnerships;

•	regulatory developments in the United States, Taiwan and/or other foreign countries;

•	litigation involving us or our general industry;

•	additions or departures of key personnel; and

•	changes in general economic, industry and market conditions.

Furthermore, stock markets have experienced price and volume fluctuations that have affected, and continue to affect, the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes and international currency fluctuations, may negatively affect the market price of our common stock.

Additionally, the global economy and financial markets may be adversely affected by geopolitical events, including the current or anticipated impact of military conflict and related sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine.

In the past, many companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action and derivative action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could materially harm our business. Any insurance we maintain may not provide adequate coverage against potential losses from such securities litigation, and if claims or losses exceed our liability insurance coverage, our business would be adversely impacted. In addition, insurance coverage may become more expensive, which would harm our financial condition and results of operations.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

Our common stock is currently quoted on the OTC Pink Sheets. Historically, there has been limited volume of sales of our common stock. There can be no assurances that an active market will be develop, or if developed, maintained. This could result in stockholders being unable to sell their stock through OTC Markets.

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

OTC Pink Sheet securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC Pink Sheet reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

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

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of smaller reporting companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

•	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;

•	fluctuations in stock market prices and volumes, particularly among securities of smaller reporting companies;

•	fluctuations in related commodities prices; and

•	additions or departures of key personnel.

As a result, the value of any investment in us may fluctuate.

We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future and any return on investment may be limited to the value of our stock.

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our Board, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, terms of any future debt or preferred securities may further restrict our ability to pay dividends on our common stock.

We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are not applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our common stock and warrants and the price of such securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

The elimination of personal liability against our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our amended and restated Articles of Incorporation and our amended and restated bylaws (“Bylaws”) eliminate the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Nevada law. Further, our Articles of Incorporation and our Bylaws provide that we are obligated to indemnify each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our stockholders.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to any charter provision, by law or otherwise, the registrant has been advised that in the opinion of the U.S. Securities and Exchange Commission (the “SEC”), such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Several analysts may cover our stock. If one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarter is located at 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.). The office is rented by Taiwan Grand Smooth Enterprise Co., Ltd., a company 100% controlled by Yin-Chieh Cheng, our President CEO and Chairman of the Board. Mr. Cheng sub-leases this space to us, which is free of charge.

We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001, is listed for quotation in the OTC Pink Market under the symbol “NCRA.”

	2021		2020
Quarter Ended	High	Low	High	Low
March 31st (1Q)	$4.40	2.17	$4.49	2.56
June 30th (2Q)	$7.50	2.94	$3.90	1.99
September 30th (3Q)	$5.60	3.29	$3.75	2.25
December 31st (4Q)	$7.19	4.21	$4.40	2.03

Stockholders

As of March 31, 2022, we had approximately 478 stockholders of record of our common stock, not including shares held in street name.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our Board, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the Board considers significant.

We did not pay cash dividends in the years ended December 31, 2021 or 2020.

Transfer Agent

The transfer agent and registrar for our common stock is Mountain Share Transfer, LLC.

Securities Authorized for Issuance under Equity Compensation Plans

In 2018, the Board and stockholders adopted the Company’s 2018 Stock Option and Award Incentive Plan, effective December 31, 2018 (the “2018 Plan”). The 2018 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, and (iii) stock purchase rights. The 2018 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The 2018 Plan is administered by the Compensation Committee. The Board reserved 10,000,000 shares of common stock under the 2018 Plan. No awards have been granted to any employees or consultants pursuant to the 2018 Plan.

Unregistered Sales of Equity Securities

Issuance of Common Stock

•	On September 27, 2021, the Company issued an aggregate of 48,000 shares of common stock of the Company to a total of two foreign investors.

•	On December 31, 2021, the Company issued an aggregate of 505,000 shares of common stock to a total of six consultants in consideration for services rendered.

23

•

On December 31, 2021, the Company consummated a private offering of 418,000 units at a purchase price of $5.00 per unit to 28 investors for gross proceeds of $2,090,000. Each unit consisted of one share of the Company’s common stock and an “equity kicker” of one share of the Company’s common stock, for a total of 836,000 shares of common stock.

•	On February 15, 2022, the Company issued 75,000 shares of common stock of the Company to a consultant.

•	On January 28, 2022, the Company issued 100,000 shares of common stock of the Company to legal counsel.

The foregoing securities were issued in reliance on the exclusion from registration provided by either (i) Rule 903 of Regulation S under the Securities Act of the Securities Act because the recipient was a non-U.S. Person (as defined under Rule 902 Section (k)(2)(i) of Regulation S), or (ii) Section 4(a)(2) of the Securities Act due to the fact the issuance did not involve a public offering of securities to a U.S. Person.

Issuance of Warrants

•	On August 10, 2021, the Company issued 80,000 Class C warrants and 80,000 Class D warrants to a foreign investor. The Class C warrants consist of the right to purchase one share of common stock of the Company for $2.50 per share for three years from the date of issuance and the Class D warrants consist of the right to purchase one share of common stock of the Company for $5.00 for a period of three years from the date of issuance.

•	On September 27, 2021, the Company issued an aggregate of 48,000 Class C warrants and 48,000 Class D warrants to a total of two foreign investors. The Class C warrants consist of the right to purchase one share of common stock of the Company for $2.50 per share for three years from the date of issuance and the Class D warrants consist of the right to purchase one share of common stock of the Company for $5.00 for a period of three years from the date of issuance.

•	On December 1, 2021, the Company issued 205,000 Class A warrants to a total of two executive officers of the Company and two foreign investors. The Class A warrants consist of the right to purchase one share for $0.50 per share from the date of issuance until April 23, 2026.

•	On December 31, 2021, the Company issued an aggregate of 812,000 Class C warrants and 812,000 Class D warrants to a total of two contractors. The Class C warrants consist of the right to purchase one share of common stock of the Company for $2.50 per share from the date of issuance until December 31, 2024 and the Class D warrants consist of the right to purchase one share of common stock of the Company for $5.00 per share from the date of issuance until December 31, 2024.

•	On January 3, 2022, the Company agreed to issue 60,000 Class A Warrants, vesting in three equal installments commencing on the first anniversary date of the consulting agreement. Each Class A Warrant is exercisable to purchase one share of common stock for $0.50 per share from the date of vesting until April 23, 2026.

•	On January 3, 2022, the Company agreed to issue two consultants an aggregate of 90,000 Class C Warrants, vesting in three equal installments commencing on the first anniversary date of the consulting agreements. Each Class C Warrant is exercisable to purchase one share of common stock for $2.50 per share from the date of vesting in each installment until the third anniversary date of the date of vesting.

The foregoing securities were issued in reliance on the exclusion from registration provided by either (i) Rule 903 of Regulation S under the Securities Act of the Securities Act because the recipient was a non-U.S. Person (as defined under Rule 902 Section (k)(2)(i) of Regulation S), or (ii) Section 4(a)(2) of the Securities Act due to the fact the issuance did not involve a public offering of securities to a U.S. Person.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this Annual Report on Form 10-K reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed above under the section captioned “Risk Factors”, as well as any other cautionary language contained in this Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events after the date of this Annual Report on Form 10-K.

Operations Overview

As of December 31, 2019, we provide land-based recirculation aquaculture systems for fish farming. Our primary business operations consist of the design, development and production of RASs large scale fish tank systems, for fish farms along with expert consulting, technology transfer, and aquaculture project management services to new and existing aquaculture management business services. Through our branch office, we also procure and sell eel in Taiwan.

In October 2020, the government of Taiwan began supporting the Green Power and Solar Sharing Fish Farms initiative. In view of the opportunities resulting from this initiative, in October 2020, Nocera ceased all of its operations in China and moved all of its technology and back-office operations to Taiwan. The Company now only operates out of Taiwan.

Our current mission is to provide consulting services and solutions in aquaculture projects to reduce water pollution and decrease the disease problems of fisheries. Our goal is to become a global leader in the land-based aquaculture business. The Company is now poised to grow its existing operations in Taiwan and expand into the development and management of land-based fish farms in Taiwan and North and South America. The Company does not currently have any intentions of conducting operations in China or Hong Kong.

Effective December 31, 2020, Nocera and Xin Feng Construction Co., Ltd., a funded limited liability company registered in Taiwan (R.O.C.), entered into a series of contractual agreements, whereby Nocera agreed to provide technical consulting and related services to XFC. As a result, Nocera has been determined to be the primary beneficiary of XFC and XFC became a variable interest entity of Nocera, and XFC will shift focus to support the construction activities of RASs fish farms of our clients and the development of the Company-owned and operated fish farms.

As of September 30, 2021, the Company launched its first RAS demo site in Taiwan and engaged the demo site into the testing phase to raise eel. Currently, we are promoting our RASs in Taiwan and looking for opportunities to cooperate with local solar energy industry and to expand our business into the U.S. We believe the U.S. is a potentially lucrative market to penetrate.

The Company employs a sales and marketing strategy targeting Taiwan government-supported solar fish farms. The Company is planning on expanding its sales and marketing model through the use of online marketing, data intelligence, and the establishment of a distributor network. The online marketing and data intelligence is designed to generate sales leads internationally outside of Taiwan that can be directed to our sales department for further follow-up.

We plan to sell and develop fish farms in Taiwan, the U.S., and Brazil. We expect to sell over five thousand tanks in the next five years. Our production facility is to be established in Taiwan, and we plan to sell the systems into the Americas and European countries as well.

We also intend to build fish farming demo sites in the United States, Taiwan by the end of 2022, and Brazil in 2023 to promote our fish farming systems to the global market.

Effects of the COVID-19 Pandemic

The current outbreak of COVID-19 has globally resulted in loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings. Substantially all our revenues were concentrated in China and Taiwan pending expansion into other international markets. Consequently, our results of operations will likely be adversely, and may be materially affected, to the extent that the COVID-19 pandemic or any epidemic harms China’s or Taiwan’s economy and society and the global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by government authorities and other entities to contain the COVID-19 pandemic or treat its impact, almost all of which are beyond our control. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

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

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to U.S GAAP.

Reclassification

Certain prior period amounts have been reclassified to conform with current year presentation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful receivables; the useful lives of property and equipment and intangible assets; impairment of long-lived assets; recoverability of the carrying amount of inventory; fair value of financial instruments; provisional amounts based on reasonable estimates for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

As of December 31, 2021 and 2020, there are no assets or liabilities that are measured and reported at fair value on a recurring basis.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2021 and 2020 were $2,444,009 and $1,023,531, respectively.

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

Goodwill and Intangible Assets

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually as of October 1st of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount.

We recognize intangibles assets in accordance with ASC 350, Intangibles—Goodwill and Other. Acquired intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows. Although these assets are not currently impaired, there can be no assurance that future impairments will not occur.

Share-Based Compensation

We determine our share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees based on the grant date fair value of the award.

Determining the appropriate fair value model and calculating the fair value of phantom award grants requires the input of subjective assumptions. We use the Black-Scholes pricing model to value our phantom awards. Share-based compensation expense is calculated using our best estimates, which involve inherent uncertainties and the application of management’s judgment. Significant estimates include our expected volatility. If different estimates and assumptions had been used, our phantom unit valuations could be significantly different and related share-based compensation expense may be materially impacted.

The Black-Scholes pricing model requires inputs such as the risk-free interest rate, expected term, expected volatility and expected dividend yield. We base the risk-free interest rate that we use in the Black-Scholes pricing model on zero coupon U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The expected term of phantom awards is estimated from the vesting period of the award and represents the weighted average period that our phantom awards are expected to be outstanding. We estimated the volatility based on the historic volatility of our guideline companies, which we feel best represent our company. We have never paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero in the pricing model. We account for forfeitures as they occur.

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

The Company provides goods, maintenance service warranties for the goods sold with a period varying from 18 months to 72 months, with the majority of the periods being 18 months, and exclusive sales agency license to its customers. For performance obligation related to providing products, the Company expects to recognize the revenue according to the delivery of products. For performance obligation related to maintenance service warranties, the Company expects to recognize the revenue on a ratable basis using a time-based output method. The performance obligations are typically satisfied as services are rendered on a straight-line basis over the contract term, which is generally for 18 months as a majority of the maintenance service warranties periods provided are 18 months. For performance obligation related to exclusive agency license, the Company recognizes the revenue ratably upon the satisfaction over the estimated economic life of the license.

The Company does not have amounts of contract assets since revenue is recognized as control of goods is transferred. The contract liabilities consist of advance payments from customers and deferred revenue. Advance payments from customers are expected to be recognized as revenue within 12 months. Deferred revenue is expected to be recognized as revenue within 12 months.

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

Leases

In February 2016, the FASB issued ASU 2016-12, Leases (ASC Topic 842), which amends the lease requirements in ASC Topic 840, Leases. Under the new lease accounting standard, a lessee will be required to recognize a right-of-use asset and lease liability for most leases on the balance sheet. The new standard also modifies the classification criteria and accounting for sales-type and direct financing leases, and enhances the disclosure requirements. Leases will continue to be classified as either finance or operating leases.

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

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The Company records interest and penalties on uncertain tax provisions as income tax expense. There are no uncertain tax positions as of December 31, 2021 and 2020, and the Company has no accrued interest or penalties related to uncertain tax positions. The Company does not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of the Company’s net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the United States dollar (“US$”). The functional currency of our VIE in Taiwan is Taiwan New Dollar (“TWD”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”). The functional currency of PRC companies is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of the Company’s subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of December 31, 2021 and 2020 are 6.4854 and 6.5249, respectively. The annual average exchange rates for the year ended December 31, 2021 and 2020 are 6.3700 and 6.8996, respectively.

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

Recently Issued Accounting Standards

See Note 3 to the Consolidated Financial Statements included herewith.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2021 and 2020.

Consolidated Statements of Operations

	For the years ended December 31,
	2021	2020
Net Sales	$9,945,325	$1,170,156
Cost of sales	(9,000,733)	(526,343)
Gross profit	944,592	643,813

Operating expenses
General and administrative expenses	(10,419,684)	(1,325,696)
Total operating expenses	(10,419,684)	(1,325,696)

Loss from operations	(9,475,092)	(681,883)

Other income (expense)	(4,055)	36
Loss before income taxes	(9,479,147)	(681,847)

Income tax (expense) benefit	(139,932)	42,777
Net loss	(9,619,079)	(639,070)

Less: Net loss attributable to non-controlling interests	–	(6,705)
Net loss attributable to the Company	$(9,619,079)	$(632,365)

Comprehensive (loss) income
Net loss	(9,619,079)	(639,070)
Foreign currency translation income (loss)	63,248	31,081
Total comprehensive loss	(9,555,831)	(607,989)

Less: Net loss attributable to non-controlling interest	–	(6,705)
Less: Foreign currency translation loss attributable to non-controlling interest	–	(499)
Comprehensive loss attributable to the Company	$(9,555,831)	$(600,785)

Loss per share
Basic	$(1.0500)	$(0.0538)
Diluted	$(1.0500)	$(0.0538)

Weighted average number of common shares outstanding
Basic	9,160,862	11,752,447
Diluted	9,160,862	11,752,447

Comparison of Results of Operations for the years ended December 31, 2021 and December 31, 2020

Revenue

Revenue for the year ended December 31, 2021 was approximately $9.9 million compared to approximately $1.2 million for the comparable period in 2020. The revenue for the year ended December 31, 2021 was mainly generated from XFC delivery of construction services to its customers. The revenue for the year ended December 31, 2020 was driven by the deferred revenue recognition of the exclusive sales agency license revenue from JCD of selling our fish farming containers in Asia Pacific. As of December 31, 2021, the Company and JCD mutually agreed to termination of the Regional Agency Cooperation Agreement dated as of September 2019, as amended by the Regional Agency Cooperation Supplementary Agreement dated as of May 31, 2020, by and between Grand Smooth Inc Ltd and JC Development Co., Ltd. (the “Cooperation Agreement”).

Gross profit

Gross profit for the year ended December 31, 2021 was approximately $0.9 million, compared to approximately $0.6 million for the comparable period in 2020. This increase of gross profit margin was mainly because in 2021 we recognized the revenue generated from the delivery of construction services of XFC.

General and administrative expenses

General and administrative expenses were $10.4 million, for the year ended December 31, 2021, compared to $1.3 million for the comparable period in 2020. This increase of general and administrative expenses was mainly because in 2021, we recognized significant share based compensation expenses to employees and consultants for professional services

Other income (expense)

Other expense were $(4,055) for the year ended December 31, 2021, compared to other income of $36 for the comparable period in 2020. The expenses for the year ended December 31, 2021 was mainly due to interest expense.

During the year ended December 31, 2021, we recorded an income tax expense of $135,444 as compared to income tax benefit $42,777 for the comparable period in 2020.

Net loss attributable to the Company

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the year ended December 31, 2021 was approximately $9.6 million compared to net loss attributable to the Company (excluding net income attributable to non-controlling interest) approximately of $0.6 million for the comparable period in 2020. The significant decrease was mainly because in 2021 we recognized significant share based compensation expenses to employees and consultants for professional services.

Liquidity and Capital Resources

The Company had net cash provided by operating activities for the year ended December 31, 2021 and the cash balance was $2.4 million as of December 31, 2021. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

To date, we have funded our operations through revenues, loans form our officers, and the issuance of equity securities. The Company obtained a financial support letter from Mr. Yin-Chieh Cheng, the Chief Executive Officer, also the Chairman of the Board and a principal stockholder of the Company.

•	On April 1, 2021, the Company entered in a securities purchase agreement with certain investors for an aggregate of 80,000 shares of its preferred stock at a per share purchase price of $2.50. As part of the transaction, the investors received one Class C warrant and one Class D warrant for the subscription of each preferred share. Each Class C warrant consist of the right to purchase up one share of common stock to at an exercise price of $2.50 per share exercisable for 36 months from the date of issuance. Each Class D warrants consist of the right to purchase one share of the Company’s common stock at an exercise price of $5.00 per share exercisable for 36 months from the date of issuance. The subscription was completed on August 10, 2021

•	In August 2021, the Company issued 80,000 shares of preferred shares of $0.001 each at an issue price of $2.50 per share to certain investors credited as fully paid.

•	On September 27, 2021, the Company entered into securities purchase agreements with investors, pursuant to which the Company issued in a registered direct offering, an aggregate of 48,000 shares of common stock of the Company at a per share purchase price of $2.50. In addition, the investors also received one Class C warrant and one Class D warrant for the subscription of each preferred share. On December 31, 2021, the Company consummated a private offering of 418,000 units at a purchase price of $5.00 per unit to 28 investors for gross proceeds of $2,090,000. Each unit consisted of one share of the Company’s common stock and an “equity kicker” of one share of the Company’s common stock, for a total of 836,000 shares of common stock.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the years ended December 31,
	2021	2020
Net cash provided by (used in) provided by operating activities	$251,729	$(129,824)
Net cash (used in) provided by investing activities	(25,067)	770,943
Net cash (used in) provided by financing activities	1,203,833	217,479
Effect of the exchange rate change on cash and cash equivalents	(10,017)	136,394
Increase in cash and cash equivalents	$1,430,495	$994,992

Net cash provided by (used in) operating activities

Net cash provided by operating activities amounted to $251,729 for the year ended December 31, 2021. This reflected a net loss of $9,619,079, as adjusted for non-cash items primarily including share-based compensation of $6,638,371, consultancy services settled by equities of $3,045,150 and offset by effect of changes in working capital including decreases of accounts receivable in the amount of $252,338.

Net cash used in operating activities amounted to $129,824 for the year ended December 31, 2020. This reflected a net loss of $639,070, as adjusted for non-cash items primarily including impairment of GZ WFH of $522,291, depreciation of $74,958 and share-based compensation of $265,758, and offset by effect of changes in working capital including an increase of $268,285 of inventories.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $25,067 for the year ended December 31, 2021 which were primarily attributable to the purchase of equipment and intangible asset.

Net cash provided by investing activities was $770,943 for the year ended December 31, 2020 which were primarily attributable to the net cash acquired from the merger of XFC.

Net cash (used in) provided by financing activities

Net cash provided by financing activities amounted to $1,203,833 for the year ended December 31, 2021, which were primarily arising from proceeds from issuance of common stock and preferred stock during the year.

Net cash provided by financing activities amounted to $217,479 for the year ended December 31, 2020, which was attributable to the proceeds from our stockholders primarily for our daily operation. See “Note 14 to the consolidated financial statements included herewith”.

Since we plan to build our land-based fish farming demo sites in the US, Taiwan, Japan, and Thailand to promote our fish farming systems to the global market, we expect that we will require additional capital, which includes construction costs, marketing costs, operation costs, etc., to meet our long-term operating requirements. We expect to obtain financing from stockholders or raise additional capital through, among other things, the sale of equity or debt securities. The stockholders are committed to provide additional financing required when we try to raise additional capital from third party investors or banks. However, there can be no assurance that we will be successful in raising this additional capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Foreign Currency and Exchange Risk

The functional currency of the Company is US$, the functional currency of our VIE in Taiwan is TWD, and the functional currency of our Hong Kong subsidiary is Hong Kong dollars HK$. The functional currency of PRC companies is RMB. Taiwan is the primary economic environment in which we operate.

For financial reporting purposes, the financial statements of PRC companies, which are prepared using the TWD, are translated into our reporting currency, the US$. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income/loss in stockholders’ equity.

Transactions denominated in currencies other than the reporting currency are translated into the reporting currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net loss of the consolidated financial statements for the respective periods.

Exchange rates applied are as follows.

	Year ended December 31, 2021	Year ended December 31, 2020

Period end RMB exchange rate	6.5249	6.5249
Average RMB exchange rate	6.8996	6.8996

Period end TWD exchange rate	27.6800	28.4800
Average TWD exchange rate	28.0090	29.5490

Period end HK$ exchange rate	7.7539	7.7539
Average HK$ exchange rate	7.7577	7.7577

No representation is made that the HK$, TWD and RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Country Risk

The substantial portion of our business, assets, and operations are located and conducted in Taiwan. The Taiwanese government has implemented various measures to encourage economic growth and guide the allocation of resources. For example, the government of Taiwan began supporting the Green Power and Solar Sharing Fish Farms initiative, which, among other things, provides lower rates to finance and purchase renewable energy projects. Currently, to our knowledge, no pending policies in Taiwan exist that if enacted would have an adverse effect on Nocera Inc.’s business. However, Nocera, Inc.’s operating results and financial condition may be adversely affected by future regulations in Taiwan, such as changes in tax regulations applicable to Nocera, Inc. If there are any changes in any policies by the Taiwanese government and Nocera, Inc.’s business is negatively affected as a result, then Nocera, Inc.’s financial results, including our ability to generate revenues and profits, will also be negatively affected.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, due to the presence of material weaknesses described below, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was not effective as of December 31, 2021. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2021:

•	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404;

•	there is insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP; and

•	inadequate segregation of duties.

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

Pending obtaining sufficient resources to implement these measures, we plan to take a number of actions to correct these material weaknesses, including, but not limited to, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

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

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted smaller reporting companies from the auditor attestation requirement.

Remediation Plan

During the year ended December 31, 2021, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

Our remediation process includes, but not limited to:

•	Investing in IT systems to enhance our operational and financial reporting and internal controls.
•	Enhancing the organizational structure to support financial reporting processes and internal controls.
•	Providing guidance, education and training to employees relating to our accounting policies and procedures.
•	Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates.
•	Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls is relevant and reliable.

We expect to remediate these material weaknesses in the first half of 2022. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following are our executive officers and directors and their respective ages and positions as of the date of this Annual Report on Form 10-K.

Name	Age	Position	Director Since
Yin-Chieh (“Jeff”) Cheng	43	Chairman of the Board, CEO, President, Director (Principal Executive Officer)	December 31, 2018
Shun-Chih (“Jimmy”) Chuang	33	Chief Financial Officer (Principal Financial and Accounting Officer)	–
Hsien-Wen (“Stan”) Yu	29	Chief Operating Officer	–
Gerald H. Lindberg	72	Secretary, Director	December 31, 2021
David Yu-Lung Kou	51	Director	December 19, 2019
Thomas A. Steele	73	Director	December 19, 2019
Hui-Ying Zhuang	48	Director	December 19, 2019

Professional Backgrounds

Yin-Chieh (“Jeff”) Cheng serves as Chairman of the Board, Chief Executive Officer, President and Director of the Company. Mr. Cheng served as our Chief Financial Officer and Treasurer from December 27, 2018 until October 28, 2019. Prior to that role, from December 1, 2014 to present, Mr. Yin-Chieh Cheng acted as a director of Shengbo Accounting Firm in Shanghai. In that role, he was in charge of international tax consulting and cross border transactions. Mr. Yin-Chieh Cheng holds a bachelor’s degree in Accounting from George Mason University in Virginia.

Shun-Chih (“Jimmy”) Chuang was appointed as Chief Financial Officer of the Company on October 28, 2019. Prior to that role, from October 1, 2016 to June 30, 2019, Mr. Chuang was a project manager at Deloitte & Touche Financial Advisory Corporation in Taiwan where he was part of the Transaction Support practice. In that role, he worked in Mergers and Acquisitions and Valuation services. Prior to that role, from September 2014 to September 2016, Mr. Chuang was a semi-senior at Deloitte & Touche in Taiwan where he was part of the Audit Function practice. In that role, he performed audit services to various Taiwanese conglomerate companies. Mr. Chuang has a marketing degree from UC-Berkeley Extension, and a BS in Accounting from Soochow University, Taiwan. He currently holds Certified Public Accounting licenses from the United States and Taiwan.

Hsien-Wen (“Stan”) Yu was appointed as Chief Operating Officer of the Company on March 2, 2020. Prior to that role, Mr. Yu was the operations manager of the Company since 2019, where he managed SEC filings, operations of subsidiaries, and other back-office matters for Nocera. From February 1, 2019 to present, Mr. Yu founded and served as the chairman of VRTX Sports, Inc. In that role, he listened to the operation reports from his subordinates and was the person in charge of corporate finance. Prior to that role, Mr. Yu was the founder and chairman of Recovery, Corp., a fitness accessory company from July 1, 2014 to October 30, 2017, and an inventor of a self-myofascial release kit for shoulder injuries, RC Release, since 2014.

Gerald H. Lindberg was appointed as Secretary and Director of the Company on December 31, 2021. In the past five years, working for Handover International, Mr. Lindberg has provided substantial expertise and guidance as a consultant, has served as board member and CFO of publicly traded companies, business adviser, capital acquisition director, and operations officer to real world and Internet start-ups and helped raise capital for start-ups, small cap, micro-cap, and nano-cap businesses in both the public and private sectors. Earlier in his career he was Section Chief, Litigation Assistance Systems Section, Justice Management Division, United States Department of Justice, attorney-advisor with the United States Department of Justice (1979-1982). Over the past 25 years, he has been responsible for business plan preparation, early stage advising for corporate development and positioning for capital raising including crowd funding, private placement memoranda, investor presentation development, equity, debt and hybrid funding, form preparation and filing, offering syndicate coordination, sales/marketing strategy along with investment community relations and investor relations, business development, licensing management, and assuring compliance with Federal and state regulations and fraud prevention software development. His areas of specialty include technology and intellectual property management, digital entertainment, media and marketing, e-Commerce, m-Commerce, and search engine design, database systems software design and development. Mr. Lindberg earned his law degree from Western New England University, School of Law, Springfield, MA. Mr. Lindberg is qualified to serve as a director of the Company due to substantial board and financial consulting experience.

David Yu-Lung Kou was appointed as Director of the Company on December 19, 2019. Mr. Kou is an executive with diversified experience in global business operations, product management, sales, marketing, and branding - including regional distribution and retail sales. He is experienced in (business) localization, product (roadmap) planning, business and operation establishment, restructuring and crisis recovery. Mr. Kou has experiences in turn-around situations to achieve positive cash flow, strategic business planning and execution and innovative product creation and launch planning. Mr. Kou is currently the Chief of Strategy and Planning for Wistron Corp. His former employment positions include General Manager of TP Vision from 2015-2018, Vice President – Branded Business Operations at TPV from 2015-2018, a Business Advisor/Consultant of HokangTek from 2014-2018, Business and Operations Advisor of Top Innovation from 2014-2018, and an Executive Director, Global Sales of HTC Corp. from 2012-2014. He attended the University of Southern California earning a MSc. Electrical Engineering in 1991. Mr. Kou is qualified to serve as a director of the Company due to his ability in sales and marketing and experience in international business.

Thomas A. Steele was appointed as Director of the Company on December 19, 2019. Mr. Steele is currently retired. He was registered as a court interpreter Japanese to English and Japan marketing consultant from 2010-2019. Mr. Steele served as a Foreign Service Officer with the U.S. Department of State, Washington, DC for more than 21 years (1980-2001). After retiring from the State Department, he also served as secretary for Anbusa USA, at the 2005 and 2010 World’s Fair. He obtained a BA in Political Science, Music, Radio & TV Broadcasting from the University of California, Los Angeles while attending from 1965-1969. Mr. Steele is qualified to serve as a director of the Company due to Japanese Language Skills and experience in International Business.

Hui-Ying Zhuang was appointed as a Director of the Company on December 19, 2019. Mr. Zhuang works as Vice President of Sales at Clyde Bergemann Power Group (2018-current) with experience in technology and sales management, especially in solution-based consultative selling. Other positions he has held at Clyde Bergemann Power Group include Vice President, Product and Sales Support, Air Pollution Control Products (2013-2018), Director of Technology and Product Management, Air Pollution Control Product Division (2012-2013), Regional Sales Manager from 2006-2012 and a Boiler Process Engineer from 2004-2006. He is experienced in product management, sales, plant operations and contract negotiation. Mr. Zhuang has leadership experience in building and developing management teams and extensive international business working experience. He attended the University of South Carolina earning an MBA in 2005. Mr. Zhuang is qualified to serve as a director of the Company due to his technical experience in power generation and ability in Sales and Marketing functions.

Board of Directors

Our business and affairs are managed under the direction of our Board and committees of the Board. Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve until serve at the pleasure of the Board, subject to all rights, if any, of such officer under any contract of employment.

Board Committees

Our Board has established an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). Our Board has not yet adopted procedures by which stockholders may recommend nominees to the Board. The composition and responsibilities of each of the committees of our Board is described below. Members serve on these committees until their resignation or until as otherwise determined by our Board.

Audit Committee

Our Board has appointed David Yu-Lung Kou, Thomas A. Steele, and Hui-Ying Zhuang to serve as members of our Audit Committee. Each member of the Audit Committee is an independent director as established by SEC and Nasdaq rules, and David Yu-Lung Kou, qualifies as an “audit committee financial expert” under the SEC rules.

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our annual disclosure report;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Compensation Committee

Our Board has established a Compensation Committee. Thomas A. Steele and Hui-Ying Zhuang, each of whom is an independent director, serves as members of the Compensation Committee with Thomas A. Steele, serving as the Compensation Committee’s Chairman. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviews, approves and determines, or makes recommendations to our Board regarding, the compensation of our executive officers;

•	administers our equity compensation plans;

•	reviews and approves, or makes recommendations to our Board, regarding incentive compensation and equity compensation plans; and

•	establishes and reviews general policies relating to compensation and benefits of our employees.

The Compensation Committee charter permits the committee to retain or receive advice from a compensation consultant and outlines certain requirements to ensure the consultants independence or certain circumstances under which the consultant need not be independent. However, as of the date hereof, the Company has not retained such a consultant.

Nominating and Corporate Governance Committee

Our Board has established a Nominating and Corporate Governance Committee of which David Yu-Lung Kou and Hui-Ying Zhuang serve as members with Hui-Ying Zhuang also serving as the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s duties, which are specified in its charter, include, but are not limited to:

•	identifying, reviewing and evaluating candidates to serve on our Board consistent with criteria approved by our Board;

•	evaluating director performance on our Board and applicable committees of our Board and determining whether continued service on our Board is appropriate;

•	evaluating nominations by stockholders of candidates for election to our Board; and

•	corporate governance matters.

Code of Ethics

Our Board adopted a written code of ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Director Independence

Our Board is composed of a majority of “independent directors.” In determining whether a director is independent, we use the definition of “independence” applied by Nasdaq under Nasdaq Rule 5601(a)(2) and the SEC under Rule 10A-3 of the Exchange Act. Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that David Yu-Lung Kou, Thomas A. Steele, and Hui-Ying Zhuang are independent directors.

Indemnification of Officers and Directors

The Company’s Articles of Incorporation and Bylaws provide that, to the fullest extent permitted by the laws of the State of Nevada, any officer or director of the Company, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was or has agreed to serve at the request of the Company as a director, officer, employee or agent of the Company, or while serving as a director or officer of the Company, is or was serving or has agreed to serve at the request of the Company as a director, officer, employee or agent (which, for purposes hereof, shall include a trustee, partner or manager or similar capacity) of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity. For the avoidance of doubt, the foregoing indemnification obligation includes, without limitation, claims for monetary damages against Indemnitee to the fullest extent permitted under Section 78.7502 of the Nevada Revised Statutes as in existence on the date hereof.

The indemnification provided shall be from and against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the indemnitee or on the indemnitee’s behalf in connection with such action, suit or proceeding and any appeal therefrom, but shall only be provided if the indemnitee acted in good faith and in a manner the indemnitee reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action, suit or proceeding, had no reasonable cause to believe the indemnitee’s conduct was unlawful.

In the case of any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee or agent of the Company, or while serving as a director or officer of the Company, is or was serving or has agreed to serve at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, no indemnification shall be made in respect of any claim, issue or matter as to which the indemnitee shall have been adjudged to be liable to the Company unless, and only to the extent that, the Nevada courts or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, the indemnitee is fairly and reasonably entitled to indemnity for such expenses which the Nevada courts or such other court shall deem proper.

The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that he or she did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had reasonable cause to believe that the indemnitee’s conduct was unlawful.

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all cash compensation paid by us, as well as certain other compensation paid or accrued, for the years ended December 31, 2021 and 2020 for all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year.

Name and Principal Position	Fiscal Year	Salary($)	Equity Awards($) (1)	Total($)
Yin-Chieh (“Jeff”) Cheng (2)	2021	–	11,053,267	11,053,267
Chairman of the Board, President, CEO, Director	2020	–	60,831	60,831

Shun-Chih (“Jimmy”) Chuang (3)	2021	42,000	655,073	697,073
Chief Financial Officer	2020	42,000	39,558	81,558

Hsien-Wen (“Stan”) Yu (4)	2021	20,000	619,377	639,377
Chief Operating Officer	2020	20,000	47,469	67,469

(1)	The amounts shown represent the aggregate grant date fair value of these warrant awards granted during each fiscal year shown, computed in accordance with FASB ASC Topic 718.
(2)	Pursuant to the Cheng Consulting Agreement, dated December 27, 2018, the Company agreed to issue Mr. Cheng 250,000 Series A warrants per quarter for 20 quarters (i.e., 5 years) for a total amount of 5,000,000 Series A warrants, subject to his continued services as the Chairman of the Board and Director of the Company. Each Series A warrant is exercisable to purchase one share of common stock for $0.50 per share from the date of vesting until April 23, 2026. This award was valued at a total amount of $11,114,098 for the year ended December 31, 2021 using the Black Scholes methodology. The values of the award granted each year were $60,831 and $11,053,267 separately for the years ended December 31, 2020 and 2021 using the Black-Scholes methodology.
(3)	On June 1, 2020, the Company issued Mr. Chuang 50,000 Class A warrants. The total value of the award was $39,558 for the year ended December 31, 2020. On December 1, 2021, the Company issued Mr. Chuang 75,000 Class A warrants, and on December 31, 2021, the Company extended the termination date of Class A warrant to April 23, 2026. The total value of the award granted to Mr. Chuang in 2021 was $655,073 for the year ended December 31, 2021 using the Black-Scholes methodology.
(4)	On June 1, 2020, the Company issued Mr. Yu 60,000 Class A warrants. The total value of the award was $47,469 for the year ended December 31, 2020. On December 1, 2021, the Company issued Mr. Yu 60,000 Class A warrants, and on December 31, 2021, the Company extended the termination date of Class A warrant to April 23, 2026. The total value of the award granted to Mr. Yu in 2021 was $619,377 for the year ended December 31, 2021 using the Black-Scholes methodology.

Employment Agreements

Chuang Employment Agreement. Shun-Chih Chuang, our Chief Financial Officer, and the Company entered into an Employment Agreement dated as of August 16, 2019, as amended by that certain Addendum dated as of December 31, 2021 (the “Chuang Employment Agreement”). The term of the Chuang Employment Agreement is for 5 years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Chuang shall not solicit any person employed or engaged by the Company. Mr. Chuang’s employment may be terminated by the Company immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Chuang which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on the Company and which has not been corrected in 30 days after written notice from the Company; (iii) failure or refusal by Mr. Chuang to comply with the policies of the Company contained in any Company handbook or with the provisions of the Chuang Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Chuang’s prolonged absence without the consent of the Company; (v) Mr. Chuang’s gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Chuang; or (vii) delivery of written notice of termination by the Company after Mr. Chuang has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Chuang’s failure to discharge his duties under the Chuang Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. The Company pays Mr. Chuang $54,000 per year.

Yu Employment Agreement. Hsien-Wen Yu, our Chief Operating Officer, and the Company entered into an Employment Agreement dated as of August 16, 2019, as amended by that certain Addendum dated as of December 31, 2021 (the “Yu Employment Agreement”). The term of the Yu Employment Agreement is for 5 years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Yu shall not solicit any person employed or engaged by the Company. Mr. Yu’s employment may be terminated by the Company immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Yu which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on the Company and which has not been corrected in 30 days after written notice from the Company; (iii) failure or refusal by Mr. Yu to comply with the policies of the Company contained in any Company handbook or with the provisions of the Yu Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Yu’s prolonged absence without the consent of the Company; (v) Mr. Yu’s gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Yu; or (vii) delivery of written notice of termination by the Company after Mr. Yu has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Yu’s failure to discharge his duties under the Yu Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. The Company pays Mr. Yu $36,000 per year.

Lindberg Employment Agreement. Gerald H. Lindberg, our Secretary and Director, and the Company entered into an Employment Agreement dated as of January 3, 2022 (the “Lindberg Employment Agreement”). The term of the Lindberg Employment Agreement is for two years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Lindberg shall not solicit any person employed or engaged by the Company. Mr. Lindberg’s employment may be terminated by the Company immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Lindberg which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on the Company and which has not been corrected in 30 days after written notice from the Company; (iii) failure or refusal by Mr. Lindberg to comply with the policies of the Company contained in any Company handbook or with the provisions of the Lindberg Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Lindberg’s prolonged absence without the consent of the Company; (v) Mr. Lindberg’s gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Lindberg; or (vii) delivery of written notice of termination by the Company after Mr. Lindberg has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Lindberg’s failure to discharge his duties under the Lindberg Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. The Company also granted Mr. Lindberg 60,000 Class C warrants consisting of the right to purchase one share of common stock of the Company for $2.50 per share from the date of issuance, of which 20,000 Class C warrants shall vest annually over a total period of three years.

Director Compensation

Cheng Consulting Agreement. Yin-Chieh (“Jeff”) Cheng, our Chairman of the Board, President, Chief Executive Officer and Director, and the Company entered into the Cheng Consulting Agreement on December 27, 2018 (the “Cheng Consulting Agreement”). The Cheng Consulting Agreement appoints Mr. Cheng as the Chairman of the Board and Director of the Company. The term of Mr. Cheng’s appointment of such positions is for the period between December 27, 2018 and December 27, 2023. The Company or Mr. Chang may immediately terminate the Cheng Consulting Agreement upon a material breach by the other party that has not been cured to the terminating party’s satisfaction within 30 days following written notice of said breach. Mr. Cheng may terminate on 30 days’ written notice for the Company’s uncured failure to meet its payment obligations within 30 days of receiving written notice of such failure from Mr. Cheng. The Company does not pay Mr. Cheng any cash compensation for his roles as Chairman of the Board and a Director of the Company. The Company, however, agreed to issue Mr. Cheng quarterly 250,000 Series A warrants per quarter for 20 quarters (i.e., 5 years) for a total amount of 5,000,000 Series A warrants, subject to his continued services as the Chairman of the Board and Director of the Company. Each Series A warrant is exercisable to purchase one share of common stock from the date of vesting until April 23, 2026.

Our directors are reimbursed for expenses incurred by them in connection with attending Board meetings. However, our directors, other than Mr. Cheng, do not receive any other compensation for serving on the Board.

Outstanding Equity Awards

The following table sets forth information regarding equity awards held by the named executive officers as of December 31, 2021:

	Warrant awards
Name	Number of securities underlying unexercised warrant awards (#) exercisable	Number of securities underlying unexercised warrant awards (#) unexercisable	Warrant award exercise price ($)	Warrant award expiration date
Yin-Chieh (“Jeff”) Cheng (1) Chairman of the Board, President, CEO, Director	2,000,000	2,000,000	$0.50	April 23, 2026
Shun-Chih (“Jimmy”) Chuang Chief Financial Officer (2)	125,000	–	$0.50	April 23, 2026
Hsien-Wen (“Stan”) Yu Chief Operating Officer (3)	120,000	–	$0.50	April 23, 2026

(1)	Pursuant to the Cheng Consulting Agreement, the Company agreed to issue Mr. Cheng 250,000 Series A warrants per quarter for 20 quarters (i.e., 5 years) for a total amount of 5,000,000 Series A warrants. Quarterly issuances are subject to Mr. Cheng’s continued services as the Chairman of the Board and Director of the Company. On December 31, 2021, the Company extended the expiration date of Series A warrants to April 23, 2026. On May 29, 2020, Mr. Cheng exercised 1,000,000 Series A Warrants and received an aggregate of 827,586 shares of common stock. The unexercised warrants were valued at $11,114,098 for the year ended December 31, 2021 using the Black Scholes methodology. The values of the warrants granted each year were $60,831 and $11,053,267 for the years ended December 31, 2020 and 2021, respectively, using Black-Scholes methodology.
(2)	On June 1, 2020 and December 1, 2021, the Company issued Shun-Chih Chuang 50,000 and 75,000 Class A warrants, respectively. On December 31, 2021, the Company extended the termination date of Class A warrant to April 23, 2026. The total value of the award was $694,631 for the year ended December 31, 2021 using Black Scholes methodology. The Class A warrants consist of the right to purchase one share of common stock of the Company for $0.50 per share.
(3)	On each of June 1, 2020 and December 1, 2021, the Company issued Hsien-Wen Yu 60,000 Class A warrants. On December 31, 2021, the Company extended the termination date of the Class A warrants to April 23, 2026. The total value of the award was $666,846 for the year ended December 31, 2020 using Black Scholes methodology. The Class A warrants consist of the right to purchase one share of common stock of the Company for $0.50 per share.

Severance and Change in Control Benefits

None of the employment agreements with our named executive officers provide severance benefits; however, the Cheng Consulting Agreement does provide certain change in control-related benefits to our principal executive officer, including vesting acceleration upon the occurrence of certain defined events.

Other Benefits

We provide vacation and other paid holidays to all employees, including our executive officers, which are comparable to those provided at peer companies. When offered, our executive officers will be eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability and accidental death and dismemberment insurance, our Equity Incentive Plan and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law, should such benefits exist. At this time, we do not provide special benefits or other perquisites to our executive officers.

The 2018 Equity Incentive Plan

In 2018, the Board and stockholders adopted the Company’s 2018 Stock Option and Award Incentive Plan, effective December 31, 2018. The 2018 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, and (iii) stock purchase rights. The 2018 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The 2018 Plan is administered by the Compensation Committee. The Board reserved 10,000,000 shares of common stock under the 2018 Plan. No awards have been granted to any of our officers or directors pursuant to the 2018 Plan.

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

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 21, 2022 with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of Company voting stock, (2) each of our directors, (3) each executive officer and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the voting stock is determined in accordance with the rules of the SEC and includes any shares of company voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 21, 2022. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of voting stock held by them. Applicable percentage ownership in the following table is based on 10,707,150 shares of common stock issued and outstanding on March 21, 2022, and after the offering assuming a unit offering consisting of shares of common stock (excluding shares of common stock which may be sold upon exercise of the underwriters’ over-allotment option), plus, for each individual, any securities that individual has the right to acquire within 60 days of March 21, 2022.

To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Name and Address of Beneficial Owner (1)	Title	Beneficially owned		Percentage of Outstanding Shares of Common Stock (2)
Officers and Directors
Yin-Chieh (“Jeff”) Cheng	Chairman of the Board, President, Chief Executive Officer, Director	7,542,586	(3)	58.21%
Shun-Chih (“Jimmy”) Chuang	Chief Financial Officer	875,000	(4)	8.08%
Hsien-Wen (“Stan”) Yu	Chief Operating Officer	120,000	(5)	1.11%
Gerald H. Lindberg	Secretary, Director	–		–
David Yu-Lung Kou	Director	–		–
Thomas A. Steele	Director	–		–
Hui-Ying Zhuang	Director	–		–
Officers and Directors as a Group (total of 7 persons)		8,537,586		64.67%

5% Stockholders
Erik S. Nelson		1,152,600	(6)	10.76%
Marina S. Fiorino		543,000	(7)	5.07%

(1)	Unless otherwise indicated, the principal address of the named officers and directors c/o Nocera, Inc., 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan.
(2)	Based on 10,707,150 shares of common stock issued and outstanding as of March 21, 2022. Any shares of common stock not outstanding which are issuable upon the exercise or conversion of other securities held by a person within the next 60 days are considered to be outstanding when computing such person’s ownership percentage of common stock but are not when computing anyone else’s ownership percentage.
(3)	Includes (i) 5,292,586 shares of common stock; and (ii) 2,250,000 shares of common stock issuable upon the exercise for Series A warrants at a price of $0.50 per share until April 23, 2026.
(4)	Includes (i) 750,000 shares of common stock; and (ii) 125,000 shares of common stock issuable upon the exercise of Class A warrants at a price of $0.50 per share until April 23, 2026.
(5)	Includes 120,000 shares of common stock issuable upon the exercise of Class A warrants for $0.50 per warrant until April 23, 2026.
(6)	Includes (i) 1,000,000 shares held by Nelson Fiorino Holdings, LLC, an entity of which Mr. Nelson has sole voting and dispositive control; (ii) 150,000 shares held by Coral Investment Partners, LP, which is 58% owned by Erik Nelson; and (iii) 2,600 shares personally held by Mr. Nelson. This does not include 650,000 shares of common stock issuable upon the exercise of Class A warrants for $0.50 per share until April 23, 2026 and 650,000 shares of common stock issuable upon the exercise of Class B warrants for $1.00 per share until April 23, 2026 since such Class A warrants and Class B warrants contain blockers that prohibit Mr. Nelson from exercising warrants if such exercise will result in the beneficial ownership of more than 4.99% (or if Mr. Nelson elects, 9.99%) of the Company’s outstanding stock. Mr. Nelson was the former Secretary and Director of the Company and resigned on December 31, 2021. Mr. Nelson’s business address is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(7)	The address for Ms. Fiorino is 1 San Marzano sul Sarno, Italy 84010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Under Item 404 of Regulation S-K, we are required to describe any transaction, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the smaller reporting company’s total assets at year end for the last two completed fiscal years, with a related person. A related person under Item 404 of Regulation S-K includes:

1.	any director or executive officer of the Company; or
2.	any immediate family member of a director or executive officer of the Company, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer or nominee for director, and any person (other than a tenant or employee) sharing the household of such director, executive officer or nominee for director; and
3.	a beneficial owner of 5% or more of the Company’s common stock at the time of the transaction or immediate family member of such stockholder.

The Company did not have any related party transactions reportable under Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2021 and 2020, we engaged Centurion ZD CPA & Co. as our independent registered accounting firm. For the years ended December 31, 2021 and 2020, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2021	2020
Audit Fees	$131,600	$23,400
Audit-Related Fees (1)	10,000	–
Tax Fees	–	–
All Other Fees	–	–
Total	$141,600	$23,400

(1)	Fees incurred in conjunction with consents for various registration statements filed during years.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: Please check “Index to Consolidated Financial Statements” of this Annual Report on Form 10-K.

2. Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein

3.1	Articles of Incorporation of Nocera, Inc.	Filed as Exhibit 3.1 to Form 10-12G filed on October 19, 2018.
3.2	Amended and Restated Articles of Incorporation of Nocera, Inc.	*
3.3	Amended and Restated Bylaws of Nocera, Inc.	Filed as Exhibit 3.1 to Current Report on Form 8-K filed on February 28, 2022.
3.4	Certificate of Amendment of Articles of Incorporation of Nocera, Inc.	Filed as Exhibit 3.2 to Form 10-12G filed on October 19, 2018.
3.5	Certificate of Change of Nocera, Inc.	Filed as Exhibit 3.3 to Form 10-12G filed on October 19, 2018.
3.6	Certificate of Amendment of Amended and Restated Articles of Incorporation of Nocera, Inc.	*
3.7	Certificate of Designation of Series A Preferred Stock of Nocera, Inc.	*
3.8	Articles of Incorporation of GSI Acquisition Corp.	Filed as Exhibit 3.3 to Form 8-K12G3 filed on January 31, 2019.
3.9	Articles of Association of Grand Smooth Inc Limited	Filed as Exhibit 3.4 to Form 8-K12G3 filed on January 31, 2019.
3.10	Agreement and Plan of Merger, dated as of December 27, 2018, by and among the Registrant, Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 10.1 to Form 8-K filed on December 31, 2018.
3.11	Amended Agreement and Plan of Merger, dated as of December 27, 2018, and effective as of December 31, 2018, by and among Nocera, Inc., Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
3.12	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited	Filed as Exhibit 3.5 to Form 8-K12G3 filed on January 31, 2019.
4.1	Description of Nocera, Inc.’s securities registered under section 12 of the Securities Exchange Act of 1934, as amended	*
10.1†	2018 Nocera, Inc. Stock Option and Award Incentive Plan	Filed as Exhibit 10.2 to Form 8-K12G3 filed on January 31, 2019.
10.2	Share Exchange Agreement	Filed as Exhibit 10.1 to Form 8-K12G3 filed on January 31, 2019.
10.3†	Consulting Agreement dated as of December 27, 2018, between Nocera, Inc. and Yin-Chieh Cheng	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
10.4	Regional Agency Cooperation Agreement dated as of September 2019, by and between Grand Smooth Inc Ltd and Jie Hao Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on October 30, 2019.
10.5	Procare International Co., Limited Project Contract	Filed as Exhibit 10.1 to Form 8-K filed on January 10, 2020.
10.6	Regional Agency Cooperation Supplementary Agreement dated as of May 31, 2020, by and between Grand Smooth Inc Ltd and JC Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on June 19, 2020.
10.7	Consulting Agreement dated as of May 15, 2020, between Nocera, Inc. and Atlanta Capital Partners, LLC	Filed as Exhibit 10.2 to Form 8-K filed on June 19, 2020.
10.8	Settlement Agreement and Release dated as of October 8, 2020, by and between Guizhou Wan Feng Hu Zhi Shui Chan Company, Ltd. and Nocera, Inc.	Filed as Exhibit 10.4 to Form 10-Q filed on November 16, 2020.
10.9	Exchange Agreement, Consent, and Representations dated as of December 31, 2020 of the Registrant and Agreement and Plan of Share Exchange for VIE Interest dated as of December 31, 2020, by and between Nocera, Inc., Xin Feng Construction Co. Ltd., and Shunda Feed Co. Ltd	Filed as Exhibit 2.1 to Form 8-K filed on January 4, 2021.
10.10	Voting Rights Proxy Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on January 4, 2021.
10.11	Exclusive Business Cooperation Agreement dated as of December 31, 2020, by and among Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.2 to Form 8-K filed on January 4, 2021.
10.12	Equity Pledge Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.3 to Form 8-K filed on January 4, 2021.
10.13	Exclusive Call Option Agreement dated as of December 31, 2020, by and among Nocera, Inc., Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.4 to Form 8-K filed on January 4, 2021.
10.14	Subscription Agreement dated as of April 1, 2021, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.4 to Form 10-Q filed on May 17, 2021.

10.15	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Shih-Chung Lin	*
10.16	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Han-Chieh Shih	*
10.17†	Employment Agreement dated as of August 16, 2019, by and between Nocera, Inc. and Hsien-Wen Yu	*
10.18†	Employment Agreement dated as of August 16, 2019, by and between Nocera, Inc. and Shun-Chih Chuang	*
10.19†	Employment Agreement dated as of January 3, 2022, by and between Nocera, Inc. and Gerald H. Lindberg	Filed as Exhibit 10.1 to Form 8-K filed on January 6, 2022.
10.20†	Addendum, dated December 31, 2021, to that certain Employment Agreement, dated August 16, 2019, between Nocera, Inc. and Shun-Chih Chuang	Filed as Exhibit 10.2 to Form 8-K filed on January 6, 2022.
10.21†	Addendum, dated December 31, 2021, to that certain Employment Agreement, dated August 16, 2019, between Nocera, Inc. and Hsien-Wen Yu	Filed as Exhibit 10.3 to Form 8-K filed on January 6, 2022.
21.1	List of Subsidiaries of Nocera, Inc.	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

 ________________________

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Dated: March 23, 2022	By:	/s/ Yin-Chieh Cheng
	Name:	Yin-Chieh Cheng
	Title:	President and Chief Executive Officer

Dated: March 23, 2022	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yin-Chieh Cheng	Chairman of the Board, CEO, President, Director	March 23, 2022
Yin-Chieh Cheng	(Principal Executive Officer)

/s/ Shun-Chih Chuang	Chief Financial Officer	March 23, 2022
Shun-Chih Chuang	(Principal Financial and Accounting Officer)

/s/ Gerald H. Lindberg	Director	March 23, 2022
Gerald H. Lindberg

/s/ David Yu-Lung Kou	Director	March 23, 2022
David Yu-Lung Kou

/s/ Thomas A. Steele	Director	March 23, 2022
Thomas A. Steele

/s/ Hui-Ying Zhuang	Director	March 23, 2022
Hui-Ying Zhuang

NOCERA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nocera, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nocera, Inc. and its subsidiaries (the "Group") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group at December 31, 2021 and 2020, and the results of its operations and its cash flows for the year then ended, in conformity with the U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

During the year ended December 31, 2021, the Company issued performance shares and warrants to employees including key management personnel as well as to consultants which were accounted for as share based compensation. The Company’s valuation of share-based compensation is complex and subject to significant management estimates and judgement. The Company used black-scholes model to evaluate the fair value of the warrants issued which requires management to make significant assumptions related to input of the pricing model.

Critical Audit Matter Description

During the year ended December 31, 2021, the Company issued performance shares and warrants to employees including key management personnel as well as to consultants which were accounted for as share based compensation. The Company’s valuation of share-based compensation is complex and subject to significant management estimates and judgement. The Company used black-scholes model to evaluate the fair value of the warrants issued which requires management to make significant assumptions related to input of the pricing model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included but were not limited to:

•	Evaluating management’s assessment of the valuation and recognition of the options.
•	Obtaining an understanding of the key terms and conditions of the performance shares and options by inspecting relevant agreements.
•	Holding discussions with management to understand the share based payment arrangements in place
•	Recalculating the estimated fair value of the performance shares and options using the valuation methodology selected, including assessing the reasonableness of the methodology used and key inputs used in the Company’s valuation model.
•	Reviewing the adequacy of the Company’s disclosures in respect of the accounting treatment of share-based payments in the financial statements, including the significant judgments involved, and the accounting policy adopted.

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Group's auditor since 2020.

Hong Kong, China

March 23, 2022

ID 2769

NOCERA, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$2,444,009	$1,023,531
Accounts receivable, net	699,555	432,309
Inventories, net	1,488,681	1,723,674
Advance to suppliers	42,969	1,732
Prepaid expenses and other assets, net	107,444	3,161
Due from related parties	1,615,217	896,876
Total current assets	6,397,875	4,081,283
Retention receivables	69,489	458,392
Deferred tax assets, net	–	2,300
Property and equipment, net	71,245	50,926
Goodwill	332,040	332,040
Total assets	6,870,649	4,924,941
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Notes payable	92,112	187,447
Accounts payable	17,442	18,798
Other payables and accrued liabilities	142,426	56,836
Advance receipts	1,051,121	1,285,777
Due to related parties	39,341	7,681
Warrant liability	312,320	–
Dividend payable	6,312	–
Income tax payable	387,319	285,186
Bank borrowing	52,292	532,824
Total current liabilities	2,100,685	2,374,549
Deferred tax liabilities, net	–	–
Total liabilities	2,100,685	2,374,549
Commitments and contingencies	–	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 10,607,150 shares and 9,131,786 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	10,607	9,132
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares and nil shares, issued and outstanding as of December 31, 2021 and 2020, respectively)	80	–
Additional paid-in capital	14,472,705	2,692,973
Statutory and other reserves	191,219	191,219
(Accumulated losses) retained earnings	(9,918,553)	(293,162)
Accumulated other comprehensive loss	13,906	(49,770)
Total Nocera, Inc.’s stockholders’ equity	4,769,964	2,550,392
Non-controlling interests	–	–
Total equity	4,769,964	2,550,392
Total liabilities and equity	$6,870,649	$4,924,941

See notes to the consolidated financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Stated in US Dollars)

	For the years ended December 31,
	2021	2020

Net sales	$9,945,325	$1,170,156
Cost of sales	(9,000,733)	(526,343)
Gross profit	944,592	643,813
Operating expenses
General and administrative expenses	(10,419,684)	(1,325,696)
Total operating expenses	(10,419,684)	(1,325,696)
Loss from operations	(9,475,092)	(681,883)
Other income (expense)	(4,055)	36
Loss before income taxes	(9,479,147)	(681,847)
Income tax benefit	(139,932)	42,777
Net loss	(9,619,079)	(639,070)
Less: Net loss attributable to non-controlling interests	–	(6,705)
Net loss attributable to the company	(9,619,079)	(632,365)
Comprehensive loss
Net loss	(9,619,079)	(639,070)
Foreign currency translation loss	63,248	31,081
Total comprehensive loss	(9,555,831)	(607,989)
Less: Net loss attributable to non-controlling interest	–	(6,705)
Less: Foreign currency translation loss attributable to non-controlling interest	–	(499)
Comprehensive loss attributable to the Company	$(9,555,831)	$(600,785)
Loss per share
Basic	$(1.0500)	$(0.0538)
Diluted	$(1.0500)	$(0.0538)
Weighted average number of common shares outstanding
Basic	9,160,862	11,752,447
Diluted	9,160,862	11,752,447

See notes to the consolidated financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in US Dollars)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2020	12,354,200	12,354	–	–	271,915	191,219	339,203	(81,350)	733,341	29,072	762,413
Termination of VIE agreements with GZWFH	(4,750,000)	(4,750)	–	–	–	–	–	–	(4,750)	(21,868)	(26,618)
Foreign currency translation adjustments	–	–	–	–	–	–	–	31,580	31,580	(499)	31,081
Issuance of new shares	1,527,586	1,528	–	–	2,154,472	–	–	–	2,156,000	–	2,156,000
Share-based compensation	–	–	–	–	266,586	–	–	–	266,586	–	266,586
Net loss	–	–	–	–	–	–	(632,365)	–	(632,365)	(6,705)	(639,070)
Balance, December 31, 2020	9,131,786	9,132	–	–	2,692,973	191,219	(293,162)	(49,770)	2,550,392	–	2,550,392

Common stock and warrant issuance	48,000	48	–	–	2,832	–	–	–	2,880	–	2,880
Preferred stock and warrant issuance	–	–	80,000	80	29,520	–	–	–	29,600	–	29,600
Changes in fair value of warranty liabilities	–	–	–	–	(24,800)	–	–	–	(24,800)	–	(24,800)
Issuance of new shares upon private placement	836,000	836	–	–	2,089,164	–	–	–	2,090,000	–	2,090,000
Consultancy services settled by equities	505,000	505	–	–	3,044,645	–	–	–	3,045,150	–	3,045,150
Share-based compensation	86,364	86	–	–	6,638,371	–	–	–	6,638,457	–	6,638,457
Foreign currency translation Adjustments	–	–	–	–	–	–	–	63,676	63,676	–	63,676
Preferred stock dividend	–	–	–	–	–	–	(6,312)	–	(6,312)	–	(6,312)
Net loss	–	–	–	–	–	–	(9,619,079)	–	(9,619,079)	–	(9,619,079)
Balance, December 31, 2021	10,607,150	10,607	80,000	80	14,472,705	191,219	(9,918,553)	13,906	4,769,964	–	4,769,964

See notes to the consolidated financial statements

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	December 31, 2021	December 31, 2020
	$	$
Cash flows from operating activities:
Net loss	(9,619,079)	(639,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	6,127	74,958
Amortization	–	53,156
Impairment of GZWFH	–	522,291
Deferred income tax	2,258	73,150
Changes in fair value of warranty liabilities	24,800	–
Consultancy services settled by equities	3,045,150	–
Share-based compensation	6,638,371	265,758
Changes in operating assets and liabilities:
Accounts receivable, net	(252,338)	1,406,867
Inventories	278,100	268,285
Advance to suppliers	(40,563)	824
Prepaid expenses and other assets, net	(66,232)	61,987
Retention receivables	395,579	24,894
Notes payable	(99,106)	(10,180)
Accounts payable	10,092	(236,137)
Advance from customers	–	(395,751)
Other payables and accrued liabilities	103,599	(299,345)
Income tax payable	92,346	(629,676)
Deferred revenue	–	(593,445)
Operating lease liability	–	(8,563)
Advance receipts	(267,375)	(69,827)
Net cash provided by (used in) operating activities	251,729	(129,824)

Cash flows from investing activities
Purchase of property and equipment	(25,067)	(57,153)
Purchase of intangible assets	–	(25,360)
Disposal of GZ WFH	–	(4,099)
Cash acquired from merger	–	857,555
Net cash (used in) provided by investing activities	(25,067)	770,943

Cash flows from financing activities:
Proceeds from related parties	(718,341)	664,454
Repayment to related parties	–	(402,531)
Proceeds from common stock and warrant issuance	120,000	–
Proceeds from preferred stock and warrant issuance	200,000	–
Proceeds from issuance of common stock	2,090,000	–
Repayment of short-term bank loan	(487,826)	(44,444)
Net cash provided by financing activities	1,203,833	217,479

Effect of exchange rate changes on cash and cash equivalents	(10,017)	136,394
Net increase in cash and cash equivalents	1,420,478	994,992
Cash and cash equivalents at beginning of year	1,023,531	28,539
Cash and cash equivalents at end of year	2,444,009	1,023,531

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

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

Reverse merger

Effective December 31, 2018, Nocera completed a reverse merger transaction (the “Transaction”) pursuant to an Agreement and Plan of Merger (the “Agreement”), with (i) GSI, (ii) GSI’s stockholders, Yin-Chieh Cheng and Zhang Bi, who together owned shares constituting 100% of the issued and outstanding ordinary shares of GSI (the “GSI Shares”) and (iii) GSI Acquisition Corp. Under the terms of the Agreement, the GSI Stockholders transferred to Nocera all of the GSI Shares in exchange for the issuance of 10,000,000 shares (the “Shares”) of Nocera’s common stock (the “Share Exchange”). As a result of the reverse merger, GSI became Nocera’s wholly-owned subsidiary and Yin-Chieh Cheng and Zhang Bi, the former stockholders of GSI, became Nocera’s controlling stockholders. The share exchange transaction with GSI was treated as a reverse merger, with GSI as the accounting acquirer and Nocera as the acquired party.

GSI is a limited company established under the laws and regulations of Hong Kong on August 1, 2014, and is a holding company without any operation.

GZ WFH was incorporated in Xingyi City, Guizhou Province, People’s Republic of China (PRC) on October 25, 2017, and is engaged in providing fish farming containers service, which integrates sales, installments, and maintenance of aquaculture equipment. The registered capital of GZ WFH is RMB$5,000,000 (equal to US$733,138).

On November 13, 2018, GSI incorporated GZ GST in PRC with registered capital of US$15,000.

Divestiture

On September 21, 2020, the Company filed a Current Report on Form 8-K outlining the lack of communication that led to the termination by Nocera, Inc. of its relationship with Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited (“GZ WFH”) and its management, and termination of the Variable Interest Entity agreements between the parties.

Subsequently on October 8, 2020, Zhang Bi and GZ WFH entered into a Settlement Agreement and Release with Nocera, Inc. wherein all claims as to GZ WFH’s debt (claim to shares in Nocera, Inc. or GZ GST) were compromised, settled, and otherwise resolved as to any and all claims or causes of action whatsoever against Nocera for any matter, action, or representation as to Nocera, and any debt to ownership of Nocera or GZ GST up to the date of the agreement. The consideration for the agreement was mutual waiver of any and all claims against each other and GZ GST, and GZ WFH (including Zhang Bi) waives any claims to Nocera stock, meaning the 4,750,000 shares of common stock of Nocera owned by Zhang Bi were cancelled as part of the agreement. The Settlement Agreement and Release is attached hereto as Exhibit 10.8.

The VIE Agreements

On December 31, 2020, Nocera and XFC, a domestic funded limited liability company registered in Taiwan (R.O.C), entered into a series of contractual agreements (“VIE Agreements”) whereby Nocera, Inc. agreed to provide technical consulting and related services to XFC. As a result, Nocera has been determined to be the primary beneficiary of XFC and XFC became a VIE (Variable Interest Entity) of Nocera.

On December 31, 2020, Nocera exchanged 700,000 shares of the Company’s restricted common stock to Shareholders of XFC in exchange for 100% controlling interest in XFC.

The VIE structure was adopted mainly because we engage in business in an industry that prohibits foreign investment (e.g., construction) and of which requires special licenses in Taiwan. We are not currently planning to engage in business in mainland China or Hong Kong, and as a result, we are not currently required to obtain any special licenses in mainland China or Hong Kong. The Company has entered into the following contractual arrangements with a stockholders of XFC, that enable the Company to (1) have the power to direct the activities that most significantly affects the economic performance of XFC, and (2) receive the economic benefits of XFC that could be significant to XFC. The Company is fully and exclusively responsible for the management of XFC, assumes all of the risk of losses of XFC and has the exclusive right to exercise all voting rights of XFC’s stockholders. Therefore, in accordance with ASC 810 “Consolidation”, the Company is considered the primary beneficiary of XFC and has consolidated XFC’s assets, liabilities, results of operations, and cash flows in the accompanying consolidated financial statements.

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

Note 2      GOING CONCERN

The Company had net loss of $9.6 million for the year ended December 31, 2021, which raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, would enable to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and it has prepared the consolidated financial statements on a going concern basis.

a)	The Company started its business operation in 2018 and is continuing to focus on its business development and ultimately to attain profitable operations. XFC, the Company’s VIE in Taiwan, continuously receives orders from its customers. The Company expects XFC to generate $5 million of revenue in the coming twelve months. Moreover, NTB, the Company’s Taiwan branch, will keep engaged in the fish brokerage business, which is expected to generate $5 million of revenue in the coming twelve months.

b)	The Company obtained a financial support letter from Mr. Yin-Chieh Cheng, the chief executive officer, also the Chairman of the Board and a principal shareholder of the Company.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful receivables; the useful lives of property and equipment and intangible assets; impairment of long-lived assets; recoverability of the carrying amount of inventory; fair value of financial instruments; provisional amounts based on reasonable estimates for certain income tax effects of the Tax Act and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

There was one customer who represented 58.22% of the Company's total revenue during the years ended December 31, 2021. There were two customers who represented 96.44% of the Company's total revenue during the years ended December 31, 2020.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	December 31, 2021	December 31, 2020

Percentage of the Company’s accounts receivable
Customer A	16.37%	26.33%
Customer B	59.53%	73.67%
Customer C	16.30%	–
	92.20%	100.00%

The following table sets forth a summary of single suppliers who represent 10% or more of the Company’s total purchase:

	For the years ended December 31,
	2021	2020

Percentage of the Company’s purchase
Supplier A	48.76%	100%
Supplier B	15.14%	–
Supplier C	14.26%	–
	78.16%	100%

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

As of December 31, 2021 and 2020, there are no assets or liabilities that are measured and reported at fair value on a recurring basis.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2021 and 2020 were $2,444,009 and $1,023,531, respectively.

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

Goodwill and Intangible Assets

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually as of October 1st of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount.

We recognize intangibles assets in accordance with ASC 350, Intangibles—Goodwill and Other. Acquired intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows. Although these assets are not currently impaired, there can be no assurance that future impairments will not occur.

Share-Based Compensation

We determine our share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees based on the grant date fair value of the award.

Determining the appropriate fair value model and calculating the fair value of phantom award grants requires the input of subjective assumptions. We use the Black-Scholes pricing model to value our phantom awards. Share-based compensation expense is calculated using our best estimates, which involve inherent uncertainties and the application of management’s judgment. Significant estimates include our expected volatility. If different estimates and assumptions had been used, our phantom unit valuations could be significantly different and related share-based compensation expense may be materially impacted.

The Black-Scholes pricing model requires inputs such as the risk-free interest rate, expected term, expected volatility and expected dividend yield. We base the risk-free interest rate that we use in the Black-Scholes pricing model on zero coupon U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The expected term of phantom awards is estimated from the vesting period of the award and represents the weighted average period that our phantom awards are expected to be outstanding. We estimated the volatility based on the historic volatility of our guideline companies, which we feel best represent our company. We have never paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero in the pricing model. We account for forfeitures as they occur.

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

The Company provides goods, maintenance service warranties for the goods sold with a period varying from 18 months to 72 months, which majority are 18 months, and exclusive sales agency license to its customers. For performance obligation related to providing products, the Company expects to recognize the revenue according to the delivery of products. For performance obligation related to maintenance service warranties, the Company expects to recognize the revenue on a ratable basis using a time-based output method. The performance obligations are typically satisfied as services are rendered on a straight-line basis over the contract term, which is generally for 18 months as majority of the maintenance service warranties periods provided are 18 months. For performance obligation related to exclusive agency license, the Company recognizes the revenue ratably upon the satisfaction over the estimated economic life of the license.

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

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The Company records interest and penalties on uncertain tax provisions as income tax expense. There are no uncertain tax positions as of December 31, 2021 and 2020, and the Company has no accrued interest or penalties related to uncertain tax positions. The company does not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of the Company’s net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar (“US$”). The functional currency of the Company’s subsidiary and the consolidated VIE is RMB. In the consolidated financial statements, the financial information of the Company’s subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of December 31, 2021 and 2020 are 6.4854 and 6.5249, respectively. The annual average exchange rates for the year ended December 31, 2021 and 2020 are 6.3700 and 6.8996, respectively.

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

Note 4     ACCOUNTS RECEIVABLE, NET

As of December 31, 2021 and 2020, accounts receivable consisted of the following:

	December 31, 2021	December 31, 2020
	$	$
Accounts receivable	699,555	432,309
Less: Allowance for doubtful accounts	–	–
Total	699,555	432,309

For the years ended December 31, 2021 and 2020, the Company has recorded provision for doubtful accounts of nil and nil, respectively.

Note 5     INVENTORIES, NET

As of December 31, 2021 and 2020, inventories consisted of the following:

	December 31, 2021	December 31, 2020
	$	$
Raw materials	97,163	115,373
Work in process	1,391,518	1,608,301
Total	1,488,681	1,723,674

The inventory write downs were $nil and $nil for the years ended December 31, 2021 and December 31, 2020, respectively.

Note 6     ADVANCE TO SUPPLIERS

Balances of advances to suppliers were $42,969 and $1,732 as of December 31, 2021 and 2020, respectively, which represented prepayments to suppliers for raw materials.

Note 7     PREPAID EXPENSES AND OTHER ASSETS, NET

	December 31, 2021	December 31, 2020
	$	$
Other receivables from third party	107,444	3,161
Others	–	–
	107,444	3,161
Less: Allowance for doubtful accounts	–	–
Prepaid expenses and other assets, net	107,444	3,161

Note 8     PROPERTY AND EQUIPMENT, NET

As of December 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	December 31, 2021	December 31, 2020
	$	$
Furniture and fixtures	–	–
Equipment	78,802	51,287
Leasehold improvement	–	–
Vehicle	–	–
	78,802	51,287
Less: Accumulated depreciation	(7,557)	(361)
Property and equipment, net	71,245	50,926

Depreciation expenses for the years ended December 31, 2021 and 2020 were $6,127 and $74,958, respectively.

Note 9     Goodwill

As of December 31, 2021 and December 31, 2020, goodwill consisted of the followings:

	December 31, 2021	December 31, 2020
	$	$
Goodwill - XFC	332,040	332,040

Accumulated amortization	–	–
Balance at end of year	332,040	332,040

Note 10     WARRANTS

On April 1, 2021, the Company entered in a securities purchase agreement with certain investors for an aggregate of 80,000 shares of its preferred stock at a per share purchase price of $2.50. As part of the transaction, the investors received one Class C warrant and one Class D warrant for the subscription of each preferred share. The Class C warrants consist of the right to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $2.50 per share exercisable for 36 months from the date of inception. The Class D warrants consist of the right to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $5.00 per share exercisable for 36 months from the date of inception. The subscription was completed on August 10, 2021.

On September 27, 2021 the Company entered into another securities purchase agreement with the same investors, pursuant to which the Company issued in a registered direct offering, an aggregate of 48,000 shares of common stock of the Company at a per share purchase price of $2.50. In addition, the investors also received one Class C warrant and one Class D warrant for the subscription of each preferred share. The Class C warrants consist of the right to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $2.50 per share exercisable for 36 months from the date of inception. The Class D warrants consist of the right to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $5.00 per share exercisable for 36 months from the date of inception.

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2021	December 31, 2020
	$	$
Balance at the beginning of period	–	–
Warrants issued to investors	287,520	–
Warrants redeemed	–	–
Fair value change of warrants included in earnings	24,800	–
Total	312,320	–

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2021	–	–	–
Exercisable at January 1, 2021	–	–	–
Granted	256,000	3.75	3.00
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at December 31, 2021	256,000	3.75	2.66
Exercisable at December 31, 2021	256,000	3.75	2.66

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

The components of lease expenses for the year ended December 31, 2021 and December 31, 2020 were as follows:

	Statement of Income Location	For the year ended December 31, 2021	For the year ended December 31, 2020

		$	$
Lease Costs
Operating lease expense	General and administrative expenses	4,424	26,224
Total net lease costs		4,424	26,224

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2021 and December 31, 2020 are US$ nil.

Note 12     OTHER PAYABLES AND ACCRUED LIABILITIES

	December 31, 2021	December 31, 2020
	$	$
VAT payable	40,023	12,235
Salary payable	89,775	920
Others	12,628	43,681
Total	142,426	56,836

Note 13     TAXATION

The Company and its subsidiary, and the consolidated VIE file tax returns separately.

1) Value-added tax (“VAT”)

PRC

Pursuant to the Provisional Regulation of the PRC on VAT and the related implementing rules, all entities and individuals (“taxpayers”) that are engaged in the sale of products in the PRC are generally required to pay VAT, at a rate of which was changed from 16% to 13% on April 1, 2019 of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. GZ WFH also subjected to 10% for the installment service provided.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. The Company has completed the assessment of the income tax effect of the Tax Act and there were no adjustments recorded to the provisional amounts.

The Coronavirus Aid, Relief and Economy Security (CARES) Act (the “CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a significant tax impact on its financial statements and will continue to examine the impact the CARES Act may have on its business.

The Company evaluated the Global Intangible Low Taxed Income (“GILTI”) inclusion on current earnings and profits of greater than 10% owned foreign controlled corporations. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The law also provides that corporate taxpayers may benefit from a 50% reduction in the GILTI inclusion, which effectively reduces the 21% U.S. corporate tax rate on the foreign income to an effective rate of 10.5%. The GILTI inclusion further provides for a foreign tax credit in connection with the foreign taxes paid. In 2019, the Company recorded a GILTI inclusion of $152,829. The Company has elected to treat the financial statement impact of GILTI as current period expenses.

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

Taiwan

The Company’s loss before income taxes is primarily derived from the operations in Taiwan and income tax expense is primarily incurred in Taiwan.

As a result of amendments to the “Taiwan Income Tax Act” enacted by the Office of the President of Taiwan on February 7, 2018, the statutory income tax rate increased from 17% to 20% and the undistributed earning tax, or a surtax, decreased from 10% to 5% effective from January 1, 2018. As a result, the statutory income tax rate in Taiwan is 20% for the years ended August 31, 2021 and 2020. An additional surtax, of which rate was reduced from 10% to 5% being applied to the Company starting from September 1, 2018, is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as a legal reserve before the end of the following year. The 5% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

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

As of December 31, 2021, The Company’s subsidiary in Hong Kong had net operating loss carry forwards available to offset future taxable income. The net operating losses will be carryforward indefinitely under Hong Kong Profits Tax regulation. There is a full valuation allowance applied against these loss carry forward as management determined it was not more likely than not that these net operating losses would be utilized in the foreseeable future.

PRC

WFOE and the consolidated VIE established in the PRC are subject to the PRC statutory income tax rate of 25%, according to the PRC Enterprise Income Tax (“EIT”) law.

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25% for the year ended December 31, 2021 and 2020. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred.

The components of the income tax (benefit) expense are:

	For the years ended December 31,
	2021	2020
	$	$
Current	139,932	–
Deferred	–	(42,777)
Total income tax expense (benefit)	139,932	(42,777)

The reconciliation of income taxes expenses computed at the TW statutory tax rate (2020: at PRC statutory tax rate) applicable to income tax expense is as follows:

	For the years ended December 31,
	2021		2020
Taiwan (2020 - PRC) income tax statutory rate	20.00%		25.00%
Tax effect of non-deductible expense	(6.78)		–
Tax effect of stock-based compensation	(14.71)		–
Tax effect of non-taxable income	–		–
Tax effect of different tax rates in other jurisdictions	1.07		–
GILTI Tax impact	–		–
Changes in valuation allowance	(1.01%	)	(18.73%	)
Effective tax rate	(1.43%	)	6.27%

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	December 31, 2021	December 31, 2020
	$	$
Deferred tax assets
Tax loss carried forward	–	2,300
Allowance for doubtful receivables	–	–
Total deferred tax assets	–	2,300
Valuation allowance	–	–
Total deferred tax assets, net	–	2,300

Deferred tax liabilities
Property and equipment, difference in depreciation	–	–

Deferred tax liabilities, net	–	–

The valuation allowance as of December 31, 2021 and 2020 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	December 31, 2021	December 31, 2020
	$	$
Balance at beginning of the year	–	(304,418)
Additions of valuation allowance	95,844	–
Reductions of valuation allowance	–	304,418
Balance at the end of the year	95,844	–

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

As of December 31, 2021 and 2020, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intends to reinvest its earnings to potentially continue its business in mainland China, namely the manufacturing of the RASs through GZ GST, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 14     RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	December 31, 2021	December 31, 2020
	$	$
Mountain Share Transfer, LLC (2)	39,341	7,681

Due from a related party

The balance due from a related party was as following:

	December 31, 2021	December 31, 2020
	$	$
Mr. Yin-Chieh Cheng (1)	–	19,067
Taisi Electrical & Plumbing Co. Pte Ltd. (3)	1,615,217	877,809
Total	1,615,217	896,876

Note:

(1)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) is the chairman the Company, and he holds 42.5% shares of the Company. The balance due to Mr. Cheng as of December 31, 2020 mainly represented the amount paid by Mr. Cheng on behalf of the Company. In September 2019, Mr. Cheng took over the receivable amount of the concert the Company invested in November 2018, and assumed the liability of $551,457 related to such receivable to the Company. In September 2019, Mr. Cheng collected the payment of $1,000,000 from JCD, our exclusive sales agent in Asia Pacific, on behalf of the Company. As agreed between Mr. Cheng and the Company, the due from balance was netted off by due to balances.

(2)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(3)	Mr. Tsai Wen-Chih is the director of XFC and has control power over Taisi Electrical & Plumbing Co. Pte Ltd. The Company took over the receivable amount of $877,809 from acquisition of XFC in December 2020. None of the receivables have been impaired and it is expected that the full contractual amounts can be collected.

Related party transactions

The details of the related party transactions were as follows:

	For the years ended December 31,
	2021	2020
	$	$
Paid on behalf of the Company
Mr. Zhang Bi (1)	–	3,455
Mr. Yin-Chieh Cheng (1)	–	86,320
Mountain Share Transfer, LLC (1)	–	7,000

Repayment to related party
Mr. Yin-Chieh Cheng	–	665,000

Note:

(1)	The transactions represent the amount paid by Mr. Zhang Bi, Mr. Yin-Chieh Cheng, and Mountain Share Transfer, LLC on behalf of the Company for its daily operation.

Note 15     COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each, and issued ordinary shares were 10,607,150 and 9,131,786 as of December 31, 2021 and 2020, respectively.

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

On June 1, 2020, Nocera granted Mr. Shun-Chih Chuang and Mr. Hsien-Wen Yu 50,000 shares of Class A warrants and 60,000 shares of Class A warrants separately, each with exercise price of $0.50 per share, for serving as the Company’s Chief Financial Officer and Chief Operating Officer. The Company also granted 2 employees 50,000 shares of Class A warrants with exercise price of $0.50 per share. The Class A warrants consist of the right to purchase one share for $0.50 per share from the date of issuance until April 23, 2026.

On June 1, 2020, Nocera granted Mr. Michael A. Littman 50,000 shares of Class A warrants with exercise price of $0.50 per share and 50,000 shares of Class B warrants with exercise price of $1.00 per share. Mr. Littman exercised 50,000 shares of Class A warrants and 50,000 shares of Class B warrants on August 11, 2021. The Class B warrants consist of the right to purchase one share for $1.00 per share separately from the date of issuance until April 23, 2026.

On December 1, 2021, Nocera granted Mr. Shun-Chih Chuang and Mr. Hsien-Wen Yu 75,000 shares of Class A warrants and 60,000 shares of Class A warrants separately, each with exercise price of $0.50 per share, for serving as the Company’s Chief Financial Officer and Chief Operating Officer. The Company also granted 2 employees 70,000 shares of Class A warrant with exercise price of $0.50 per share.

On December 31, 2021, the Company issued an aggregate of 505,000 shares of common stock to Mr. Shun-Chih Chuang and a total of five consultants in consideration for services rendered.

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	December 31, 2021	December 31, 2020

Dividend yield	N/A	N/A
Risk-free interest rate	1.16%	0.20%
Expected term (in years)	4.31	2.88
Volatility	48.15%	407.00%

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

For the years ended December 31, 2021 and December 31, 2020, $6,638,371 and $266,586 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

As of December 31, 2021, total unrecognized compensation cost related to unvested share-based compensation awards was $11,114,097. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining vesting period of 1.99 years.

Note 17     PREFERRED STOCK

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

Note 18     (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2021 and 2020.

	For the years ended December 31,
	2021	2020
	$	$
Numerator:
Net loss attributable to the Company	(9,619,079)	(632,365)
Denominator:
Weighted-average shares outstanding
- Basic	9,160,862	11,752,447
- Diluted	9,160,862	11,752,447
Earnings (loss) per share:
- Basic	(1.0500)	(0.0538)
- Diluted	(1.0500)	(0.0538)

Basic net (loss) income per common share is computed using the weighted average number of the common shares outstanding during the period. Diluted (loss) income per share is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding which include 5,473,636 warrants outstanding as of December 31, 2021.

Note 19     COMMITMENTS AND CONTINGENCIES

Capital commitments

As of December 31, 2021 and 2020, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $nil.

Contingencies

In the ordinary course of business, the Company may be subject to legal proceeding regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

The Company has no significant pending litigation for the year ended December 31, 2021 and 2020.

NOTE 20 BUSINESS COMBINATION

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

Note 21     SUBSEQUENT EVENT

Consulting Agreements

On January 3, 2022, the Company entered into a consulting agreement with a consultant. The term the consulting agreement is from January 3, 2022 to January 2, 2025. In consideration for services rendered under the consulting agreement, the Company agreed to issue the consultant 60,000 Class A warrants, vesting in three equal installments commencing on the first anniversary date of the consulting agreement. Each Class A warrant is exercisable to purchase one share of common stock for $0.50 per share from the date of vesting until April 23, 2026.

On January 3, 2022, the Company entered into two consulting agreements with two consultants. The term of each consulting agreement is from January 3, 2022 to January 2, 2025. In consideration for services rendered under the consulting agreements, the Company agreed to issue the consultants an aggregate of 90,000 Class C Warrants, vesting in three equal installments commencing on the first anniversary date of the consulting agreements. Each Class C Warrant is exercisable to purchase one share of common stock for $2.50 per share from the date of vesting in each installment until the third anniversary date of the date of vesting.

The foregoing securities were issued in reliance on the exclusion from registration provided by Rule 903 of Regulation S under the Securities Act due to the fact that such persons was a non-U.S. Person (as defined under Rule 902 Section (k)(2)(i) of Regulation S).

Gerald H. Lindberg’s Employment Agreement

On January 3, 2022, the Company agreed to issue 60,000 Class C warrants to Gerald H. Lindberg in connection with the Employment Agreement, dated January 3, 2022, between the Company and Mr. Lindberg, as more fully described under Item 5.02 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on January 5, 2022. The Class C warrants issued to Mr. Lindberg vest in three equal installments over a three-year period, commencing on the first-year anniversary date of Mr. Lindberg’s employment agreement. Each Class C warrant will be exercisable to purchase one share of common stock for $2.50 per share from the vesting date until the third anniversary of such vesting date. The Company agreed to issue the foregoing Class C warrants to Mr. Lindberg pursuant to the exemption from the registration requirements of the Securities Act of 1933 available under Section 4(a)(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

Issuance of Common Stock to CARMEL, MILAZZO & FEIL LLP

On January 28, 2022, the Company issued 100,000 common shares as consideration to CARMEL, MILAZZO & FEIL LLP, which has served as the Company’s legal counsel since November 2021, according to the engagement letter signed by mutual parties.

