Form 10-Q
period 2022-03-31
NOCERA, INC.
filed 2022-05-12
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Yes ☐ No ☒

There were 10,707,150 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 12, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” and “continue” or the negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees of future performance. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates.

We cannot predict all the risks and uncertainties that may impact our business, financial condition or results of operations. Accordingly, the forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or projected future results of our operations, including statements about potential acquisition or merger targets, strategies or plans; business strategies; prospects; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results; and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to a variety of factors and risks, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 23, 2022.

Many of those risks and factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	March 31, 2022	December 31, 2021
	(Unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	1,961,777	2,444,009
Accounts receivable, net	531,522	699,555
Inventories	1,618,264	1,488,681
Advances to suppliers	17,917	42,969
Prepaid expenses and other assets, net	23,015	107,444
Due from a related party	2,073,362	1,615,217
Total current assets	6,225,857	6,397,875

Non-current assets
Retention receivables	47,946	69,489
Deferred tax asset, net	–	–
Property and equipment, net	68,444	71,245
Goodwill	332,040	332,040
Total non-current assets	448,430	472,774

TOTAL ASSETS	6,674,287	6,870,649

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Notes payable	–	92,112
Accounts payable	–	17,442
Other payables and accrued liabilities	69,387	142,426
Advance receipts	1,407,854	1,051,121
Due to related parties	15,334	39,341
Warrant liability	312,320	312,320
Dividend payable	6,312	6,312
Income tax payable	112,885	387,319
Bank borrowing	50,565	52,292
Total current liabilities	1,974,657	2,100,685

TOTAL LIABILITIES	1,974,657	2,100,685

Commitments and contingencies	–	–

EQUITY
Common stock ($0.001 par value; authorized 200,000,000 shares; 10,707,150 shares issued and outstanding as of March 31, 2022 and 10,607,150 shares issued and outstanding as of December 31, 2021, respectively)	10,707	10,607
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021)	80	80
Additional paid-in capital	15,078,760	14,472,705
Statutory and other reserves	191,219	191,219
(Accumulated losses) Retained earnings	(10,724,273)	(9,918,553)
Accumulated other comprehensive loss	143,137	13,906
TOTAL NOCERA, INC.’S STOCKHOLDERS’ EQUITY	4,699,630	4,769,964
Non-controlling interests	–	–
TOTAL STOCKHOLDER EQUITY	4,699,630	4,769,964
TOTAL LIABILITIES AND STOCKHOLDER EQUITY	6,674,287	6,870,649

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2022	2021
	$	$
Net sales	2,919,045	1,579,486
Cost of sales	(2,863,803)	(1,230,842)
Gross profit	55,242	348,644

Operating expenses
General and administrative expenses	(860,953)	(235,235)
Total operating expenses	(860,953)	(235,235)

(Loss) Income from operations	(805,711)	113,409

Other expense	–	(1,759)
(Loss) Income before income taxes	(805,711)	111,650

Income tax expense	(9)	(62,160)
Net (loss) income	(805,720)	49,490

Less: Net loss attributable to non-controlling interests	–	–
Net (loss) income attributable to the company	(805,720)	49,490

Comprehensive Income
Net (loss) income	(805,720)	49,490
Foreign currency translation (loss) gain	(129,231)	1,669
Total comprehensive (loss) income	(934,951)	51,159

Less: comprehensive loss attributable to non-controlling interest	–	–
Comprehensive (loss) income attributable to the Company	(934,951)	51,159

(Loss) Income per share
Basic	(0.0755)	0.0054
Diluted	(0.0755)	0.0036

Weighted average number of common shares outstanding
Basic	10,677,150	9,131,786
Diluted	10,677,150	13,821,506

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2022	2021
	$	$
Cash flows from operating activities:
Net (loss) income	(805,720)	49,490
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	787	1,218
Deferred income tax	–	2,332
Consultancy services settled by equities	503,000	–
Share-based compensation	103,155	103,155
Changes in operating assets and liabilities:
Accounts receivable, net	181,547	(303,302)
Inventories	(81,931)	(47,374)
Advance to suppliers	25,892	(89,647)
Prepaid expenses and other assets, net	149,262	(21,683)
Operating lease right-of-use asset	–	–
Goodwill	–	(4,950)
Other non-current assets	23,414	6,901
Notes payable	(93,194)	(51,688)
Accounts payable	(34,887)	8,129
Advance from customers	–	272,511
Other payables and accrued liabilities	(98,670)	26,133
Income tax payable	(281,200)	59,743
Deferred revenue	–	(8,332)
Advance Receipts	313,423	–
Amount due from a related party	(458,145)	(261,209)
Net cash used in operating activities	(553,267)	(258,573)

Cash flows from investing activities:
Purchase of property and equipment	–	(24,000)
Net cash used in investing activities	–	(24,000)

Cash flows from financing activities:
Bank borrowing	(3,453)	(144,233)
Net cash used in financing activities	(3,453)	(144,233)

Effect of exchange rate changes on cash and cash equivalents	74,488	10,727
Net increase in cash and cash equivalents	(482,232)	(416,079)
Cash and cash equivalents at beginning of period	2,444,009	1,023,531
Cash and cash equivalents at end of period	1,961,777	607,452

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

 See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2021	9,131,786	9,132	–	–	2,692,973	191,219	(293,162)	(49,770)	2,550,392	–	2,550,392
Foreign currency translation adjustments	–	–	–	–	–	–	–	(1,669)	(1,669)	–	(1,669)
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Net loss	–	–	–	–	–	–	49,490	–	49,490	–	49,490
Balance, March 31, 2021	9,131,786	9,132	–	–	2,796,128	191,219	(243,672)	(51,439)	2,701,368	–	2,701,368

Balance, January 1, 2022	10,607,150	10,607	80,000	80	14,472,705	191,219	(9,918,553)	13,906	4,769,964	–	4,769,964
Consultancy services settled by equities	100,000	100	–	–	502,900	–	–	–	503,000	–	503,000
Foreign currency translation Adjustments	–	–	–	–	–	–	–	129,231	129,231	–	129,231
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Net loss	–	–	–	–	–	–	(805,720)	–	(805,720)	–	(805,720)
Balance, March 31, 2022	10,707,150	10,707	80,000	80	15,078,760	191,219	(10,724,273)	143,137	4,699,630	–	4,699,630

See notes to the condensed consolidated financial statements.

NOCERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1      PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of Nocera, Inc., a Nevada corporation (“Nocera”), and its subsidiaries, Grand Smooth Inc Limited (“GSI”) and Guizhou Grand Smooth Technology Ltd. (“GZ GST” or “WFOE”), and Xin Feng Construction Co., Ltd. (“XFC”) that is controlled through contractual arrangements. Nocera, GSI, GZ GST and XFC are collectively referred to as the “Company.”

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

On November 13, 2018, GSI incorporated GZ GST in PRC with registered capital of US$15,000.

Divestiture

On September 21, 2020, the Company filed a Current Report on Form 8-K outlining the lack of communication that led to the termination by Nocera of its relationship with its former variable interest entity, Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited (“GZ WFH”) and its management, and termination of the variable interest entity agreements between the parties.

Subsequently on October 8, 2020, Zhang Bi and GZ WFH entered into a Settlement Agreement and Release with Nocera wherein all claims as to GZ WFH’s debt (claim to shares in Nocera or GZ GST) were compromised, settled, and otherwise resolved as to any and all claims or causes of action whatsoever against Nocera for any matter, action, or representation as to Nocera, and any debt to ownership of Nocera or GZ GST up to the date of the agreement. The consideration for the agreement was mutual waiver of any and all claims against each other and GZ GST, and GZ WFH (including Zhang Bi) waived any claims to Nocera stock, meaning the 4,750,000 shares of common stock of Nocera owned by Zhang Bi were cancelled as part of the agreement. The Settlement Agreement and Release is attached hereto as Exhibit 10.8.

The VIE Agreements

On December 31, 2020, Nocera and XFC, a domestic funded limited liability company registered in Taiwan (R.O.C), entered into a series of contractual agreements (“VIE Agreements”) whereby Nocera agreed to provide technical consulting and related services to XFC. As a result, Nocera has been determined to be the primary beneficiary of XFC and XFC became a variable interest entity (“VIE”) of Nocera.

On December 31, 2020, Nocera exchanged 700,000 shares of the Company’s restricted common stock to shareholders of XFC in exchange for 100% controlling interest in XFC.

The VIE structure was adopted mainly because the China and Taiwan (R.O.C.) operating company may in the future engage in business that may require special licenses in China and which can be in an industry that prohibits foreign investment. WFOE has entered into the following contractual arrangements with a stockholder of XFC, that enables the Company to (1) have the power to direct the activities that most significantly affects the economic performance of XFC, and (2) receive the economic benefits of XFC that could be significant to XFC. The Company is fully and exclusively responsible for the management of XFC, assumes all of the risk of losses of XFC and has the exclusive right to exercise all voting rights of XFC’s stockholder. Therefore, in accordance with ASC 810 “Consolidation,” the Company is considered the primary beneficiary of XFC and has consolidated XFC’s assets, liabilities, results of operations, and cash flows in the accompanying consolidated financial statements.

(1) Voting Rights Proxy Agreement & Power of Attorney. Mr. Tsai, Wen-Chih, Ms. Tu, Hui-Min, Mr. Tsai, Chin-Yao, and Mr. Tsai, Chin-Chao (“Existing Stockholders”) hereby irrevocably undertake that they authorize Nocera or the individual then designated by Nocera (“Attorney”) to exercise, on his or her behalf, the following rights available to them in their capacity as a stockholder of XFC under the then effective articles of association of XFC (collectively, “Powers”): (a) to propose the convening of, and attend, stockholders’ meetings in accordance with the articles of association of XFC on behalf of the Existing Stockholders; (b) to exercise voting rights on behalf of the Existing Stockholders on all matters required to be deliberated and resolved by the stockholders’ meeting, including without limitation the appointment and election of the directors and other executives to be appointed and removed by the stockholders of XFC and the sale or transfer of all or part of the equity held by stockholders of XFC; (c) to exercise other stockholders’ voting rights under the articles of association of XFC (including any other stockholders’ voting rights stipulated upon an amendment to such articles of association); (d) other voting rights that stockholders shall enjoy under Taiwan (R.O.C.) laws, as amended, revised, supplemented and re-enacted, no matter whether they take effect before or after the conclusion of the Voting Rights Proxy Agreement. The Existing Stockholders shall not revoke the authorization and entrustment accorded to the Attorney other than in the case where Nocera gives the Existing Stockholders a written notice requesting the replacement of the Attorney, in which event the Existing Stockholders shall immediately appoint such other person as then designated by Nocera to exercise the foregoing Powers and such new authorization and entrustment shall supersede, immediately upon its grant, the original authorization, and entrustment.

(2) Exclusive Business Cooperation Agreement. Nocera agrees to provide technical consulting and services including management consulting services, general and financial advisory service and various general and administrative service, for the specific content thereof (hereinafter referred to as the “Target Business”) to XFC as the technical consulting and service provider of XFC in accordance with the conditions set forth herein during the term of this Agreement. XFC agrees to accept the technical consulting and services provided by Nocera. XFC further agrees that, without the prior written consent of Nocera, during the term of the Exclusive Business Cooperation Agreement, it shall not accept any technical consulting and services identical or similar to the Target Business that are provided by any third party.

(3) Equity Pledge Agreement. Under the Equity Interest Pledge Agreement between Nocera and the Existing Stockholders, the Existing Stockholders pledged all of their equity interests in XFC to Nocera to guarantee the performance of XFC’s obligations under the Exclusive Business Cooperation Agreement. Under the terms of the Equity Pledge Agreement, in the event that XFC or the Existing Stockholders breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, Nocera, as pledgor, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests. Zhang Bi also agreed that upon the occurrence of any event of default, as set forth in the Equity Pledge Agreement, Nocera is entitled to claim indemnity.

(4) Exclusive Call Option Agreement. XFC and the Existing Stockholders have entered into an Exclusive Call Option Agreement with Nocera. Under the Exclusive Call Option Agreement, the Existing Stockholders irrevocably granted Nocera (or its designee) an exclusive option to purchase, to the extent permitted under Taiwan (R.O.C.) law, part or all of their equity interests in XFC. According to the Exclusive Call Option Agreement, the purchase price shall be the minimum price permitted by applicable Taiwan (R.O.C.) law at the time when such share transfer occurs.

Note 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 23, 2022.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of March 31, 2022, its consolidated results of operations for the three months ended March 31, 2022, cash flows for the three months ended March 31, 2022 and change in equity for the three months ended March 31, 2022, as applicable, have been made. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021 or any future periods.

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

There were two customers who represent 98% of the Company’s total revenue for the three months ended March 31, 2021. There were three customers who represent 97% of the Company’s total revenue for the three months ended March 31, 2022.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	March 31, 2022	December 31, 2021

Percentage of the Company’s accounts receivable
Customer A	22.01%	16.37%
Customer B	56.98%	59.53%
Customer C	20.75%	16.30%
	99.74%	92.20%

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.”

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

•	Step 1: Identify the contract(s) with a customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligation in the contract

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

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

The Company provides goods, maintenance service warranties for the goods sold with a period varying from 18 months to 72 months, a majority of which are 18 months, and exclusive sales agency license to its customers. For performance obligation related to providing products, the Company expects to recognize the revenue according to the delivery of products. For performance obligation related to maintenance service warranties, the Company expects to recognize the revenue on a ratable basis using a time-based output method. The performance obligations are typically satisfied as services are rendered on a straight-line basis over the contract term, which is generally for 18 months as a majority of the maintenance service warranties periods provided are 18 months. For performance obligation related to exclusive agency license, the Company recognizes the revenue ratably upon the satisfaction over the estimated economic life of the license.

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

Note 3     ACCOUNTS RECEIVABLE, NET

As of March 31, 2022 and December 31, 2021, accounts receivable consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
	$	$
Accounts receivable	531,522	699,555
Less: Allowance for doubtful accounts	–	–
Total	531,522	699,555

For the three months ended March 31, 2022 and for the year ended December 31, 2021, the Company has recorded provision for doubtful accounts of nil.

Note 4      INVENTORIES

As of March 31, 2022 and December 31, 2021, inventories consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
	$	$
Raw materials	99,263	97,163
Work in process	1,519,001	1,391,518
Total	1,618,264	1,488,681

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	March 31, 2022	December 31, 2021
	(Unaudited)
	$	$
Other receivables from third party	23,015	107,444
Others	–	–
Prepaid expenses and other assets, net	23,015	107,444

Note 6      PROPERTY AND EQUIPMENT, NET

As of March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
	$	$
Furniture and fixtures	–	–
Equipment	77,031	78,802
Leasehold improvement	–	–
Vehicle	–	–
	77,031	78,802
Less: Accumulated depreciation	(8,587)	(7,557)
Property and equipment, net	68,444	71,245

Depreciation expenses for the three months ended March 31, 2022 and 2021 were $787 and $1,218, respectively.

Note 7     GOODWILL

As of March 31, 2022 and December 31, 2021, goodwill consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
	$	$
Goodwill - XFC	332,040	332,040
Less: Accumulated amortization	–	–
Goodwill, net	332,040	332,040

Note 8     WARRANTS

On April 1, 2021, the Company entered into a securities purchase agreement with certain investors for an aggregate of 80,000 shares of its preferred stock at a per share purchase price of $2.50. As part of the transaction, the investors received one Class C warrant and one Class D warrant for the subscription of each preferred share. The Class C warrants consist of the right to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $2.50 per share exercisable for 36 months from the date of inception. The Class D warrants consist of the right to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $5.00 per share exercisable for 36 months from the date of inception. The subscription was completed on August 10, 2021.

On September 27, 2021, the Company entered into another securities purchase agreement with the same investors, pursuant to which the Company issued in a registered direct offering, an aggregate of 48,000 shares of common stock of the Company at a per share purchase price of $2.50. In addition, the investors also received one Class C warrant and one Class D warrant for the subscription of each preferred share. The Class C warrants consist of the right to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $2.50 per share exercisable for 36 months from the date of inception. The Class D warrants consist of the right to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $5.00 per share exercisable for 36 months from the date of inception.

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	March 31, 2022	December 31, 2021
	$	$
Balance at the beginning of period	312,320	–
Warrants issued to investors	–	287,520
Warrants redeemed	–	–
Fair value change of warrants included in earnings	–	24,800
Total	312,320	312,320

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	256,000	3.75	2.66
Exercisable at January 1, 2022	256,000	3.75	2.66
Granted	–	–	–
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at March 31, 2022	256,000	3.75	2.66
Exercisable at March 31, 2022	256,000	3.75	2.66

Note 9      LEASES

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

The components of lease expense for the three months ended March 31, 2022 and March 31, 2021 were as follows:

	Statement of Income Location	Three months ended March 31, 2022	Three months ended March 31, 2021
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	11,788	1,218
Total net lease costs		11,788	1,218

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2021 and March 31, 2022 are US$ nil.

Note 10     OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2022	December 31, 2021
	$	$
VAT payable	7,742	40,023
Salary payable	31,255	89,775
Others	30,390	12,628
Total	69,387	142,426

Note 11      INCOME TAXES

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

Taiwan

Pursuant to the Value-added and Non-value-added Business Tax Act and the related implementing rules, all entities and individuals (“taxpayers”) that are engaged in the sale of products in the Taiwan are generally required to pay VAT, at a rate of 5%.

2) Income tax

United States

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into legislation. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 34% to 21%, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax.

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

The Coronavirus Aid, Relief and Economy Security Act (the “CARES Act”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a significant tax impact on its financial statements and will continue to examine the impact the CARES Act may have on its business.

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

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25% for the year ended December 31, 2021. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred.

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

The components of the income tax (benefit) expense are:

	Three months ended March 31,
	2022	2021
	$	$
Current	9	59,845
Deferred	–	2,315
Total income tax expense	9	62,160

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate (2021: at PRC statutory rate) applicable to income tax expense is as follows:

	Three months ended March 31,
	2022		2021
Taiwan (2021-PRC) income tax statutory rate	20.00%		25.00%
Impact of different tax rates in other jurisdictions	1.20%		(5.93%)
Tax effect of non-deductible expenses	(15.85%	)	0.00%
Utilization of tax losses	–		(2.07%)
Others	1.00%		-
Changes in valuation allowance	(5.35%	)	36.6%
Effective tax rate	1.00%		53.60%

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	March 31, 2022	December 31, 2021
	$	$
Deferred tax assets
Tax loss carried forward	–	–
Allowance for doubtful receivables	–	–
	–	–
Valuation allowance	–	–
Total deferred tax assets, net	–	–

	March 31, 2022	December 31, 2021
	$	$
Deferred tax liabilities
Property and equipment, difference in depreciation	–	–

Deferred tax liabilities, net	–	–

The valuation allowance as of March 31, 2022 and December 31, 2021 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	March 31, 2022	December 31, 2021
	$	$
Balance at beginning of the year	95,844	–
Additions of valuation allowance	43,102	95,844
Reductions of valuation allowance	–	–
Balance at the end of the year	138,946	95,844

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

As of December 31, 2021, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intended to reinvest its earnings to potentially continue its business in mainland China, namely the manufacturing of the RASs through GZ GST, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

As of March 31, 2022, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, and the Company decided not to reinvest its earnings since it is not continuing its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 12      RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	March 31, 2022	December 31, 2021
	$	$
Mr. Yin-Chieh Cheng (1)	7,653	–
Mountain Share Transfer, LLC (2)	7,681	39,341
Total	15,334	39,341

Due from a related party

The balance due from a related party was as following:

	March 31, 2022	December 31, 2021
	$	$
Taisi Electrical & Plumbing Co. Pte Ltd. (3)	2,073,362	1,615,217

Note:

(1)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) is the chairman the Company, and he holds 42.5% shares of the Company. The balance due to Mr. Cheng as of March 31, 2022 mainly represented the amount paid by Mr. Cheng on behalf of the Company.

(2)

Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, a greater than 5% stockholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(3)	Mr. Tsai Wen-Chih is the director of XFC and has control power over Taisi Electrical & Plumbing Co. Pte Ltd. The Company took over the receivable amount of $877,809 from acquisition of XFC in December 2020. None of the receivables have been impaired and it is expected that the full contractual amounts can be collected.

Note 13     COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each, and issued ordinary shares were 10,707,150 shares and 9,131,786 as of March 31, 2022 and December 31, 2021, respectively.

All number of shares, share amounts and per share data presented in the accompanying consolidated financial statements and related notes have been retroactively restated to reflect the reverse merger transaction and subsequent issuance of shares stated above, except for authorized common shares, which were not affected.

Note 14    SHARE-BASED COMPENSATION

On December 27, 2018, Nocera granted Mr. Yin-Chieh Cheng quarterly option awards of 250,000 Series A warrants for 20 quarters (5 years) for a total of 5,000,000 Series A warrants with an exercise price of $0.50 per share, subject to continued employment for services as Chairman of the Board of Directors (“Board”) and a Director.

On June 1, 2020, Nocera granted Mr. Shun-Chih Chuang and Mr. Hsien-Wen Yu 50,000 shares of Class A warrants and 60,000 shares of Class A warrants separately, each with an exercise price of $0.50 per share, for serving as the Company’s Chief Financial Officer and Chief Operating Officer, respectively. The Company also granted 2 employees 50,000 shares of Class A warrants with an exercise price of $0.50 per share. The Class A warrants consist of the right to purchase one share for $0.50 per share from the date of issuance until April 23, 2026.

On June 1, 2020, Nocera granted Mr. Michael A. Littman 50,000 shares of Class A warrants with an exercise price of $0.50 per share and 50,000 shares of Class B warrants with exercise price of $1.00 per share. Mr. Littman exercised 50,000 shares of Class A warrants and 50,000 shares of Class B warrants on August 11, 2021. The Class B warrants consist of the right to purchase one share for $1.00 per share separately from the date of issuance until April 23, 2026.

On December 1, 2021, Nocera granted Mr. Shun-Chih Chuang and Mr. Hsien-Wen Yu 75,000 shares of Class A warrants and 60,000 shares of Class A warrants separately, each with an exercise price of $0.50 per share, for serving as the Company’s Chief Financial Officer and Chief Operating Officer, respectively. The Company also granted 2 employees 70,000 shares of Class A warrant with an exercise price of $0.50 per share.

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

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	March 31, 2022	December 31, 2021

Dividend yield	N/A	N/A
Risk-free interest rate	1.16%	1.16%
Expected term (in years)	4.31	4.31
Volatility	48.15%	48.15%

The Company estimated the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield. The Company calculated expected option terms based on the “simplified” method for “plain vanilla” options due to the limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. The Company calculated volatility using the average adjusted volatility of quick companies feature of Capital IQ for a period of time reflective of the expected option term, while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted. Dividend yield is estimated at our current dividend rate, which adjusts for any known future changes in the rate.

For the three months ended March 31, 2022 and year ended December 31, 2021, $606,055 and $6,638,371 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

As of December 31, 2021, total unrecognized compensation cost related to unvested share-based compensation awards was $11,114,097. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining vesting period of 1.99 years.

Note 15     PREFERRED STOCK

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

Note 16      (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share for the quarters ended March 31, 2022 and 2021.

	For three months ended March 31,
	2022	2021
	$	$
Numerator:
Net (loss) income attributable to the Company	(805,720)	49,490

Denominator:
Weighted-average shares outstanding
- Basic	10,677,150	9,131,786
- Diluted	10,677,150	13,821,506

(Loss) income per share:
- Basic	(0.0755)	0.0054
- Diluted	(0.0755)	0.0036

Basic net income per common share is computed using the weighted average number of the common shares outstanding during the period ended March 31, 2021. Diluted income per share is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding which include 5,560,000 warrants outstanding as of March 31, 2021.

Note 17      SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and except for the event discloses blow, no other subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATING AND FINANCIAL RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with GAAP. In addition, our consolidated financial statements and the financial data included in this Quarterly Report on Form 10-Q reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed under the section captioned “Risk Factors” as well as any other cautionary language contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

Operations Overview

As of December 31, 2019, we provide land-based recirculation aquaculture systems (“RASs”) for fish farming. Our primary business operations consist of the design, development and production of RASs large scale fish tank systems, for fish farms along with expert consulting, technology transfer, and aquaculture project management services to new and existing aquaculture management business services. Through our branch office, we also procure and sell eel in Taiwan.

In October 2020, the government of Taiwan began supporting the Green Power and Solar Sharing Fish Farms initiative. In light of the opportunities resulting from this initiative, in October 2020, Nocera ceased all of its operations in China and moved all of its technology and back-office operations to Taiwan. Since then, the Company only conducts operations in Taiwan.

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

Effective December 31, 2020, Nocera and Xin Feng Construction Co., Ltd. (“XFC”), a funded limited liability company registered in Taiwan (R.O.C.), entered into a series of contractual agreements, whereby Nocera agreed to provide technical consulting and related services to XFC. As a result, Nocera has been determined to be the primary beneficiary of XFC and XFC became a variable interest entity of Nocera, and XFC will shift focus to support the construction activities of RASs fish farms of our clients and the development of the Company-owned and operated fish farms.

In 2021, we established a Nocera Taiwan Branch (“NTB”) to focus on customers in a variety of sectors, such as individual investors, government supported or funded companies, and international customers. We have received interest from areas like Japan, Thailand, Jordan, South Africa and the United States.

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

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Known Trends and Uncertainties

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality of product as they may substitute lower cost materials to maintain pricing levels. Nocera’s cost base also reflects significant elements for freight, including fuel, which has significantly increased due to the effects of the coronavirus (COVID-19) pandemic and Russia’s initiation of military action against Ukraine. Rapid and significant changes in commodity prices such as fuel and plastic may negatively affect our profit margins if Nocera is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives.

Geopolitical Conditions

Our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. From time to time, we could have a large revenue stream associated with a particular customer or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a specific customer, industry, or region in which we have a concentrated exposure could negatively impact our results of operations.

Recently, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Substantially all our revenues were concentrated in Taiwan pending expansion into other international markets. Consequently, our results of operations will likely be adversely, and may be materially affected, to the extent that the COVID-19 pandemic or any epidemic harms Taiwan’s economy and society and the global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by government authorities and other entities to contain the COVID-19 pandemic or treat its impact, almost all of which are beyond our control. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 23, 2022.

Seasonality

Since the global growing demand for aquaculture production along with the decreasing production from wild fisheries, our fish farming systems provide a controlled and traceable environment for fish species, and therefore our business rarely suffers a seasonal impact.

Critical Accounting Policies, Estimates and Assumptions

We prepare our financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful receivables; the useful lives of property and equipment and intangible assets; impairment of long-lived assets; recoverability of the carrying amount of inventory; fair value of financial instruments; provisional amounts based on reasonable estimates for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

As of March 31, 2022 and 2021, there are no assets or liabilities that are measured and reported at fair value on a recurring basis.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of March 31, 2022 and 2021 were $1,916,777 and $496,495, respectively.

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

We recognize intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Acquired intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of March 31, 2022, its consolidated results of operations for the period ended March 31, 2022, cash flows for the year period ended March 31, 2022 and change in equity for the period ended March 31, 2022, as applicable, have been made.

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations.

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

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

•	Step 1: Identify the contract(s) with a customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligation in the contract

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

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

Foreign Currency Translation and Transactions

The Company’s reporting currency is the United States dollar (“US$”). The functional currency of our VIE in Taiwan is NT, and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”). The functional currency of PRC companies is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of the Company’s subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of December 31, 2021 and 2020 are 6.4854 and 6.5249, respectively. The annual average exchange rates for the year ended December 31, 2021 and 2020 are 6.3700 and 6.8996, respectively.

(Loss) Earnings per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to holders of common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three months ended March 31, 2022 and 2021.

Consolidated Statements of Operations

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
	$	$
Net sales	2,919,045	1,579,486
Cost of sales	(2,863,803)	(1,230,842)
Gross profit	55,242	348,644

Operating expenses
General and administrative expenses	(860,953)	(235,235)
Total operating expenses	(860,953)	(235,235)

(Loss) income from operations	(805,711)	113,409

Other expense	–	(1,759)
(Loss) income before income taxes	(805,711)	111,650

Income tax expense	(9)	(62,160)
Net (loss) income	(805,720)	49,490

Less: Net loss attributable to non-controlling interests	–	–
Net (loss) income attributable to the company	(805,720)	49,490

Comprehensive loss
Net (loss) income	(805,720)	49,490
Foreign currency translation (loss) gain	(129,231)	1,669
Total comprehensive (loss) income	(934,951)	51,159

Less: comprehensive loss attributable to non-controlling interest	–	–
Comprehensive (loss) income attributable to the Company	(934,951)	51,159

(Loss) income per share
Basic	(0.0755)	0.0054
Diluted	(0.0755)	0.0036

Weighted average number of common shares outstanding
Basic	10,677,150	9,131,786
Diluted	10,677,150	13,821,506

Revenue

Revenue for the three months ended March 31, 2022 was $2,919,045 compared to $1,579,486 for the comparable period in 2021. The increase was mainly because of the revenue recognition of the fish trading business from NTB for the three months ended March 31, 2022.

Gross profit

Gross profit for the three months ended March 31, 2022 was $55,242, compared to $348,644 for the comparable period in 2021. The decrease was primarily because there was a significant increase in cost of sales from NTB’s fish trading business for the three months ended March 31, 2021.

General and administrative expenses

General and administrative expenses were $860,953, for the three months ended March 31, 2022, compared to approximately $235,235 for the comparable period in 2021. This increase was primarily due to the increase of legal, accounting, and consulting fees for the three months ended March 31, 2022 in connection with securities filings and other related matters.

Other expense

Other expenses were $nil, for the three months ended March 31, 2022, compared to $1,759 for the comparable period in 2021. The decrease was mainly the effect of interest expense recognized for the three months ended March 31, 2021.

Income tax expense

During the three months ended March 31, 2022, we recorded an income tax expense of $9 compared to income tax expense of $62,160 for the comparable period in 2021. The decrease of income tax expense is because we evaluated the income tax impact from XFC for the period ended March 31, 2022.

Net income attributable to the Company

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended March 31, 2022 was $805,720 compared to net income attributable to the Company (excluding net loss attributable to non-controlling interest) of $49,490 for the comparable period in 2021. The decrease of income was because the Company recognized the expense from the issuance of 100,000 common shares as consideration for legal services rendered.

Liquidity and Capital Resources

The Company had net cash provided by operating activities for the period ended March 31, 2022 and the cash balance was $1,916,777 as of March 31, 2022. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is also focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

To date, we have funded our operations through revenues, loans from our officers, and the sale of equity securities. The Company obtained a financial support letter on May 7, 2020 from Mr. Yin-Chieh Cheng, the Chief Executive Officer and President, also the Chairman of the Board and a principal stockholder of the Company. As of March 31, 2022, the Company owes Mr. Cheng a total of $7,653 as a reimbursement for amounts paid by Mr. Cheng on behalf of the Company.

Since the net asset balance as of March 31, 2022 was $4,699,630, there is no substantial doubt as to the Company’s ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the quarters ended March 31,
	2022	2021
	$	$
Net cash used in operating activities	(553,267)	(258,573)
Net cash used in investing activities	–	(24,000)
Net cash used in financing activities	(3,453)	(144,233)
Effect of the exchange rate change on cash	74,488	10,727
Decrease in cash	(482,232)	(416,077)

Net cash used in by operating activities

Net cash used in operating activities amounted to $553,367 for the three months ended March 31, 2022. This reflected the effect of changes in operating assets and liabilities including decreases of accounts receivable in the amount of $181,547 and increase of accounts due from a related party of $458,145.

Net cash used in operating activities amounted to $258,573 for the three months ended March 31, 2021. This reflected the effect of changes in operating assets and liabilities including decreases of accounts receivable in the amount of $303,302.

Net cash used by financing activities

Net cash used by financing activities amounted to $3,353 for the three months ended March 31, 2022, which was repayment of bank loans and issuance of common stock.

Net cash used by financing activities amounted to $144,233 for the three months ended March 31, 2021, which was repayment of bank loans.

Since we plan to build our land-based fish farming demo sites in the US, Taiwan, Brazil, Japan, and Thailand to promote our fish farming systems to the global market, we expect that we will require additional capital, which includes the construction cost, marketing cost, operation costs, etc., to meet our long-term operating requirements. We expect to obtain financing from shareholders or raise additional capital through, among other things, the sale of equity or debt securities. The shareholders are committed to provide additional financing required when we try to raise additional capital from third party investors or banks. However, there can be no assurance that we will be successful in raising this additional capital.

Business Combinations

We account for business acquisitions in accordance with ASC 805, Business Combinations. We measure the cost of an acquisition as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. We record goodwill for the excess of (i) the total costs of acquisition, fair value of any non-controlling interests and acquisition date fair value of any previously held equity interest in the acquired business over (ii) the fair value of the identifiable net assets of the acquired business.

The acquisition method of accounting requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions and contingencies. We must also refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with an acquisition, these adjustments could materially impact our results of operations and financial position. Estimates and assumptions that we must make in estimating the fair value of future acquired technology, user lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed, which could materially impact our results of operations.

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

Exchange rates applied are as follows.

	Quarterly ended March 31, 2022	Year ended December 31, 2021

Period end RMB exchange rate	6.3462	6.3539
Average RMB exchange rate	6.3479	6.4516

Period end TWD exchange rate	28.6335	27.7095
Average TWD exchange rate	28.0049	27.9316

Period end HK$ exchange rate	7.8327	7.7727
Average HK$ exchange rate	7.8050	7.7973

No representation is made that the HK$, TWD and RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Country Risk

The substantial portion of our business, assets, and operations are located and conducted in Taiwan. The Taiwanese government has implemented various measures to encourage economic growth and guide the allocation of resources. For example, the government of Taiwan began supporting the Green Power and Solar Sharing Fish Farms initiative, which, among other things, provides lower rates to finance and purchase renewable energy projects. Currently, to our knowledge, no pending policies in Taiwan exist that if enacted would have an adverse effect on Nocera’s business. However, Nocera’s operating results and financial condition may be adversely affected by future regulations in Taiwan, such as changes in tax regulations applicable to Nocera. If there are any changes in any policies by the Taiwanese government and Nocera’s business is negatively affected as a result, then Nocera’s financial results, including our ability to generate revenues and profits, will also be negatively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

The following material weaknesses in our disclosure controls and procedures at March 31, 2022 were:

•	we did not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002;

•	there is insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

•	inadequate segregation of duties.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2022 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 28, 2022, the Company issued 100,000 shares of common stock of the Company to the Company’s outside legal counsel for legal services rendered.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	***
101.SCH	Inline XBRL Taxonomy Extension Schema Document	***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________

*	Filed herewith.
** ***

Furnished herewith.

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

NOCERA, INC.

Date: May 12, 2022	By:	/s/ Yin-Chieh Cheng
	Name:	Yin-Chieh Cheng
	Title:	President and Chief Executive Officer

Date: May 12, 2022	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer

