Form 10-Q
period 2022-06-30
NOCERA, INC.
filed 2022-08-15
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Yes ☐ No ☒

There were 10,707,150 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 14, 2022.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	June 30, 2022	December 31, 2021
	(Unaudited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	1,600,096	2,444,009
Accounts receivable, net	548,035	699,555
Inventories	690,864	1,488,681
Advances to suppliers	17,321	42,969
Prepaid expenses and other assets, net	7,595	107,444
Due from a related party	1,963,324	1,615,217
Total current assets	4,827,235	6,397,875

Non-current assets
Retention receivables	25,234	69,489
Deferred tax asset, net	–	–
Property and equipment, net	65,624	71,245
Goodwill	332,040	332,040
Total non-current assets	422,898	472,774

TOTAL ASSETS	5,250,133	6,870,649

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Notes payable	12,921	92,112
Accounts payable	3,482	17,442
Other payables and accrued liabilities	51,755	142,426
Advance receipts	512,915	1,051,121
Due to related parties	14,284	39,341
Warrant liability	312,320	312,320
Dividend payable	6,312	6,312
Income tax payable	37,870	387,319
Bank borrowing	27,757	52,292
Total current liabilities	979,616	2,100,685

TOTAL LIABILITIES	979,616	2,100,685

Commitments and contingencies	–	–

EQUITY
Common stock ($0.001 par value; authorized 200,000,000 shares; 10,707,150 shares issued and outstanding as of June 30, 2022 and 10,607,150 shares issued and outstanding as of December 31, 2021, respectively)	10,707	10,607
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021)	80	80
Additional paid-in capital	15,182,081	14,472,705
Statutory and other reserves	191,219	191,219
(Accumulated losses) Retained earnings	(11,108,250)	(9,918,553)
Accumulated other comprehensive loss	(5,320)	13,906
TOTAL NOCERA, INC.’S STOCKHOLDERS’ EQUITY	4,270,517	4,769,964
Non-controlling interests	–	–
TOTAL STOCKHOLDER EQUITY	4,270,517	4,769,964
TOTAL LIABILITIES AND STOCKHOLDER EQUITY	5,250,133	6,870,649

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	$	$	$	$
Net sales	2,184,613	1,267,547	5,103,658	2,847,033
Cost of sales	(2,131,064)	(1,194,057)	(4,994,867)	(2,424,899)
Gross profit	53,549	73,490	108,791	422,134

Operating expenses
General and administrative expenses	(437,364)	(334,991)	(1,298,317)	(570,226)
Total operating expenses	(437,364)	(334,991)	(1,298,317)	(570,226)

Loss from operations	(383,815)	(261,501)	(1,189,526)	(148,092)

Other income (expense)	1,999	(1,953)	1,999	(3,712)
Loss before income taxes	(381,816)	(263,454)	(1,187,527)	(151,804)

Income tax expense	(2,161)	(8,679)	(2,170)	(70,839)
Net loss	(383,977)	(272,133)	(1,189,697)	(222,643)

Less: Net loss attributable to non-controlling interests	-	-	-	-
Net loss attributable to the company	(383,977)	(272,133)	(1,189,697)	(222,643)

Comprehensive (loss) income
Net loss	(383,977)	(272,133)	(1,189,697)	(222,643)
Foreign currency translation gain (loss)	148,457	(6,737)	19,226	(5,068)
Total comprehensive loss	(235,520)	(278,870)	(1,170,471)	(227,711)

Less: comprehensive loss attributable to non-controlling interest	-	-	-	-
Comprehensive loss attributable to the Company	(235,520)	(278,870)	(1,170,471)	(227,711)

Loss per share
Basic	(0.0359)	(0.0298)	(0.1113)	(0.0244)
Diluted	(0.0359)	(0.0298)	(0.1113)	(0.0244)

Weighted average number of common shares outstanding
Basic	10,707,150	9,131,786	10,692,233	9,131,786
Diluted	10,707,150	9,131,786	10,692,233	9,131,786

See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Six months ended June 30,
	2022	2021
	$	$
Cash flows from operating activities:
Net loss	(1,189,697)	(222,643)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	1,241	3,603
Deferred income tax	–	2,303
Consultancy services settled by equities	503,000	–
Share-based compensation	206,476	206,476
Changes in operating assets and liabilities:
Accounts receivable, net	188,761	(443,382)
Inventories	853,902	(166,457)
Advance to suppliers	27,085	(191,417)
Prepaid expenses and other assets, net	239,331	(20,448)
Goodwill	–	–
Retention receivables	46,613	222,676
Notes payable	(81,062)	43,985
Accounts payable	(31,405)	(132)
Advance receipts	(581,885)	481,208
Other payables and accrued liabilities	(119,920)	245,955
Income tax payable	(356,181)	24,251
Amount due from a related party	(348,107)	(284,086)
Net cash used in operating activities	(641,848)	(98,108)

Cash flows from investing activities:
Purchase of property and equipment	–	(25,068)
Net cash used in investing activities	–	(25,068)

Cash flows from financing activities:
Bank borrowing	(26,845)	(271,432)
Net cash used in financing activities	(26,845)	(271,432)

Effect of exchange rate changes on cash and cash equivalents	(175,220)	18,155
Net decrease in cash and cash equivalents	(843,913)	(376,453)
Cash and cash equivalents at beginning of period	2,444,009	1,023,531
Cash and cash equivalents at end of period	1,600,096	647,078

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

 See notes to the condensed consolidated financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2021	9,131,786	9,132	–	–	2,692,973	191,219	(293,162)	(49,770)	2,550,392	–	2,550,392
Foreign currency translation adjustments	–	–	–	–	–	–	–	(1,669)	(1,669)	–	(1,669)
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Net loss	–	–	–	–	–	–	49,490	–	49,490	–	49,490
Balance, March 31, 2021	9,131,786	9,132	–	–	2,796,128	191,219	(243,672)	(51,439)	2,701,368	–	2,701,368
Foreign currency translation adjustments	–	–	–	–	–	–	–	6,737	6,737	–	6,737
Share-based compensation	–	–	–	–	103,321	–	–	–	103,321	–	103,321
Net loss	–	–	–	–	–	–	(272,133)	–	(272,133)	–	(272,133)
Balance, June 30, 2021	9,131,786	9,132	–	–	2,899,449	191,219	(515,805)	(44,702)	2,539,293	–	2,539,293

Balance, January 1, 2022	10,607,150	10,607	80,000	80	14,472,705	191,219	(9,918,553)	13,906	4,769,964	–	4,769,964
Consultancy services settled by equities	100,000	100	–	–	502,900	–	–	–	503,000	–	503,000
Foreign currency translation Adjustments	–	–	–	–	–	–	–	129,231	129,231	–	129,231
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Net loss	–	–	–	–	–	–	(805,720)	–	(805,720)	–	(805,720)
Balance, March 31, 2022	10,707,150	10,707	80,000	80	15,078,760	191,219	(10,724,273)	143,137	4,699,630	–	4,699,630
Foreign currency translation adjustments	–	–	–	–	–	–	–	(148,457)	(148,457)	–	(148,457)
Share-based compensation	–	–	–	–	103,321	–	–	–	103,321	–	103,321
Net loss	–	–	–	–	–	–	(383,977)	–	(383,977)	–	(383,977)
Balance, June 30, 2022	10,707,150	10,707	80,000	80	15,182,081	191,219	(11,108,250)	(5,320)	4,270,517	–	4,270,517

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

The Company conducts its operations through (i) Xin Feng Construction Co., Ltd, a Taiwan limited liability company (“XFC”); and (ii) Nocera Taiwan Branch, an unincorporated division of the Company (“NTB”). The Company’s other subsidiaries, Grand Smooth Inc. Limited, a Hong Kong limited company (“GSI”), which wholly-owns Guizhou Grand Smooth Technology Ltd., a People’s Republic of China (PRC) corporation (“GZ GST”), are dormant and do not have any operations. The Company intends to keep such entities dormant and not conduct any operations in the PRC or Hong Kong.

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

Subsequently, on October 8, 2020, Zhang Bi and GZ WFH entered into a Settlement Agreement and Release with Nocera wherein all claims as to GZ WFH’s debt (claim to shares in Nocera or GZ GST) were compromised, settled, and otherwise resolved as to any and all claims or causes of action whatsoever against Nocera for any matter, action, or representation as to Nocera, and any debt to ownership of Nocera or GZ GST up to the date of the agreement. The consideration for the agreement was a mutual waiver of any and all claims against each other and GZ GST, and GZ WFH (including Zhang Bi) waived any claims to Nocera stock, meaning the 4,750,000 shares of common stock of Nocera owned by Zhang Bi were cancelled as part of the agreement.

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

The VIE structure was adopted mainly because we engage in business in an industry that prohibits foreign investment (e.g., construction) and which requires special licenses in Taiwan. We are not currently planning to engage in business in mainland China or Hong Kong, and as a result, we are not currently required to obtain any special licenses in mainland China or Hong Kong. Nocera has entered into the following contractual arrangements with a stockholder of XFC, that enable the Company to (i) have the power to direct the activities that most significantly affect the economic performance of XFC, and (ii) receive the economic benefits of XFC that could be significant to XFC. The Company is fully and exclusively responsible for the management of XFC, assumes all of the risks of losses of XFC and has the exclusive right to exercise all voting rights of XFC’s stockholders. Therefore, in accordance with ASC 810 “Consolidation,” the Company is considered the primary beneficiary of XFC and has consolidated XFC’s assets, liabilities, results of operations, and cash flows in the accompanying consolidated financial statements.

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

(2) Exclusive Business Cooperation Agreement. Nocera agrees to provide technical consulting and services including management consulting services, general and financial advisory services and various general and administrative services, for the specific content thereof (hereinafter referred to as the “Target Business”) to XFC as the technical consulting and service provider of XFC in accordance with the conditions set forth herein during the term of this Agreement. XFC agrees to accept the technical consulting and services provided by Nocera. XFC further agrees that, without the prior written consent of Nocera, during the term of the Exclusive Business Cooperation Agreement, it shall not accept any technical consulting and services identical or similar to the Target Business that are provided by any third party.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of June 30, 2022, its consolidated results of operations for the six months ended June 30, 2022, cash flows for the six months ended June 30, 2022 and change in equity for the six months ended June 30, 2022, as applicable, have been made. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021 or any future periods.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. The Company conducts credit evaluations of its customers and suppliers and generally does not require collateral or other security from them. The Company evaluates its collection experience and long outstanding balances to determine the need for an allowance for doubtful accounts. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

There were four customers who represent 99% of the Company’s total revenue for the six months ended June 30, 2021. There were five customers who represent 97% of the Company’s total revenue for the six months ended June 30, 2022.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	June 30, 2022	December 31, 2021

Percentage of the Company’s accounts receivable
Customer A	20.32%	16.37%
Customer B	59.94%	59.53%
Customer C	19.50%	16.30%
	99.76%	92.20%

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

The Company provides goods, maintenance service warranties for goods sold with a period varying from 18 months to 72 months, a majority of which are 18 months, and an exclusive sales agency license to its customers. For performance obligations related to providing products, the Company expects to recognize the revenue according to the delivery of products. For performance obligation related to maintenance service warranties, the Company expects to recognize the revenue on a ratable basis using a time-based output method. The performance obligations are typically satisfied as services are rendered on a straight-line basis over the contract term, which is generally for 18 months as a majority of the maintenance service warranties periods provided are 18 months. For performance obligation related to exclusive agency license, the Company recognizes the revenue ratably upon the satisfaction over the estimated economic life of the license.

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

Note 3      ACCOUNTS RECEIVABLE, NET

As of June 30, 2022 and December 31, 2021, accounts receivable consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
	$	$
Accounts receivable	548,035	699,555
Less: Allowance for doubtful accounts	–	–
Total	548,035	699,555

For the six months ended June 30, 2022 and for the year ended December 31, 2021, the Company has recorded provision for doubtful accounts of nil.

Note 4      INVENTORIES

As of June 30, 2022 and December 31, 2021, inventories consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
	$	$
Raw materials	93,891	97,163
Work in process	596,973	1,391,518
Total	690,864	1,488,681

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	June 30, 2022	December 31, 2021
	(Unaudited)
	$	$
Other receivables from third party	7,595	107,444
Others	–	–
Prepaid expenses and other assets, net	7,595	107,444

Note 6      PROPERTY AND EQUIPMENT, NET

As of June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
	$	$
Furniture and fixtures	–	–
Equipment	75,065	78,802
Leasehold improvement	–	–
Vehicle	–	–
	75,065	78,802
Less: Accumulated depreciation	(9,441)	(7,557)
Property and equipment, net	65,624	71,245

Depreciation expenses for the six months ended June 30, 2022 and 2021 were $1,241 and $3,603, respectively, and $454 and $2,385 for the three months ended June 30, 2022 and 2021, respectively.

Note 7      GOODWILL

As of June 30, 2022 and December 31, 2021, goodwill consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
	$	$
Goodwill - XFC	332,040	332,040
Less: Accumulated amortization	–	–
Goodwill, net	332,040	332,040

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	June 30, 2022	December 31, 2021
	$	$
Balance at the beginning of period	312,320	–
Warrants issued to investors	–	287,520
Warrants redeemed	–	–
Fair value change of warrants included in earnings	–	24,800
Total	312,320	312,320

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	256,000	3.75	2.66
Exercisable at January 1, 2022	256,000	3.75	2.66
Granted	–	–	–
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at June 30, 2022	256,000	3.75	2.66
Exercisable at June 30, 2022	256,000	3.75	2.66

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

The components of lease expense for the six months ended June 30, 2022 and June 30, 2021 were as follows:

	Statement of Income Location	Six months ended June 30, 2022	Six months ended June 30, 2021
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	22,976	2,212
Total net lease costs		22,976	2,212

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2021 and June 30, 2022 are US$ nil.

Note 10    OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2022	December 31, 2021
	(Unaudited)
	$	$
VAT payable	13,009	40,023
Salary payable	8,399	89,775
Others	30,347	12,628
Total	51,755	142,426

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

The components of the income tax expense are:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	$	$	$	$
Current	2,161	8,679	2,170	68,524
Deferred	–	–	–	2,315
Total income tax expense	2,161	8,679	2,170	70,839

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate (2021: at PRC statutory rate) applicable to income tax expense is as follows:

	Six months ended June 30,
	2022		2021
Taiwan (2021-PRC) income tax statutory rate	20.00%		25.00%
Impact of different tax rates in other jurisdictions	1.19%		(2.25%	)
Tax effect of non-deductible expenses	(9.19%	)	–
Tax effect of non-deductible share based compensation	(3.65%	)	–
Utilization of tax losses	–		0.22%
Others	0.04%		–
Changes in valuation allowance	(8.57%	)	(68.11%	)
Effective tax rate	(0.18%	)	(45.14%	)

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	June 30, 2022	December 31, 2021
	$	$
Deferred tax assets
Tax loss carried forward	–	–
Allowance for doubtful receivables	–	–
Total deferred tax assets	–	–
Valuation allowance	–	–
Total deferred tax assets, net	–	–

	June 30, 2022	December 31, 2021
	$	$
Deferred tax liabilities
Property and equipment, difference in depreciation	–	–
Deferred tax liabilities, net	–	–

The valuation allowance as of June 30, 2022 and December 31, 2021 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as follows.

	June 30, 2022	December 31, 2021
	$	$
Balance at beginning of the year	95,844	–
Additions of valuation allowance	43,102	95,844
Reductions of valuation allowance	–	–
Balance at the end of the year	138,946	95,844

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

As of December 31, 2021, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company had intended to reinvest its earnings to potentially continue its business in mainland China, namely the manufacturing of the RASs through GZ GST, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

As of June 30, 2022, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, and the Company decided not to reinvest its earnings since it is not continuing its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 12    RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as follows:

	June 30, 2022	December 31, 2021
	$	$
Mr. Yin-Chieh Cheng (1)	6,603	–
Mountain Share Transfer, LLC (2)	7,681	39,341
Total	14,284	39,341

Due from a related party

The balance due from a related party was as follows:

	June 30, 2022	December 31, 2021
	$	$
Taisi Electrical & Plumbing Co. Pte Ltd. (3)	1,963,324	1,615,217

Note:

(1)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) is the chairman of the Company, and he holds 42.5% shares of the Company. The balance due to Mr. Cheng as of June 30, 2022 mainly represented the amount paid by Mr. Cheng on behalf of the Company.

(2)

Mountain Share Transfer, LLC is a company 100% controlled by Erik S. Nelson, a greater than 5% stockholder of the Company at June 30, 2022. The balances represented the amount paid on behalf of the Company for its daily operation purpose. On December 22, 2021, Erik Nelson resigned as Director and Corporate Secretary of the Company.

(3)	Mr. Tsai Wen-Chih is the director of XFC and has control power over Taisi Electrical & Plumbing Co. Pte Ltd. The Company took over the receivable amount of $877,809 from the acquisition of XFC in December 2020. None of the receivables have been impaired and it is expected that the full contractual amounts can be collected.

Note 13   COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each, and issued ordinary shares were 10,707,150 shares and 9,131,786 as of June 30, 2022 and December 31, 2021, respectively.

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

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	June 30, 2022	December 31, 2021

Dividend yield	N/A	N/A
Risk-free interest rate	1.16%	1.16%
Expected term (in years)	4.31	4.31
Volatility	48.15%	48.15%

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

For the six months ended June 30, 2022 and year ended December 31, 2021, $709,376 and $6,638,371 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

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

Note 16    LOSS PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share for the three and six months ended June 30, 2022 and 2021.

	For three months ended June 30,		For six months ended June 30,
	2022	2021	2022	2021
	$	$	$	$
Numerator:
Net loss attributable to the Company	(383,977)	(272,133)	(1,189,697)	(222,643)

Denominator:
Weighted-average shares outstanding
- Basic	10,707,150	9,131,786	10,692,233	9,131,786
- Diluted	10,707,150	9,131,786	10,692,233	9,131,786

Loss per share:
- Basic	(0.0359)	(0.0298)	(0.1113)	(0.0244)
- Diluted	(0.0359)	(0.0298)	(0.1113)	(0.0244)

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

In 2021, we established a Nocera Taiwan Branch (“NTB”) to focus on customers in a variety of sectors, such as individual investors, government supported or funded companies and international customers. We have received interest from areas like Japan, Thailand, Jordan, South Africa and the United States.

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

We plan to sell and develop fish farms in Taiwan, the U.S., and Brazil. We expect to sell over five thousand tanks in the next five years. Our production facility is to be established in Taiwan, and we plan to sell the systems in the Americas and European countries as well.

We also intend to build fish farming demo sites in the United States, Taiwan by the end of 2022, and Brazil in 2023 to promote our fish farming systems to the global market.

Recent Developments

On April 1, 2022, we filed a registration statement on Form S-1 (File No. 333-264059) with the SEC relating to the firm commitment public offering of units, each unit consisting of one share of common stock and a warrant to purchase two shares of common stock from the date of issuance until the fifth anniversary of the date of issuance. In connection with the public offering and listing on the Nasdaq Stock Market LLC, on July 26, 2022, we filed a Certificate of Amendment with the Secretary of State of Nevada to effectuate a 2-for-3 reverse stock split of our outstanding common stock, with fractional shares resulting from the reverse stock split being rounded up the nearest whole number. On August 10, 2022, the SEC declared the registration statement effective under the Securities Act, and on August 11, 2022, our common stock commenced trading on the Nasdaq Capital Market under the symbol “NCRA” on a post-reverse stock basis. We have applied nor intend to apply to have the warrants listed on any exchange. We anticipate the public offering to close on or about August 15, 2022.

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

Effects of the COVID-19 Pandemic

The current outbreak of COVID-19 has globally resulted in the loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings. The spread of COVID-19 has begun to cause some business disruption resulting in reduced net revenue in December 2019. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Therefore, the Company expects this matter to negatively impact its operating results.

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

Substantially all our revenues were concentrated in Taiwan pending expansion into other international markets. Consequently, our results of operations will likely be adversely materially affected to the extent that the COVID-19 pandemic or any epidemic harms Taiwan’s economy and society and the global economy in general. Any potential impact to our results will depend on to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by government authorities and other entities to contain the COVID-19 pandemic or treat its impact, almost all of which are beyond our control. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

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

As of June 30, 2022 and 2021, there are no assets or liabilities that are measured and reported at fair value on a recurring basis.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of June 30, 2022 and 2021 were $1,600,096 and $647,078, respectively.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of June 30, 2022, its consolidated results of operations for the period ended June 30, 2022, cash flows for the year period ended June 30, 2022 and change in equity for the period ended June 30, 2022, as applicable, have been made.

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

The Company considered revenue is recognized when (or as) the Company satisfies performance obligations by transferring promised goods and providing maintenance services to a customer. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods and providing maintenance services to the customer. Contracts with customers are comprised of invoices and written contracts.

The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to services resale by customers. The Company has no sales incentive programs.

The Company provides goods, maintenance service warranties for the goods sold with a period varying from 18 months to 72 months, with the majority of the periods being 18 months, and an exclusive sales agency license to its customers. For performance obligations related to providing products, the Company expects to recognize the revenue according to the delivery of products. For performance obligations related to maintenance service warranties, the Company expects to recognize the revenue on a ratable basis using a time-based output method. The performance obligations are typically satisfied as services are rendered on a straight-line basis over the contract term, which is generally for 18 months as a majority of the maintenance service warranties periods provided are 18 months. For performance obligation related to exclusive agency license, the Company recognizes the revenue ratably upon the satisfaction over the estimated economic life of the license.

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

The Company adopted ASC Topic 842 using the modified retrospective transition method effective January 1, 2019. There was no cumulative effect of initially applying ASC Topic 842 that required an adjustment to the opening retained earnings on the adoption date nor revision of the balances in comparative periods. As a result of the adoption, the Company recognized a lease liability and right-of-use asset for each of our existing lease arrangements. The adoption of the new lease standard does not have a material impact on our consolidated income statement or our consolidated statement of cash flow.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and six months ended June 30, 2022 and 2021.

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	2,184,613	1,267,547	5,103,658	2,847,033
Cost of sales	(2,131,064)	(1,194,057)	(4,994,867)	(2,424,899)
Gross profit	53,549	73,490	108,791	422,134

Operating expenses
General and administrative expenses	(437,364)	(334,991)	(1,298,317)	(570,226)
Total operating expenses	(437,364)	(334,991)	(1,298,317)	(570,226)

Loss from operations	(383,815)	(261,501)	(1,189,526)	(148,092)

Other income (expense)	1,999	(1,953)	1,999	(3,712)
Loss before income taxes	(381,816)	(263,454)	(1,187,527)	(151,804)

Income tax expense	(2,161)	(8,679)	(2,170)	(70,839)
Net loss	(383,977)	(272,133)	(1,189,697)	(222,643)

Less: Net loss attributable to non-controlling interests	–	–	–	–
Net loss attributable to the company	(383,977)	(272,133)	(1,189,697)	(222,643)

Comprehensive (loss) income
Net loss	(383,977)	(272,133)	(1,189,697)	(222,643)
Foreign currency translation gain (loss)	148,457	(48,344)	19,226	(46,675)
Total comprehensive loss	(235,520)	(320,477)	(1,170,471)	(269,318)

Less: comprehensive loss attributable to non-controlling interest	–	–	–	–
Comprehensive loss attributable to the Company	(235,520)	(320,477)	(1,170,471)	(269,318)

Loss per share
Basic	(0.0359)	(0.0298)	(0.1113)	(0.0244)
Diluted	(0.0359)	(0.0298)	(0.1113)	(0.0244)

Weighted average number of common shares outstanding
Basic	10,707,150	9,131,786	10,692,233	9,131,786
Diluted	10,707,150	9,131,786	10,692,233	9,131,786

Revenue

Revenue for the three months ended June 30, 2022 was $2,184,613, compared to $1,267,547 for the comparable period in 2021. The increase was mainly because of the high demand of fish trading business in Taiwan leads to the growth of the revenue recognition from NTB for the three months ended June 30, 2022.

Revenue for the six months ended June 30, 2022 was $5,103,658, compared to $2,847,033 for the comparable period in 2021. The increase was mainly because of the high demand of fish trading business in Taiwan leads to the growth of the revenue recognition of the fish trading business from NTB for the six months ended June 30, 2021.

Cost of Sales

Cost of Sales for the three months ended June 30, 2022 was $2,131,064, compared to $1,194,057 for the comparable period in 2021. The increase was mainly due to the decrease of fish harvesting which lead to the increasing cost of fish trading business from NTB for the three months ended June 30, 2022.

Cost of Sales for the six months ended June 30, 2022 was $4,994,867, compared to $2,424,899 for the comparable period in 2021. The increase was mainly due to the decrease of fish harvesting which lead to the increasing cost of fish trading business from NTB for the six months ended June 30, 2022.

Gross profit

Gross profit for the three months ended June 30, 2022 was $53,549, compared to $73,490 for the comparable period in 2021. The decrease was primarily because there was a significant increase in cost of sales from NTB’s fish trading business for the three months ended June 30, 2021.

Gross profit for the six months ended June 30, 2022 was $108,791, compared to $422,134 for the comparable period in 2021. The decrease was primarily because there was a significant increase in cost of sales from NTB’s fish trading business for the six months ended June 30, 2021.

General and administrative expenses

General and administrative expenses were $437,364, for the three months ended June 30, 2022, compared to approximately $334,991 for the comparable period in 2021. This increase was primarily due to the increase of legal, accounting, and consulting fees for the three months ended June 30, 2022 in connection with securities filings with the Securities and Exchange Commission (the “SEC”) and other related matters.

General and administrative expenses were $1,298,317, for the six months ended June 30, 2022, compared to approximately $570,226 for the comparable period in 2021. This increase was primarily due to the increase of legal, accounting, and consulting fees for the six months ended June 30, 2022 in connection with securities filings with the SEC and other related matters.

Other expense

Other income was $1,999, for the three months ended June 30, 2022, compared to other expense of $1,953 for the comparable period in 2021. The other income was interest revenue of bank deposits. The other expense was interest expense for a bank loan.

Other income was $1,999, for the six months ended June 30, 2022, compared to other expense of $3,712 for the comparable period in 2021. The other income was interest revenue of bank deposits. The other expense was interest expense for a bank loan.

Income tax expense

During the three months ended June 30, 2022, we recorded an income tax expense of $2,161, compared to an income tax expense of $8,679 for the comparable period in 2021. The decrease in income tax expense is because we evaluated the income tax impact from XFC for the period ended June 30, 2022.

During the six months ended June 30, 2022, we recorded an income tax expense of $2,170 as compared to an income tax expense of $70,839 for the comparable period in 2021. The decrease in income tax expense is because we evaluated the income tax impact from XFC for the period ended June 30, 2022.

Net income attributable to the Company

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the three months ended June 30, 2022 was $383,977, compared to a net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $272,133 for the comparable period in 2021. The increase in loss was because the Company’s gross profit, derived from the NTB’s fish trading business revenue for the three months ended June 30, 2021, significantly decreased due to its higher cost of sales, and the Company recognized greater general and administrative expenses over the same period.

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the six months ended June 30, 2022 was $1,189,697, compared to a net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $222,643 for the comparable period in 2021. The increase in loss was because the Company’s gross profit, derived from the XFC’s construction revenue for the six months ended June 30, 2021, significantly decreased due to its higher cost of sales, and the Company recognized greater general and administrative expenses over the same period.

Liquidity and Capital Resources

The Company had net cash used by operating activities for the period ended June 30, 2022 and the cash balance was $1,600,096 as of June 30, 2022 and stockholders’ equity of $4,270,517. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is also focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

To date, we have funded our operations through revenues, loans from our officers, and the sale of equity securities. The Company obtained a financial support letter on May 7, 2020 from Mr. Yin-Chieh Cheng, the Chief Executive Officer and President, also the Chairman of the Board and a principal stockholder of the Company. As of June 30, 2022, the Company owes Mr. Cheng a total of $6,603 as a reimbursement for amounts paid by Mr. Cheng on behalf of the Company.

Since the net asset balance as of June 30, 2022 was $4,270,517, there is no substantial doubt as to the Company’s ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the six months ended June 30,
	2022	2021
	$	$
Net cash used in operating activities	(641,848)	(98,108)
Net cash used in investing activities	–	(25,068)
Net cash used in financing activities	(26,845)	(271,432)
Effect of the exchange rate change on cash	(175,220)	18,155
Decrease in cash	(843,913)	(376,453)

Net cash used in operating activities

Net cash used in operating activities amounted to $641,848 for the six months ended June 30, 2022. This reflected the effect of changes in operating assets and liabilities including decreases in advanced receipts in the amount of $581,885.

Net cash used in operating activities amounted to $98,108 for the six months ended June 30, 2021. This reflected the effect of changes in operating assets and liabilities including decreases in account receivables in the amount of $443,382, an increase of inventory in the amount of $166,457, and an increase of advance receipts in the amount of $481,208.

Net cash used by financing activities

Net cash used by financing activities amounted to $26,845 for the six months ended June 30, 2022, which was repayment of bank loans.

Net cash used in financing activities was $271,432 for the six months ended June 30, 2021, which was repayment of bank loans.

Since we plan to build our land-based fish farming demo sites in the US, Taiwan, and Brazilto promote our fish farming systems to the global market, we expect that we will require additional capital, which includes the construction cost, marketing cost, operation costs, etc., to meet our long-term operating requirements. We expect to obtain financing from shareholders or raise additional capital through, among other things, the sale of equity or debt securities. The shareholders are committed to providing additional financing required when we try to raise additional capital from third-party investors or banks. However, there can be no assurance that we will be successful in raising this additional capital on acceptable terms, if at all.

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

Exchange rates applied are as follows.

	Quarterly ended June 30, 2022	Year ended December 31, 2021

Period end RMB exchange rate	6.7114	6.3539
Average RMB exchange rate	6.4810	6.4516

Period end TWD exchange rate	29.7200	27.7095
Average TWD exchange rate	28.7247	27.9316

Period end HK$ exchange rate	7.8487	7.7727
Average HK$ exchange rate	7.8270	7.7973

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

The following material weaknesses in our disclosure controls and procedures at June 30, 2022 were:

•	we did not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002;

•	there were insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

•	inadequate segregation of duties.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2022 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Holding Foreign Companies Accountable Act

On December 2, 2021, the SEC adopted final amendments implementing the disclosure and submission requirements under the Holding Foreign Companies Accountable Act (the “HFCAA”), pursuant to which the SEC will identify a “Commission-Identified Issuer” if an issuer has filed an annual report containing an audit report issued by a registered public accounting firm that the Public Company Accounting Oversight Board (the “PCAOB”) has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, and will then impose a trading prohibition on an issuer after it is identified as and remains a Commission-Identified Issuer for three consecutive years. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by one or more authorities in such jurisdictions. Since the Company’s auditor is located in Hong Kong, the Company’s auditor is included on a list of audit firms the PCAOB determined it is unable to inspect or investigate completely because of a position taken by one or more authorities in Hong Kong, and is therefore subject to the PCAOB’s determination. In May 2022, the Company was added to the SEC’s conclusive lists of issuers identified under the HFCAA, or a Commission-Identified Issuer. Therefore, the Company will be delisted and its securities will be prohibited from being traded “over-the-counter” if it remains identified as a Commission-Identified Issuer for three consecutive years. If the Company’s securities are unable to be listed on another securities exchange by then, such a delisting or prohibition of trading would substantially impair your ability to sell or purchase the Company’s securities when you wish to do so, and the risk and uncertainty associated with a potential delisting or prohibition of trading would have a negative impact on the price of the Company’s securities. The Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), passed by the U.S. Senate and if enacted, would require Commission-Identified Issuers to comply with the PCAOB audits within two consecutive years instead of three consecutive years. In light of the PRC government’s recent expansion of authority in Hong Kong, there are risks and uncertainties which the Company cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	*
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	Inline XBRL Taxonomy Extension Schema Document	**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________

* **

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

NOCERA, INC.

Date: August 15, 2022	By:	/s/ Yin-Chieh Cheng
	Name:	Yin-Chieh Cheng
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

