Form 10-Q
period 2022-09-30
NOCERA, INC.
filed 2022-11-18
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO.: 001-41434

NOCERA, INC.

(Exact name of registrant as specified in charter)

Nevada	16-1626611
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.)

(Address of principal executive offices and zip code)

(886)-910-163-358

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NCRA	The Nasdaq Stock Market LLC

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

There were 9,018,587 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of September 30, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” and “continue” or the negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees of future performance. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	2,203,592	2,444,009
Accounts receivable, net	609,400	699,555
Inventories	215,171	1,488,681
Advances to suppliers	56,941	42,969
Prepaid expenses and other assets, net	16,851	107,444
Due from a related party	1,826,772	1,615,217
Total current assets	4,928,727	6,397,875

Non-current assets
Retention receivables	–	69,489
Property and equipment, net	912,286	71,245
Goodwill	4,373,100	332,040
Total non-current assets	5,285,386	472,774

TOTAL ASSETS	10,214,113	6,870,649

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Notes payable	–	92,112
Accounts payable	567,127	17,442
Other payables and accrued liabilities	36,376	142,426
Advance receipts	–	1,051,121
Due to related parties	18,252	39,341
Warrant liability	4,009,340	312,320
Dividend payable	6,312	6,312
Income tax payable	33,108	387,319
Bank borrowing	–	52,292
Total current liabilities	4,670,515	2,100,685

TOTAL LIABILITIES	4,670,515	2,100,685

Commitments and contingencies	–	–

EQUITY
Common stock ($0.001 par value; authorized 200,000,000 shares; 9,018,587 shares issued and outstanding as of September 30, 2022 and 7,071,920 shares issued and outstanding as of December 31, 2021, respectively) (1)	9,018	7,071
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021)	80	80
Additional paid-in capital (1)	17,259,182	14,476,241
Statutory and other reserves	191,219	191,219
(Accumulated losses) Retained earnings	(11,973,740)	(9,918,553)
Accumulated other comprehensive loss	(11,663)	13,906
TOTAL NOCERA, INC.’S STOCKHOLDERS’ EQUITY	5,474,096	4,769,964
Non-controlling interests	69,502	–
TOTAL STOCKHOLDER EQUITY	5,543,598	4,769,964
TOTAL LIABILITIES AND STOCKHOLDER EQUITY	10,214,113	6,870,649

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	$	$	$	$
Net sales	1,374,417	18,366	6,478,075	2,865,399
Cost of sales	(1,365,624)	(70,502)	(6,360,491)	(2,495,401)
Gross profit (loss)	8,793	(52,136)	117,584	369,998

Operating expenses
General and administrative expenses	(880,006)	(239,462)	(2,178,323)	(809,688)
Total operating expenses	(880,006)	(239,462)	(2,178,323)	(809,688)

Loss from operations	(871,213)	(291,598)	(2,060,739)	(439,690)

Other income (expense)	7,898	(85)	9,897	(3,797)
Loss before income taxes	(863,315)	(291,683)	(2,050,842)	(443,487)

Income tax benefit (expense)	2,592	16,560	422	(54,279)
Net loss	(860,723)	(275,123)	(2,050,420)	(497,766)

Less: Net income attributable to non-controlling interests	4,767	–	4,767	–
Net loss attributable to the company	(865,490)	(275,123)	(2,055,187)	(497,766)

Comprehensive (loss) income
Net loss	(860,723)	(275,123)	(2,050,420)	(497,766)
Foreign currency translation gain (loss)	(6,343)	384	(25,569)	47,059
Total comprehensive loss	(867,066)	(274,739)	(2,075,989)	(450,707)

Less: comprehensive loss attributable to non-controlling interest	4,767	–	4,767	–
Comprehensive loss attributable to the Company	(871,833)	(274,739)	(2,080,756)	(450,707)

Loss per share
Basic (1)	(0.1069)	(0.0449)	(0.2757)	(0.0811)
Diluted (1)	(0.1069)	(0.0449)	(0.2757)	(0.0811)

Weighted average number of common shares outstanding (1)
Basic (1)	8,099,021	6,121,651	7,455,656	6,140,694
Diluted (1)	8,099,021	6,121,651	7,455,656	6,140,694

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	2022	2021
	$	$
Cash flows from operating activities:
Net loss	(2,050,420)	(497,766)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	975	4,846
Deferred income tax	–	2,294
Share-based compensation	812,898	317,430
Changes in operating assets and liabilities:
Accounts receivable, net	168,095	(159,417)
Inventories	1,313,297	(1,280,808)
Advance to suppliers	(6,114)	(135,829)
Prepaid expenses and other assets, net	354,172	(16,835)
Retention receivables	70,305	243,273
Notes payable	(93,194)	51,571
Accounts payable	532,240	2,696
Advance receipts	(1,063,468)	1,646,513
Warrant Liability	–	312,320
Other payables and accrued liabilities	(133,280)	2,160
Income tax payable	(363,031)	7,260
Amount due from a related party	(211,555)	(536,109)
Net cash used in operating activities	(669,080)	(36,401)

Cash flows from investing activities:
Purchase of property and equipment	(836,404)	(25,062)
Net cash outflow upon acquisition of a subsidiary	(4,292,176)	–
Net cash used in investing activities	(5,128,580)	(25,062)

Cash flows from financing activities:
Repayment of bank borrowing	(52,906)	(301,703)
Proceeds from issuance of common stock	5,664,244	215
Net cash provided (used) in financing activities	5,611,338	(301,488)

Effect of exchange rate changes on cash and cash equivalents	(54,095)	15,160
Net decrease in cash and cash equivalents	(240,417)	(347,791)
Cash and cash equivalents at beginning of period	2,444,009	1,023,531
Cash and cash equivalents at end of period	2,203,592	675,740

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Compre- hensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Stock(1)	Amount(1)	Stock	Amount	Capital (1)	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
Balance, January 1, 2021	6,088,343	6,088	–	–	2,696,017	191,219	(293,162)	(49,770)	2,550,392	–	2,550,392
Foreign currency translation adjustments	–	–	–	–	–	–	–	(1,669)	(1,669)	–	(1,669)
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Net loss	–	–	–	–	–	–	49,490	–	49,490	–	49,490
Balance, March 31, 2021	6,088,343	6,088	–	–	2,799,172	191,219	(243,672)	(51,439)	2,701,368	–	2,701,368
Foreign currency translation adjustments	–	–	–	–	–	–	–	48,344	48,344	–	48,344
Share-based compensation	–	–	–	–	103,321	–	–	–	103,321	–	103,321
Net loss	–	–	–	–	–	–	(272,133)	–	(272,133)	–	(272,133)
Balance, June 30, 2021	6,088,343	6,088	–	–	2,902,493	191,219	(515,805)	(3,095)	2,580,900	–	2,580,900
Foreign currency translation adjustments	–	–	–	–	–	–	–	384	384	–	384
Share-based compensation	57,576	58	–	–	103,430	–	–	–	103,488	–	103,488
Common stock and warrant issuance	32,000	32	–	–	2,848	–	–	–	2,880	–	2,880
Preferred stock and warrant issuance	–	–	80,000	80	29,520	–	–	–	29,600	–	29,600
Changes in fair value of warranty liabilities	–	–	–	–	(24,800)	–	–	–	(24,800)	–	(24,800)
Net loss	–	–	–	–	–	–	(275,123)	–	(275,123)	–	(275,123)
Balance, September 30, 2021	6,177,919	$6,178	80,000	$80	$3,013,491	$191,219	$(790,928)	$(2,711)	$2,417,329	$–	$2,417,329

Balance, January 1, 2022	7,071,920	7,072	80,000	80	14,476,240	191,219	(9,918,553)	13,906	4,769,964	–	4,769,964
Consultancy services settled by equities	66,667	66	–	–	502,934	–	–	–	503,000	–	503,000
Foreign currency translation Adjustments	–	–	–	–	–	–	–	129,231	129,231	–	129,231
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Net loss	–	–	–	–	–	–	(805,720)	–	(805,720)	–	(805,720)
Balance, March 31, 2022	7,138,587	7,138	80,000	80	15,082,329	191,219	(10,724,273)	143,137	4,699,630	–	4,699,630
Foreign currency translation adjustments	–	–	–	–	–	–	–	(148,457)	(148,457)	–	(148,457)
Share-based compensation	–	–	–	–	103,321	–	–	–	103,321	–	103,321
Net loss	–	–	–	–	–	–	(383,977)	–	(383,977)	–	(383,977)
Balance, June 30, 2022	7,138,587	7,138	80,000	80	15,185,650	191,219	(11,108,250)	(5,320)	4,270,517	–	4,270,517
Foreign currency translation adjustments	–	–	–	–	–	–	–	(6,343)	(6,343)	–	(6,343)
Share-based compensation	–	–	–	–	103,488	–	–	–	103,488	–	103,488
Purchase of non-controlling interest	–	–	–	–	–	–	–	–	–	64,735	64,735
Common stock issuance	1,880,000	1,880	–	–	1,970,044	–	–	–	1,971,924	–	1,971,924
Net loss	–	–	–	–	–	–	(865,490)	–	(865,490)	4,767	(860,723)
Balance, September 30, 2022	9,018,587	9,018	80,000	80	17,259,182	191,219	(11,973,740)	(11,663)	5,474,096	69,502	5,543,598

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1      PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of Nocera, Inc., a Nevada corporation (“Nocera”), and its subsidiaries, Grand Smooth Inc. Limited (“GSI”) and Guizhou Grand Smooth Technology Ltd. (“GZ GST” or “WFOE”) and Meixin Institutional Food Development Co. Ltd. (“MIFD”), and Xin Feng Construction Co., Ltd. (“XFC”) that is controlled through contractual arrangements. Nocera, GSI, GZ GST, MIFD and XFC are collectively referred to as the “Company.”

Nocera was incorporated in the State of Nevada on February 1, 2002 and is based in New Taipei City, Taiwan (R.O.C.). It did not engage in any operations and was dormant from its inception until its reverse merger with GSI on December 31, 2018.

The Company conducts its operations through (i) Xin Feng Construction Co., Ltd., a Taiwan limited liability company (“XFC”); (ii) Nocera Taiwan Branch, an unincorporated division of the Company (“NTB”); and (iii) Meixin Institutional Food Development Co. Ltd. The Company’s other subsidiaries, Grand Smooth Inc. Limited, a Hong Kong limited company (“GSI”), which wholly-owns Guizhou Grand Smooth Technology Ltd., a People’s Republic of China (PRC) corporation (“GZ GST”), are dormant and do not have any operations. The Company intends to keep such entities dormant and not conduct any operations in the PRC or Hong Kong.

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

GSI is a limited company established under the laws and regulations of Hong Kong on August 1, 2014, and is a holding company without any operations.

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

The VIE Agreements

On December 31, 2020, Nocera and XFC, a domestic funded limited liability company registered in Taiwan (R.O.C.), entered into a series of contractual agreements (“VIE Agreements”) whereby Nocera agreed to provide technical consulting and related services to XFC. As a result, Nocera has been determined to be the primary beneficiary of XFC and XFC became a variable interest entity (“VIE”) of Nocera.

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

(1) Voting Rights Proxy Agreement & Power of Attorney. Mr. Tsai, Wen-Chih, Ms. Tu, Hui-Min, Mr. Tsai, Chin-Yao, and Mr. Tsai, Chin-Chao (“Existing Stockholders”) have irrevocably authorized Nocera or the individual then designated by Nocera (“Attorney”) to exercise, on his or her behalf, the following rights available to them in their capacity as a stockholder of XFC under the then effective articles of association of XFC (collectively, “Powers”): (a) to propose the convening of, and attend, stockholders’ meetings in accordance with the articles of association of XFC on behalf of the Existing Stockholders; (b) to exercise voting rights on behalf of the Existing Stockholders on all matters required to be deliberated and resolved by the stockholders’ meeting, including without limitation the appointment and election of the directors and other executives to be appointed and removed by the stockholders of XFC and the sale or transfer of all or part of the equity held by stockholders of XFC; (c) to exercise other stockholders’ voting rights under the articles of association of XFC (including any other stockholders’ voting rights stipulated upon an amendment to such articles of association); (d) other voting rights that stockholders shall enjoy under Taiwan (R.O.C.) laws, as amended, revised, supplemented and re-enacted, no matter whether they take effect before or after the conclusion of the Voting Rights Proxy Agreement. The Existing Stockholders will not revoke the authorization and entrustment accorded to the Attorney other than in the case where Nocera gives the Existing Stockholders a written notice requesting the replacement of the Attorney, in which event the Existing Stockholders will immediately appoint such other person as then designated by Nocera to exercise the foregoing Powers and such new authorization and entrustment shall supersede, immediately upon its grant, the original authorization, and entrustment.

(2) Exclusive Business Cooperation Agreement. Nocera agrees to provide technical consulting and services including management consulting services, general and financial advisory services and various general and administrative services, for the specific content thereof (hereinafter referred to as the “Target Business”) to XFC as the technical consulting and service provider of XFC in accordance with the conditions set forth in, and during the term of, the Exclusive Business Cooperation Agreement. XFC agreed to accept the technical consulting and services provided by Nocera. XFC further agreed that, without the prior written consent of Nocera, during the term of the Exclusive Business Cooperation Agreement, it will not accept any technical consulting and services identical or similar to the Target Business that are provided by any third party.

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

XFC will shift focus to support the construction activities of land-based recirculation aquaculture systems (“RASs”) fish farms of our clients and the development of the Company-owned and operated fish farms.

On September 7, 2022, we entered into a series of contractual agreements (collectively, the “VIE Agreements”) with the majority stockholder (the “Selling Stockholder”) of Meixin Institutional Food Development Co., Ltd., a Taiwan corporation (“Meixin”), and Meixin. The VIE Agreements essentially conferred control and management of Meixin as well as substantially all of the economic benefits of the Selling Stockholder in Meixin to us. Meixin, a food processing and catering company established in 2003, is engaged in the production of hot and frozen meals, bento boxes, group meals and processing of vegetables and fruits for other companies in the food industry. Pursuant to the VIE Purchase Agreement that we entered into with the Selling Stockholder and Meixin, we purchased the Selling Stockholder’s 80% controlling interest of Meixin for a purchase price of US$4,300,000 paid in cash. We also entered into the Voting Rights Proxy Agreement, Equity Pledge Agreement and Exclusive Call Option Agreement with Meixin and the Selling Stockholder and the Exclusive Business Cooperation Agreement with Meixin.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of September 30, 2022, its consolidated results of operations for the nine months ended September 30, 2022, cash flows for the nine months ended September 30, 2022 and change in equity for the nine months ended September 30, 2022, as applicable, have been made. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021 or any future periods.

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

There were four customers who represent 99% of the Company’s total revenue for the nine months ended September 30, 2021. There were four customers who represent 83% of the Company’s total revenue for the nine months ended September 30, 2022.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Percentage of the Company’s accounts receivable
Customer A	17.17%	16.37%
Customer B	44.05%	59.53%
Customer C	16.31%	16.30%
Customer D	14.57%	7.8%
	92.10%	100.00%

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.”

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

•	Step 1: Identify the contract(s) with a customer.
•	Step 2: Identify the performance obligations in the contract.
•	Step 3: Determine the transaction price.
•	Step 4: Allocate the transaction price to the performance obligation in the contract.
•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue when (or as) the Company satisfies performance obligations by transferring promised goods or services to its customers. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to its customers. Contracts with customers are comprised of invoices and written contracts.

The Company does not have arrangements for returns from customers. The Company has no sales incentive programs.

The Company provides goods, maintenance service warranties for goods sold with a period varying from 18 months to 72 months, a majority of which are 18 months, and an exclusive sales agency license to its customers. For performance obligations related to providing products, the Company expects to recognize the revenue according to the delivery of products. For performance obligation related to maintenance service warranties, the Company expects to recognize the revenue on a ratable basis using a time-based output method. The performance obligations are typically satisfied as services are rendered on a straight-line basis over the contract term, which is generally for 18 months as a majority of the maintenance service warranties periods provided are 18 months. For performance obligation related to exclusive agency licenses, the Company recognizes the revenue ratably upon the satisfaction over the estimated economic life of the license.

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

Note 3      ACCOUNTS RECEIVABLE, NET

As of September 30, 2022 and December 31, 2021, accounts receivable consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
Accounts receivable	609,400	699,555
Less: Allowance for doubtful accounts	–	–
Total	609,400	699,555

For the nine months ended September 30, 2022 and for the year ended December 31, 2021, the Company has recorded provision for doubtful accounts of nil.

Note 4      INVENTORIES

As of September 30, 2022 and December 31, 2021, inventories consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
Raw materials	102,613	97,163
Work in process	112,558	1,391,518
Total	215,171	1,488,681

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
Other receivables from third party	16,851	107,444
Prepaid expenses and other assets, net	16,851	107,444

Note 6      PROPERTY AND EQUIPMENT, NET

As of September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
Equipment	922,201	78,802
Less: Accumulated depreciation	(9,915)	(7,557)
Property and equipment, net	912,286	71,245

Depreciation expenses for the nine months ended September 30, 2022 and 2021 were $975 and $4,846, respectively, and $(266) and $1,255 for the three months ended September 30, 2022 and 2021, respectively.

Note 7      GOODWILL

As of September 30, 2022 and December 31, 2021, goodwill consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
Goodwill - XFC	332,040	332,040
Goodwill - Meixin	4,041,060	–
Less: Accumulated amortization	–	–
Goodwill, net	4,373,100	332,040

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

In connection with the Public Offering and pursuant to a registration statement on Form S-1, amended (File No. 333-264059), originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2022, and declared effective by the SEC on August 10, 2022 (the “Registration Statement”), the public offering price of each Unit was $3.50, and each unit consisting of one share of common stock and a warrant to purchase two shares of common stock from the date of issuance until the fifth anniversary of the date of issuance. The Shares and the Warrants comprising the Units were immediately separable and issued separately in the Offering, which closed on August 15, 2022.

In connection with the Public Offering and pursuant to the underwriting agreement between us and the underwriters named therein, we granted the underwriters a 45-day option to purchase up to 282,000 additional shares of common stock and warrants, equivalent to 15% of the Units sold in the Public Offering, at the public offering price per Unit, less underwriting discounts and commissions, to cover over-allotments, if any. On September 23, 2022, the underwriters exercised their option to purchase an additional 282,000 warrants from us for gross proceeds of $2,820. The warrants were issued to the underwriters on September 26, 2022.

The exercise price of the Warrants shall be decreased to the reset price, which means the greater of (i) 50% of the exercise price and (ii) 100% of the last volume weighted average price immediately preceding the 90th calendar day following the initial issuance date (the greater of (i) and (ii), the “Reset Price”) if, on the date that is 90 calendar days immediately following the initial issuance date, the Reset Price is less than the exercise price on that date.

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
Balance at the beginning of period	312,320	–
Warrants issued to investors	3,214,800	287,520
Warrants issued to underwriter	482,220	–
Warrants redeemed	–	–
Fair value change of warrants included in earnings	–	24,800
Total	4,009,340	312,320

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	256,000	3.75	2.66
Exercisable at January 1, 2022	256,000	3.75	2.66
Granted	2,162,000	1.93	4.98
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at September 30, 2022	2,418,000	2.12	4.73
Exercisable at September 30, 2022	2,418,000	2.12	4.73

Note 9      LEASES

The Company has two non-cancelable lease agreements for certain of the office and accommodation as well as fish farming containers for research and development of advanced technology for water circulation in fish farming containers with original lease periods expiring between 2022 and 2023. After one year from the effective date of the lease, the Company has the option to terminate the lease or extend the term of the lease. The Company recognizes rental expense on a straight-line basis over the lease term.

The components of lease expense for the nine months ended September 30, 2022 and September 30, 2021 were as follows:

	Statement of Income Location	Nine months ended September 30, 2022	Nine months ended September 30, 2021
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	35,329	3,318
Total net lease costs		35,329	3,318

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2021 and September 30, 2022 are US$ nil.

Note 10    OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
VAT payable	–	40,023
Salary payable	7,870	89,775
Others	28,506	12,628
Total	36,376	142,426

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

The Coronavirus Aid, Relief and Economy Security Act (the “CARES Act”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for net operating loss (“NOL”) deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a significant tax impact on its financial statements and will continue to examine the impact the CARES Act may have on its business.

The Company evaluated the Global Intangible Low Taxed Income (“GILTI”) inclusion on current earnings and profits of greater than 10% owned foreign controlled corporations. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The law also provides that corporate taxpayers may benefit from a 50% reduction in the GILTI inclusion, which effectively reduces the 21% U.S. corporate tax rate on the foreign income to an effective rate of 10.5%. The GILTI inclusion further provides for a foreign tax credit in connection with the foreign taxes paid. In 2021, the Company recorded a GILTI inclusion of $152,829. The Company has elected to treat the financial statement impact of GILTI as current period expenses.

The reverse merger was completed on December 31, 2018 and the tax losses of the U.S. subsidiary was not in the scope as of December 31, 2018. As of December 31, 2019, net operating loss carried forward which was available to offset future taxable income for the Company in the United States was $99,817. There was a full valuation allowance applied against these loss carry forward as management determined it was not more likely than not that these net operating losses would be utilized in the foreseeable future.

Hong Kong

The HK tax reform has introduced two-tiered profits tax rates for corporations. Under the two-tiered profits tax rates regime, the profits tax rate for the first HK$2 million (approximately $257,931) of assessable profits will be lowered to 8.25% (half of the rate specified in Schedule 8 to the Inland Revenue Ordinance) for corporations. Assessable profits above HK$2 million (approximately $257,931) will continue to be subject to the rate of 16.5% for corporations. Because the Company assessed that the HK entity will not earn a profit greater than HK$2 million (approximately $257,931), it is subject to a corporate income tax rate of 8.25%.

As of December 31, 2021, the Company’s subsidiary in Hong Kong had net operating loss carry forwards available to offset future taxable income. The net operating losses will be carryforward indefinitely under Hong Kong Profits Tax regulation. There is a full valuation allowance applied against this loss carryforward as management determined it was not more likely than not that these net operating losses would be utilized in the foreseeable future.

PRC

WFOE and the consolidated VIE established in the PRC are subject to the PRC statutory income tax rate of 25%, according to the PRC Enterprise Income Tax law.

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

As a result of amendments to the “Taiwan Income Tax Act” enacted by the Office of the President of Taiwan on February 7, 2018, the statutory income tax rate increased from 17% to 20% and the undistributed earnings tax, or a surtax, decreased from 10% to 5% effective from January 1, 2018. As a result, the statutory income tax rate in Taiwan was 20% for the years ended August 31, 2021 and 2020. An additional surtax, of which rate was reduced from 10% to 5% being applied to the Company starting from September 1, 2018, is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as a legal reserve before the end of the following year. The 5% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

The components of the income tax expense are:

	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2022	2021	2022	2021
	$	$	$	$
Current	(2,592)	(16,560)	(422)	51,964
Deferred	–	–	–	2,315
Total income tax expense	(2,592)	(16,560)	(422)	54,279

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate (2021: at PRC statutory rate) applicable to income tax expense is as follows:

	Nine months ended September 30,
(Unaudited)	2022		2021
Taiwan (2021-PRC) income tax statutory rate	20.00%		25.00%
Impact of different tax rates in other jurisdictions	1.19%		(2.25%	)
Tax effect of non-deductible expenses	(9.19%	)	0.22%
Tax effect of non-deductible share based compensation	(3.65%	)	–
Tax effect of non-taxable income	–		0.22%
Utilization of tax losses	–		0.22%
Others	0.04%		–
Changes in valuation allowance	(8.57%	)	(68.11%	)
Effective tax rate	(0.18%	)	(44.70%	)

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
Deferred tax assets
Tax loss carried forward	–	–
Allowance for doubtful receivables	–	–
Total deferred tax assets	–	–
Valuation allowance	–	–
Total deferred tax assets, net	–	–

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
Deferred tax liabilities
Property and equipment, difference in depreciation	–	–
Deferred tax liabilities, net	–	–

The valuation allowance as of September 30, 2022 and December 31, 2021 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as follows.

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
Balance at beginning of the year	95,844	–
Additions of valuation allowance	43,102	95,844
Reductions of valuation allowance	–	–
Balance at the end of the year	138,946	95,844

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

As of September 30, 2022, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, and the Company decided not to reinvest its earnings since it is not continuing its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 12    RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as follows:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
Mr. Yin-Chieh Cheng (1)	10,571	–
Mountain Share Transfer, LLC (2)	7,681	39,341
Total	18,252	39,341

Due from a related party

The balance due from a related party was as follows:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
JC Development Co. Ltd. (3)	1,826,772	1,615,217

Note:

(1)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) is the chairman of the Company, and he holds 42.5% shares of the Company. The balance due to Mr. Cheng as of June 30, 2022 mainly represented the amount paid by Mr. Cheng on behalf of the Company.

(2)

Mountain Share Transfer, LLC is a company 100% controlled by Erik S. Nelson, a greater than 5% stockholder of the Company at June 30, 2022. The balances represented the amount paid on behalf of the Company for its daily operation purpose. On December 22, 2021, Erik Nelson resigned as Director and Corporate Secretary of the Company.

(3)	JC Development Co. Ltd. is a partner of XFC, a variable interest entity of the Company. The Company took over the receivable amount of $877,809 from the acquisition of XFC in December 2020. None of the receivables have been impaired and it is expected that the full contractual amounts can be collected.

Note 13   COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each. On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the Company’s common stock issued and outstanding decreased from 10,707,150 shares to 7,138,587 shares. All shares and associated amounts have been retroactively restated to reflect the stock split on August 11, 2022. As of September 30, 2022 and December 31, 2021, issued common stock were 9,018,587 shares and 7,071,920, respectively.

On August 11, 2022, the Company’s common stock commenced trading on The Nasdaq Capital Market under the symbol “NCRA” on a post-reverse stock split basis. During the public offering, 1,880,000 common stocks, at par value $0.001 each, were issued at the offering price $3.5 each. The Company received total gross proceeds of $6.58 million from the public offering and after deducting the underwriting commissions, discounts and offering expenses, the Company received net proceeds of approximately $5.3 million.

All number of shares, share amounts and per share data presented in the accompanying unaudited consolidated financial statements and related notes have been retroactively restated to reflect the reverse merger transaction and subsequent issuance of shares stated above, except for authorized shares of common stock, which were not affected.

Note 14    SHARE-BASED COMPENSATION

On December 27, 2018, Nocera granted Mr. Yin-Chieh Cheng quarterly option awards of 250,000 Series A warrants for 20 quarters (i.e., 5 years) for a total of 5,000,000 Series A warrants with an exercise price of $0.50 per share, subject to continued employment for services as Chairman of the Board of Directors (“Board”) and a Director.

On June 1, 2020, Nocera granted Mr. Shun-Chih Chuang and Mr. Hsien-Wen Yu 50,000 Class A warrants and 60,000 Class A warrants separately, each with an exercise price of $0.50 per share, for serving as the Company’s Chief Financial Officer and Chief Operating Officer, respectively. The Company also granted 2 employees 50,000 Class A warrants with an exercise price of $0.50 per share. The Class A warrants consist of the right to purchase one share of Company common stock for $0.50 per share from the date of issuance until April 23, 2026.

On June 1, 2020, Nocera granted Mr. Michael A. Littman 50,000 Class A warrants with an exercise price of $0.50 per share and 50,000 Class B warrants with exercise price of $1.00 per share. Mr. Littman exercised 50,000 Class A warrants and 50,000 Class B warrants on August 11, 2021. The Class A warrants consist of the right to purchase one share of Company common stock for $0.50 per share from the date of issuance until April 23, 2026. The Class B warrants consist of the right to purchase one share of common stock for $1.00 per share separately from the date of issuance until April 23, 2026.

On December 1, 2021, Nocera granted Mr. Shun-Chih Chuang and Mr. Hsien-Wen Yu 75,000 Class A warrants and 60,000 Class A warrants separately, each with an exercise price of $0.50 per share, for serving as the Company’s Chief Financial Officer and Chief Operating Officer, respectively. The Company also granted 2 employees 70,000 Class A warrant with an exercise price of $0.50 per share. The Class A warrants consist of the right to purchase one share of Company common stock for $0.50 per share from the date of issuance until April 23, 2026.

On December 31, 2021, the Company issued an aggregate of 505,000 shares of common stock to Mr. Shun-Chih Chuang and a total of five consultants in consideration for services rendered.

On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. The result of reverse stock split over the common stock issuable upon exercise of the following outstanding securities as of September 30, 2022 is listed below:

	Before Reverse Stock Split	After Reverse Stock Split
Series A Warrant	4,000,000	2,666,667
Class A Warrants	1,015,000	676,667
Class B Warrants	650,000	433,334
Class C Warrants	940,000	626,667
Class D Warrants	940,000	626,667
2018 Stock Option and Award Incentive Plan	10,000,000	6,666,667
	17,545,000	11,696,669

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Dividend yield	N/A	N/A
Risk-free interest rate	1.16%	1.16%
Expected term (in years)	4.31	4.31
Volatility	48.15%	48.15%

In connection with the Public Offering and pursuant to the underwriting agreement between us and the representatives named therein, On August 15, 2022, we granted the representatives to purchase a total of 94,000 shares, 5% of 1,880,000 shares of our common stock sold in this offering, at an exercise price equal to $3.85, 110% of the offering price per unit, exercisable after the 180th day after the commencement of sales of units in this offering until the four and half year anniversary of initial issuance date.

The Company estimated the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield. The Company calculated expected option terms based on the “simplified” method for “plain vanilla” options due to the limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. The Company calculated volatility using the average adjusted volatility of the quick companies feature of Capital IQ for a period of time reflective of the expected option term, while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted. Dividend yield is estimated at our current dividend rate, which adjusts for any known future changes in the rate.

For the nine months ended September 30, 2022 and year ended December 31, 2021, $812,898 and $9,683,016 share-based compensation expenses were recognized into additional paid-in capital of the Company, respectively.

As of December 31, 2021, total unrecognized compensation cost related to unvested share-based compensation awards was $11,114,097. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining vesting period of 1.99 years.

Note 15    PREFERRED STOCK

In August 2021, the Company issued 80,000 preferred shares, par value $0.001 per share, at an issue price of $2.50 per share to certain investors credited as fully paid. The preferred shares are non-voting and non-redeemable. The holder of the preferred shares will have priority over the holders of the common stock of the Company on the assets and funds of the Company available for distribution in a distribution of assets on liquidation, winding up or dissolution of the Company. The holder of the preferred shares shall not have the right to attend or vote at any general meeting of the Company (except a general meeting for winding up of the Company or a resolution is to be proposed which if passed would vary or abrogate the rights or privileges of such holder).

On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the shares of common stock issuable upon the conversion of Series A Preferred Stock decreased from 80,000 shares to 53,334 shares.

Note 16    LOSS PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share for the three and nine months ended September 30, 2022 and 2021.

	For three months ended September 30,		For nine months ended September 30,
(Unaudited)	2022	2021	2022	2021
	$	$	$	$
Numerator:
Net loss attributable to the Company	(865,490)	(275,123)	(2,055,187)	(497,766)

Denominator:
Weighted-average shares outstanding
- Basic (1)	8,099,021	6,121,651	7,455,656	6,140,694
- Diluted (1)	8,099,021	6,121,651	7,455,656	6,140,694

Loss per share:
- Basic (1)	(0.1069)	(0.0449)	(0.2757)	(0.0811)
- Diluted (1)	(0.1069)	(0.0449)	(0.2757)	(0.0811)

Basic net loss per common share is computed using the weighted average number of the common shares outstanding during the period.

(1)    On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

NOTE 17 BUSINESS COMBINATION

Meixin Institutional Food Development Company Limited

On September 7, 2022, the Company acquired 80% shares of Meixin. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$7,824
Trade receivables	10,646
Inventory	14,225
Plant and equipment, net	872,939
Other payables and accrued liabilities	(581,959)
Net assets value	323,675
Net assets acquired @ 80%	258,940
Goodwill	4,041,060
Purchases price	$4,300,000

Note 18    SUBSEQUENT EVENT

The exercise price of the Warrants was subsequently decreased from offering price of $3.85 each to the reset price of $1.925 each on November 14, 2022.

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and except for the above event, there are no other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with GAAP. In addition, our unaudited consolidated financial statements and the financial data included in this Quarterly Report on Form 10-Q reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed under the section captioned “Cautionary Statement Regarding Forward-Looking Statements” herein and the section captioned “Risk Factors” as well as any other cautionary language contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

Operations Overview

As of December 31, 2019, we provide land-based recirculation aquaculture systems (“RASs”) for fish farming. Our primary business operations consist of the design, development and production of RASs large scale fish tank systems for fish farms along with expert consulting, technology transfer, and aquaculture project management services to new and existing aquaculture management business services. Through our branch office, we also procure and sell eel in Taiwan. In addition, we sell food (e.g., our seafood porridge bowl) through our flagship bento box store located at the Xinmin Street next to the Nangang Software Park in Taiwan.

In October 2020, the government of Taiwan began supporting the Green Power and Solar Sharing Fish Farms initiative. In light of the opportunities resulting from this initiative, in October 2020, Nocera ceased all of its operations in China and moved all of its technology and back-office operations to Taiwan. Since then, we only conduct operations in Taiwan.

Our current mission is to provide consulting services and solutions in aquaculture projects to reduce water pollution and decrease the disease problems of fisheries. Our goal is to become a global leader in the land-based aquaculture business. We are now poised to grow our existing operations in Taiwan and expand into the development and management of land-based fish farms in Taiwan and North and South America. We do not currently have any intentions of conducting operations in China or Hong Kong.

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

In 2021, we established a Nocera Taiwan Branch (“NTB”) to focus on customers in a variety of sectors, such as individual investors, government supported or funded companies and international customers. We have received interest from areas such as Japan, Thailand, Jordan, South Africa and the United States.

As of September 30, 2021, we launched our first RAS demo site in Taiwan and engaged the demo site into the testing phase to raise eel. Currently, we are promoting our RASs in Taiwan and looking for opportunities to cooperate with the local solar energy industry and to expand our business into the U.S. We believe the U.S. is a potentially lucrative market to penetrate and we are in the process of acquiring land in Alabama in order to build RASs for fish farming in the U.S.

We employ a sales and marketing strategy targeting the Taiwan government-supported solar fish farms. We are planning on expanding our sales and marketing model through the use of online marketing, data intelligence, and the establishment of a distributor network. The online marketing and data intelligence will be designed to generate sales leads internationally outside of Taiwan that can be directed to our sales department for further follow-up.

We plan to sell and develop fish farms in Taiwan, the U.S., and Brazil. We expect to sell over five thousand tanks in the next five years. Our production facility is to be established in Taiwan, and we plan to sell the systems in the Americas and European countries as well.

We also intend to build fish farming demo sites in Taiwan by the end of 2022 and the United States in 2023 to promote our fish farming systems to the global market.

Business Developments

The following highlights material business developments in our business during the quarter ended September 30, 2022:

•	In the third quarter of 2022, our total revenues totaled approximately $1,374,417 as compared to approximately $18,366 in the same period in 2021.

•	In September 2022, we announced that our seafood porridge bowl will be launched at Ning Xia Night Market with a soft opening on September 26, 2022. We selected Nan Kang District of Taipei City for our flagship bento box store to serve grilled eel rice and super value bento boxes. The target date for the official opening of our flagship bento store is December 1, 2022.

•	In the third quarter of 2022, we raised a total of approximately $6.58 million in gross proceeds in registered equity offerings.

Recent Developments

On April 1, 2022, we filed a registration statement on Form S-1, as amended (File No. 333-264059), with the SEC relating to the firm commitment public offering of units (the “Public Offering”), each unit consisting of one share of common stock and a warrant to purchase two shares of common stock from the date of issuance until the fifth anniversary of the date of issuance. In connection with the public offering and listing on The Nasdaq Stock Market LLC, on July 26, 2022, we filed a Certificate of Amendment with the Secretary of State of Nevada to effectuate a 2-for-3 reverse stock split of our outstanding common stock, with fractional shares resulting from the reverse stock split being rounded up the nearest whole number. On August 10, 2022, the SEC declared the registration statement effective under the Securities Act, and on August 11, 2022, our common stock commenced trading on The Nasdaq Capital Market under the symbol “NCRA” on a post-reverse stock split basis. We have not applied nor intend to apply to have the warrants listed on any exchange. The Public Offering closed on August 15, 2022, and we received total gross proceeds of $6.58 million. After deducting the underwriting commissions, discounts, and offering expenses, we received net proceeds of approximately $5.3 million.

On September 7, 2022, we entered into a series of contractual agreements (collectively, the “VIE Agreements”) with the majority stockholder (the “Selling Stockholder”) of Meixin Institutional Food Development Co., Ltd., a Taiwan corporation (“Meixin”), and Meixin. The VIE Agreements essentially conferred control and management of Meixin as well as substantially all of the economic benefits of the Selling Stockholder in Meixin to us. Meixin, a food processing and catering company established in 2003, is engaged in the production of hot and frozen meals, bento boxes, group meals and processing of vegetables and fruits for other companies in the food industry. Pursuant to the VIE Purchase Agreement that we entered into with the Selling Stockholder and Meixin, we purchased the Selling Stockholder’s 80% controlling interest of Meixin for a purchase price of US$4,300,000 paid in cash. We also entered into the Voting Rights Proxy Agreement, Equity Pledge Agreement and Exclusive Call Option Agreement with Meixin and the Selling Stockholder and the Exclusive Business Cooperation Agreement with Meixin.

On September 8, 2022, we entered into a real estate purchase agreement with an unaffiliated third party pursuant to which we agreed to purchase 229 contiguous acres of land located in Montgomery County, Alabama (the “Alabama Land”). We paid an earnest deposit of $10,000 on the land with the balance of $865,000 payable at closing. We intend to build RASs on the land for fish farming. The property includes a house, a manufactured home and a building site with sewer and power which we intend to develop into an office and dormitory for future employees. As of September 30, 2022, we have not yet closed the purchase of the Alabama Land.

In connection with the Public Offering and pursuant to the underwriting agreement between us and the underwriters named therein, we granted the underwriters a 45-day option to purchase up to 282,000 additional shares of common stock and warrants, equivalent to 15% of the Units sold in the Public Offering, at the public offering price per Unit, less underwriting discounts and commissions, to cover over-allotments, if any. On September 23, 2022, the underwriters exercised their option to purchase an additional 282,000 warrants from us for gross proceeds of $2,820. The warrants were issued to the underwriters on September 26, 2022.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Known Trends and Uncertainties

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality of product as they may substitute lower cost materials to maintain pricing levels. Nocera’s cost base also reflects significant elements for freight, including fuel, which has significantly increased due to the effects of the coronavirus (COVID-19) pandemic and Russia’s illegal military invasion of Ukraine. Rapid and significant changes in commodity prices such as fuel and plastic may negatively affect our profit margins if Nocera is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives.

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

Effects of the COVID-19 Pandemic

The current outbreak of COVID-19 has globally resulted in the loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings. The initial spread of COVID-19 in Asia caused some business disruption resulting in reduced net revenue in December 2019. There continues to be considerable uncertainty around the duration of the pandemic and its resultant economic effects. Therefore, we expect this matter to negatively impact our operating results for the foreseeable future.

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

Since 2021, substantially all our revenues are concentrated in Taiwan pending expansion into other international markets. Consequently, our results of operations will likely be adversely materially affected to the extent that the COVID-19 pandemic or any epidemic harms Taiwan’s economy and society and the global economy in general. Any potential impact to our results will depend on to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by government authorities and other entities to contain the COVID-19 pandemic or treat its impact, almost all of which are beyond our control. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

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

The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to U.S. GAAP.

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

Fair Value Measurement

We apply ASC Topic 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements.

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

ASC Topic 820 specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value. Unobservable inputs are valuation technique inputs that reflect our own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Management of the Company is responsible for determining the assets acquired, liabilities assumed and intangibles identified as of the acquisition date and considered a number of factors including valuations from an independent appraiser.

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently sourced market parameters, such as interest rates and currency rates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of September 30, 2022 and 2021 were $2,203,592 and $675,740, respectively.

Accounts Receivable, Net

Accounts receivable are stated at the original amount less an allowance for doubtful accounts, if any, based on a review of all outstanding amounts at period end. An allowance is also made when there is objective evidence that we will not be able to collect all amounts due according to the original terms of the receivables. We analyze the aging of the customer accounts, coverage of credit insurance, customer concentrations, customer credit-worthiness, historical and current economic trends and changes in its customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Prepaid Expenses and Other Assets, Net

Prepaid expense and other assets, net consist of receivable from prepaid rent, etc. Management reviews its receivable balance each reporting period to determine if an allowance for doubtful accounts is required. An allowance for doubtful account is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging, and prevailing economic conditions. Bad debts are written off against the allowance after all collection efforts have ceased.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of our unaudited condensed consolidated financial position as of September 30, 2022, consolidated results of operations for the period ended September 30, 2022, cash flows for the year period ended September 30, 2022 and change in equity for the period ended September 30, 2022, as applicable, have been made.

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations.

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, we would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets.

Commitments and Contingencies

In the normal course of business, we are subject to contingencies, including legal proceedings and claims arising out of our business that relate to a wide range of matters, such as government investigations and tax matters. We recognize a liability for such contingency if we determine it is probable that a loss has occurred and a reasonable estimate of the loss can be made. We may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter.

Revenue Recognition

We have early adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified ASC 606 on January 1, 2017.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, we apply the following steps:

•	Step 1: Identify the contract(s) with a customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligation in the contract

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

We consider revenue is recognized when (or as) we satisfy performance obligations by transferring promised goods and providing maintenance services to a customer. Revenue is measured at the transaction price which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods and providing maintenance services to the customer. Contracts with customers are comprised of invoices and written contracts.

We do not have arrangements for returns from customers. We have no sales incentive programs.

We provide goods, maintenance service warranties for the goods sold with a period varying from 18 months to 72 months, with the majority of the periods being 18 months, and an exclusive sales agency license to our customers. For performance obligations related to providing products, we expect to recognize the revenue according to the delivery of products. For performance obligations related to maintenance service warranties, we expect to recognize the revenue on a ratable basis using a time-based output method. The performance obligations are typically satisfied as services are rendered on a straight-line basis over the contract term, which is generally for 18 months as a majority of the maintenance service warranties periods provided are 18 months. For performance obligation related to exclusive agency licenses, we recognize the revenue ratably upon the satisfaction over the estimated economic life of the license.

We do not have amounts of contract assets since revenue is recognized as control of goods is transferred. The contract liabilities consist of advance payments from customers and deferred revenue. Advance payments from customers are expected to be recognized as revenue within 12 months. Deferred revenue is expected to be recognized as revenue within 12 months.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs, depreciation, and related expenses, which are directly attributable to the production of the product. Write-down of inventories to lower of cost or net realizable value is also recorded in cost of sales.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

We adopted ASC Topic 842 using the modified retrospective transition method effective January 1, 2019. There was no cumulative effect of initially applying ASC Topic 842 that required an adjustment to the opening retained earnings on the adoption date nor revision of the balances in comparative periods. As a result of the adoption, we recognized a lease liability and right-of-use asset for each of our existing lease arrangements. The adoption of the new lease standard does not have a material impact on our consolidated income statement or our consolidated statement of cash flow.

Uncertain Tax Positions

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. We record interest and penalties on uncertain tax provisions as income tax expense. There were no uncertain tax positions as of December 31, 2021 and 2020, and we have no accrued interest or penalties related to uncertain tax positions. We do not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of our net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

Our reporting currency is the United States dollar (“US$”). The functional currency of our VIE in Taiwan is the New Taiwan dollar (“NT”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”). The functional currency of PRC companies is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of our subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates for US$ to RMB as of September 30, 2022 and 2021 were 7.1523 and 6.4698, respectively. The annual average exchange rates for the year ended December 31, 2021 and 2020 are 6.3700 and 6.8996, respectively.

(Loss) Earnings per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Results of Operations

The following table sets forth our unaudited consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	1,374,417	18,366	6,478,075	2,865,399
Cost of sales	(1,365,624)	(70,502)	(6,360,491)	(2,495,401)
Gross profit	8,793	(52,136)	117,584	369,998

Operating expenses
General and administrative expenses	(880,006)	(239,462)	(2,178,323)	(809,688)
Total operating expenses	(880,006)	(239,462)	(2,178,323)	(809,688)

Loss from operations	(871,213)	(291,598)	(2,060,739)	(439,690)

Other income (expense)	7,898	(85)	9,897	(3,797)
Loss before income taxes	(863,315)	(291,683)	(2,050,842)	(443,487)

Income tax benefit (expense)	2,592	16,560	422	(54,279)
Net loss	(860,723)	(275,123)	(2,050,420)	(497,766)

Less: Net income attributable to non-controlling interests	4,767	–	4,767	–
Net loss attributable to the Company	(865,490)	(275,123)	(2,055,187)	(497,766)

Comprehensive (loss) income
Net loss	(860,723)	(275,123)	(2,050,420)	(497,766)
Foreign currency translation gain (loss)	(6,343)	384	(25,569)	47,059
Total comprehensive loss	(867,066)	(274,739)	(2,075,989)	(450,707)

Less: comprehensive loss attributable to non-controlling interest	4,767	–	4,767	–
Comprehensive loss attributable to the Company	(871,833)	(274,739)	(2,080,756)	(450,707)

Loss per share
Basic	(0.1069)	(0.0449)	(0.2757)	(0.0811)
Diluted	(0.1069)	(0.0449)	(0.2757)	(0.0811)

Weighted average number of common shares outstanding
Basic	8,099,021	6,121,651	7,455,656	6,140,694
Diluted	8,059,021	6,121,651	7,455,656	6,140,694

Revenue

Revenue for the three months ended September 30, 2022 was $1,374,417, compared to $18,366 for the comparable period in 2021. The increase was mainly because the high demand in the fish trading business in Taiwan led to the growth of the revenue recognition from NTB for the three months ended September 30, 2022.

Revenue for the nine months ended September 30, 2022 was $6,478,075, compared to $2,865,399 for the comparable period in 2021. The increase was mainly because the high demand in the fish trading business in Taiwan led to the growth of the revenue recognition of the fish trading business from NTB for the nine months ended September 30, 2021.

Cost of Sales

Cost of Sales for the three months ended September 30, 2022 was $1,365,624, compared to $70,502 for the comparable period in 2021. The increase was mainly due to the decrease of fish harvesting which led to the increasing cost of fish trading business from NTB for the three months ended September 30, 2022.

Cost of Sales for the nine months ended September 30, 2022 was $6,360,491, compared to $2,495,401 for the comparable period in 2021. The increase was mainly due to the decrease of fish harvesting which led to the increasing cost of fish trading business from NTB for the nine months ended September 30, 2022.

Gross profit

Gross profit for the three months ended September 30, 2022 was $8,793, compared to gross loss $52,136 for the comparable period in 2021. The increase was primarily because there was a significant decrease in cost of sales from NTB’s fish trading business for the three months ended September 30, 2021.

Gross profit for the nine months ended September 30, 2022 was $117,584, compared to $369,998 for the comparable period in 2021. The decrease was primarily because there was a significant increase in cost of sales from NTB’s fish trading business for the nine months ended September 30, 2021.

General and administrative expenses

General and administrative expenses were $880,006, for the three months ended September 30, 2022, compared to approximately $239,462 for the comparable period in 2021. This increase was primarily due to the increase of legal, accounting, and consulting fees for the three months ended September 30, 2022 in connection with securities filings with the SEC and other related matters.

General and administrative expenses were $2,178,323, for the nine months ended September 30, 2022, compared to approximately $809,688 for the comparable period in 2021. This increase was primarily due to the increase of legal, accounting, and consulting fees for the nine months ended September 30, 2022 in connection with securities filings with the SEC and other related matters.

Other expense

Other income was $7,898, for the three months ended September 30, 2022, compared to other expense of $85 for the comparable period in 2021. The other income was interest revenue of bank deposits. The other expense was interest expense for a bank loan.

Other income was $9,897, for the nine months ended September 30, 2022, compared to other expense of $3,797 for the comparable period in 2021. The other income was interest revenue of bank deposits. The other expense was interest expense for a bank loan.

Income tax expense

During the three months ended September 30, 2022, we recorded an income tax benefit of $2,592, compared to an income tax benefit of $16,560 for the comparable period in 2021. The decrease in income tax benefit is because we evaluated the income tax impact from XFC for the period ended September 30, 2022.

During the nine months ended September 30, 2022, we recorded an income tax benefit of $422 as compared to an income tax expense of $54,279 for the comparable period in 2021. The decrease in income tax expense is because we evaluated the income tax impact from XFC for the period ended September 30, 2022.

Net income attributable to the Company

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the three months ended September 30, 2022 was $865,490, compared to a net loss attributable to us (excluding net loss attributable to non-controlling interest) of $275,123 for the comparable period in 2021. The increase in loss was because our gross profit, derived from NTB’s fish trading business revenue for the three months ended September 30, 2021, significantly decreased due to its higher cost of sales, and we recognized greater general and administrative expenses over the same period.

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the nine months ended September 30, 2022 was $2,055,187, compared to a net loss attributable to us (excluding net loss attributable to non-controlling interest) of $497,766 for the comparable period in 2021. The increase in loss was because our gross profit, derived from XFC’s construction revenue for the nine months ended September 30, 2021, significantly decreased due to its higher cost of sales, and we recognized greater general and administrative expenses over the same period.

Liquidity and Capital Resources

We had net cash used by operating activities for the period ended September 30, 2022 and the cash balance was $2,203,592 as of September 30, 2022 and stockholders’ equity of $5,543,598. We continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. Management is also focused on growing our existing product offering, as well as our customer base, to increase our revenues. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that we have sufficient capital and liquidity to fund our operations for at least the next 12 months.

To date, we have funded our operations through revenues, loans from our officers, and the sale of equity securities. We obtained a financial support letter on May 7, 2020 from Mr. Yin-Chieh Cheng, the Chief Executive Officer and President, also the Chairman of the Board and one of our principal stockholders. As of September 30, 2022, we owe Mr. Cheng a total of $10,571 as a reimbursement for amounts paid by Mr. Cheng on our behalf for operating expenses.

Since the net asset balance as of September 30, 2022 was $5,543,598, there is no substantial doubt as to our ability to continue as a going concern.

Financings

On August 15, 2022, we consummated a public offering of 1,880,000 units (the “Units”) for $3.50 per Unit pursuant to an effective registration statement on Form S-1, as amended (File No. 333-264059). Each Unit consisted of one share of common stock, par value $0.001 per share, and one warrant to purchase two shares of common stock (the “Warrants”) from the date of issuance until the fifth anniversary of the issuance date for $3.85 per share of common stock, subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the common stock. The shares of common stock and the Warrants comprising the Units were immediately separable and issued separately in the Public Offering. The exercise price of the Warrants will be decreased to the reset price, which means the greater of (i) 50% of the exercise price and (ii) 100% of the last volume weighted average price immediately preceding the 90th calendar day following the initial issuance date if, on the date that is 90 calendar days immediately following the initial issuance date, the Reset Price is less than the exercise price on that date. We have not applied nor intend to apply to have the warrants listed on any exchange. The Public Offering closed on August 15, 2022, and we received total gross proceeds of $6.58 million. After deducting the underwriting commissions, discounts, and offering expenses, we received net proceeds of approximately $5.3 million.

In connection with the Public Offering and pursuant to the underwriting agreement between us and the underwriters named therein, we granted the underwriters a 45-day option to purchase up to 282,000 additional shares of common stock and warrants, equivalent to 15% of the Units sold in the Public Offering, at the public offering price per Unit, less underwriting discounts and commissions, to cover over-allotments, if any. On September 23, 2022, the underwriters exercised their option to purchase an additional 282,000 warrants from us for gross proceeds of $2,820. The warrants were issued to the underwriters on September 26, 2022.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the nine months ended September 30,
(Unaudited)	2022	2021
	$	$
Net cash used in operating activities	(669,080)	(36,401)
Net cash used in investing activities	(5,128,580)	(25,062)
Net cash provided (used) in financing activities	5,611,338	(301,488)
Effect of the exchange rate change on cash	(54,095)	15,160
Decrease in cash	(240,417)	(347,791)

Net cash used in operating activities

Net cash used in operating activities amounted to $669,080 for the nine months ended September 30, 2022. This reflected the effect of changes in operating assets and liabilities including decreases in advance receipts in the amount of $1,051,121.

Net cash used in operating activities amounted to $36,401 for the nine months ended September 30, 2021. This reflected the effect of changes in operating assets and liabilities including increase of account receivable in the amount of $159,417, increase of inventory in the amount of $1,280,808 and increase of advance receipts in the amount of $1,646,513.

Net cash used in investing activities

Net cash used in investing activities was $5,128,580 for the nine months ended September 30, 2022, which was cash paid for purchase of property and acquisition of a subsidiary, and $25,062 for the nine months ended September 30, 2021, which was cash paid for purchase of property.

Net cash used by financing activities

Net cash provided by financing activities amounted to $5,611,338 for the nine months ended September 30, 2022, which was provided by the issuance of our common stock.

Net cash used in financing activities was $301,488 for the nine months ended September 30, 2021, which was a repayment of bank loans.

Since we plan to build our land-based fish farming demo sites in the U.S., Taiwan, and Brazil to promote our fish farming systems to the global market, we expect that we will require additional capital, which includes construction costs, marketing costs, operation costs, etc., to meet our long-term operating requirements. We expect to obtain financing from shareholders or raise additional capital through, among other things, the sale of equity or debt securities. The shareholders are committed to providing additional financing required when we try to raise additional capital from third-party investors or banks. However, there can be no assurance that we will be successful in raising this additional capital on acceptable terms, if at all.

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

Foreign Currency and Exchange Risk

The functional currency of the Company is US$, the functional currency of our VIE in Taiwan is the Taiwan Dollar (“TWD”), and the functional currency of our Hong Kong subsidiary is the Hong Kong dollar. The functional currency of PRC companies is the RMB. Taiwan is the primary economic environment in which we operate.

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

Transactions denominated in currencies other than the reporting currency are translated into the reporting currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net loss of the unaudited consolidated financial statements for the respective periods.

Exchange rates applied are as follows.

	Quarter ended September 30, 2022	Year ended December 31, 2021
	(Unaudited)	(Audited)
Period end RMB exchange rate	7.0998	6.3539
Average RMB exchange rate	6.5972	6.4516

Period end TWD exchange rate	31.7500	27.7095
Average TWD exchange rate	29.2846	27.9316

Period end HK$ exchange rate	7.8511	7.7727
Average HK$ exchange rate	7.8498	7.7973

No representation is made that the HK$, TWD and RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Country Risk

Our principal executive offices and substantially all of our assets are located in Taiwan, and substantially all of our revenues are derived from our operations in Taiwan. Accordingly, our business, financial condition and results of operations and the market price of our common stock may be affected by changes in Taiwan’s governmental policies, taxation, inflation or interest rates and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. Taiwan has a unique international political status. The PRC government asserts sovereignty over mainland China and Taiwan and does not recognize the legitimacy of the government of Taiwan. The PRC government has indicated that it may use military force to gain control over Taiwan if Taiwan declares independence or if Taiwan refuses to accept the PRC’s stated “One China” policy. In addition, on March 14, 2005, the National People’s Congress of the PRC passed what is widely referred to as the “antisecession” law, a law authorizing the PRC military to respond to efforts by Taiwan to seek formal independence. An increase in tensions between Taiwan and the PRC and the possibility of instability and uncertainty could adversely affect the prices of our shares. It is unclear what effects any of the events described above may have on relations with the PRC. Relations between Taiwan and the PRC and other factors affecting Taiwan’s political environment could affect our business.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

The following material weaknesses in our disclosure controls and procedures at September 30, 2022 were:

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

We expect to remediate these material weaknesses in the fourth quarter of 2022. However, we may discover additional material weaknesses that may require additional time and resources to remediate. Our remediation process includes, but not limited to:

•	Investing in information technology systems to enhance our operational and financial reporting and internal controls.

•	Enhancing the organizational structure to support financial reporting processes and internal controls.

•	Providing guidance, education and training to employees relating to our accounting policies and procedures.

•	Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates.

•	Establishing effective general controls over information technology systems to ensure that information produced can be relied upon by process level controls is relevant and reliable.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2022 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

None.

(B) Use of Proceeds

On August 15, 2022, we consummated a public offering (the “Public Offering”) of 1,880,000 units (the “Units”) for $3.50 per Unit pursuant to an effective registration statement on Form S-1, as amended (File No. 333-264059) (the “Registration Statement”). Each Unit consisted of one share of common stock, par value $0.001 per share, and one warrant to purchase two shares of common stock (the “Warrants”) from the date of issuance until the fifth anniversary of the issuance date for $3.85 per share of common stock, subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the common stock. The Public Offering closed on August 15, 2022, and we received total gross proceeds of $6.58 million. After deducting the underwriting commissions, discounts, and offering expenses, we received net proceeds of approximately $5.3 million. In connection with the Public Offering and pursuant to the underwriting agreement between us and the underwriters named therein, we granted the underwriters a 45-day option to purchase up to 282,000 additional Units, equivalent to 15% of the Units sold in the Public Offering, at the public offering price per Unit, less underwriting discounts and commissions, to cover over-allotments, if any. On September 23, 2022, the underwriters exercised their option to purchase an additional 282,000 warrants from us for gross proceeds of $2,820.

There has been no material change in the planned use of proceeds from such use as described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

On September 26, 2022, we entered into a Variable Interest Entity Purchase Agreement (the “iTake Purchase Agreement”) with iTake Inc., a Taiwan corporation (“iTake”). The iTake Purchase Agreement provides that, subject to the terms and conditions set forth in the iTake Purchase Agreement, we will purchase a 51% controlling interest in iTake (the “iTake Acquisition”). Under the iTake Purchase Agreement, we will (i) make a payment of $200,000 to iTake (the “Cash Payment”) and (ii) issue 100,000 Class A warrants (together with the Cash Payment, the “Payment”), within 60 days of September 26, 2022 (i.e., by November 25, 2022) in exchange for a 51% controlling interest in iTake. On the date that is 15 days after the date the Payment is completed, iTake will sign and deliver all necessary variable interest agreements to us to effectuate the iTake Acquisition, including, without limitation, a customary voting rights proxy agreement and power of attorney, exclusive call option agreement, and a legal opinion from iTake’s counsel. The iTake Acquisition is expected to close on or around November 15, 2022. On October 31, 2022, the iTake Purchase Agreement was terminated due to the inaccessibility of iTake’s accounting records necessary for the Company’s consolidation and audit purposes.

Holding Foreign Companies Accountable Act

On December 2, 2021, the SEC adopted final amendments implementing the disclosure and submission requirements under the Holding Foreign Companies Accountable Act (the “HFCAA”), pursuant to which the SEC will identify a “Commission-Identified Issuer” if an issuer has filed an annual report containing an audit report issued by a registered public accounting firm that the Public Company Accounting Oversight Board (the “PCAOB”) has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, and will then impose a trading prohibition on an issuer after it is identified as and remains a Commission-Identified Issuer for three consecutive years. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by one or more authorities in such jurisdictions. Since our auditor is located in Hong Kong, our auditor is included on a list of audit firms the PCAOB determined it is unable to inspect or investigate completely because of a position taken by one or more authorities in Hong Kong, and is therefore subject to the PCAOB’s determination. In May 2022, we were added to the SEC’s conclusive lists of issuers identified under the HFCAA, or a Commission-Identified Issuer. Therefore, we will be delisted and our securities will be prohibited from being traded “over-the-counter” if we remain identified as a Commission-Identified Issuer for three consecutive years. If our securities are unable to be listed on another securities exchange by then, such a delisting or prohibition of trading would have a negative impact on the price of our securities. The Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), passed by the U.S. Senate and if enacted, would require Commission-Identified Issuers to comply with the PCAOB audits within two consecutive years instead of three consecutive years. In light of the PRC government’s recent expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice.

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

___________________________

* **

Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Date: November 18, 2022	By:	/s/ Yin-Chieh Cheng
	Name:	Yin-Chieh Cheng
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2022	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

