Form 10-K
period 2022-12-31
NOCERA, INC.
filed 2023-03-31
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

(886)-910-163-358

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	NCRA	The Nasdaq Capital Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2022 based on $4.00 per share, the price at which the registrant’s common stock was last sold on June 30, 2022, was approximately $18,658,256.

There were 9,243,587 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 31, 2023.

NOCERA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2022

i

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “Nocera, Inc.,” “Nocera,” the “Company,” “we,” “us,” “our” and similar references refer to Nocera, Inc., a Nevada corporation. Our logo and other trademarks or service marks of the Company appearing in this Annual Report on Form 10-K are the property of Nocera, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; growth strategies; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; our future financing plans and anticipated needs for working capital; and the economy in general or the future of the food production industry, all of which were subject to various risks and uncertainties. Such statements, when used in this Annual Report on Form 10-K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “continue,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under Part I Item 1 “Business” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other parts of this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Annual Report on Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (“SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and particular markets, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, general publications, government data, and similar sources.

ii

PART I

ITEM 1.	BUSINESS

Overview

Nocera, Inc. was incorporated in the State of Nevada on February 1, 2002, with operations based in New Taipei City, Taiwan. Our primary business operations currently consist of designing, developing and producing large scale recirculating aquaculture systems (“RASs”) for fish farms along with providing consulting, technology transfer and aquaculture project management services to new and existing aquaculture management business services.

RASs operate by filtering water from the fish (or shellfish) tanks so it can be reused within the tank. This dramatically reduces the amount of water and space required to intensively produce seafood products. The steps in RASs include solids removal, ammonia removal, Co2 removal and oxygenation. Prior to 2021, we initially focused on the Chinese market due to opportunities presented by changes to regulations governing water use for fish production in China. As of October 2020, we had delivered 551 fish tank systems to six separate Chinese-based fish farms, and two fish tank systems to our Taiwan showroom.

In October 2020, the government of Taiwan began supporting the Green Power and Solar Sharing Fish Farms initiative. In view of the opportunities resulting from this initiative, in October 2020, we ceased all of our operations in China and moved all of our technology and back-office operations to Taiwan. We now only operate out of Taiwan.

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

Corporate History

Nocera, Inc. was incorporated in the State of Nevada on February 1, 2002, and is based in New Taipei City, Taiwan.

Reverse Merger

Effective December 31, 2018, we completed a reverse merger transaction pursuant to an Agreement and Plan of Merger (the “Agreement”) with (i) GSI, (ii) GSI’s stockholders, Yin-Chieh (“Jeff”) Cheng and Zhang Bi, who together owned shares constituting 100% of the issued and outstanding ordinary shares of GSI (the “GSI Shares”) and (iii) GSI Acquisition Corp. Under the terms of the Agreement, the GSI Stockholders transferred to us all of the GSI Shares in exchange for the issuance of 6,666,667 (post-split) shares of our common stock. As a result of the reverse merger, GSI became our wholly-owned subsidiary and Mr. Cheng and Zhang Bi, the former stockholders of GSI, became our controlling stockholders. The share exchange transaction with GSI was treated as a reverse merger, with GSI as the accounting acquirer and Nocera as the acquired party. GSI is a limited company established under the laws and regulations of Hong Kong on August 1, 2014 and is a holding company without any assets or operations.

In anticipation of the reverse merger, GSI undertook a reorganization and became the 100% holding company of Guizhou Grand Smooth Technology Ltd (“GZ GST”) and GSI Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited (“GZ WFH”), which were all controlled by the same stockholders before and after the reorganization, pursuant to a series of contractual agreements (the “GZ WFH VIE Agreements”). As a result, GSI, through GZ GST, was determined to be the primary beneficiary of GZ WFH and GZ WFH became a variable interest entity (“VIE”) of GSI. Accordingly, GSI consolidated GZ WFH’s operations, assets and liabilities.

GZ WFH was incorporated in Xingyi City, Guizhou Province, People’s Republic of China (PRC) on October 25, 2017, and was engaged in providing fish farming containers service, which integrated sales, installments, and maintenance of aquaculture equipment.

Divestiture of GZ WFH

On September 21, 2020, we terminated our relationship with GZ WFH and its management, and the GZ WFH Agreements between the parties were terminated as well.

Subsequently on October 8, 2020, Zhang Bi and GZ WFH entered into a Settlement Agreement and Release with us wherein all claims as to GZ WFH’s debt (claim to our shares or GZ GST) were compromised, settled, and otherwise resolved as to any and all claims or causes of action whatsoever against us for any matter, action, or representation as to Nocera, and any debt to ownership of Nocera or GZ GST up to the date of the settlement agreement. The consideration for the settlement agreement was mutual waiver of any and all claims against each other and GZ GST, and GZ WFH (including Zhang Bi) waived any claims to our stock, and the 3,166,667 (post-split) shares of our common stock owned by Zhang Bi were cancelled.

XFC Sale

On December 31, 2020, we exchanged 466,667 (post-split) shares of our restricted common stock to stockholders of Xin Feng Construction Co., Ltd., a Taiwan limited liability company (“XFC”), in exchange for 100% controlling interest in XFC. We also entered into contractual arrangements with a stockholder of XFC, that enabled us to have the power to direct the activities that most significantly affects the economic performance of XFC and receive the economic benefits of XFC that could be significant to XFC. On November 30, 2022, we entered into a Purchase of Business Agreement with Han-Chieh Shih (the “Purchaser”), in which we sold our controlling interest of XFC, to the Purchaser for a total purchase cash price of $300,000 (the “XFC Sale”). The closing of the XFC Sale occurred on November 30, 2022 and the XFC variable interest entity (“VIE”) agreements were terminated in connection with the XFC Sale.

Reverse Stock Split

On July 26, 2022, we filed a Certificate of Amendment with the Secretary of State of the State of Nevada to implement a 2-for-3 reverse stock split of our outstanding common stock, with fractional shares resulting from the reverse stock split being rounded up to the nearest whole number. The reverse stock split was effected on August 11, 2022.

The VIE Agreements with Meixin

On September 7, 2022, we entered into a series of contractual agreements (collectively, the “Meixin VIE Agreements”) with the majority stockholder (the “Selling Stockholder”) of Meixin Institutional Food Development Co., Ltd., a Taiwan corporation and a food processing and catering company (“Meixin”), and Meixin, of which we purchased 80% controlling interest of Meixin for $4,300,000. The Meixin VIE Agreements essentially confer control and management of Meixin as well as substantially all of the economic benefits of the Selling Stockholder in Meixin to us.

Business Developments

The following highlights recent material developments in our business:

•

On September 19, 2022, we announced that our seafood porridge bowl will be launched at the Ning Xia Night Market in the Datong District of Taipei City, Taiwan with a soft opening on September 26, 2022.

•	On November 17, 2022, we announced that we achieved eel sales revenue of over $3 million for the month of October 2022.

•	On December 13, 2022, we announced that we achieved eel sales revenue of approximately $3.2 million for the month of November 2022.

•	On December 15, 2022, we announced that our flagship bento box store located in the Datong District of Taipei City, Taiwan officially opened. The two signature dishes, grilled eel rice bowl and super value bento box, made an instant hit around Nangang Software Park. Nangang Software Park contains around 400 companies with more than 25,000 people.

Recent Developments

Recent developments of the Company are summarized below and have been previously disclosed in Current Reports on Form 8-K filed with the SEC:

•	On September 8, 2022, we entered into a Real Estate Purchase Agreement with an unaffiliated third party pursuant to which we agreed to purchase 229 contiguous acres of land located in Montgomery County, Alabama (the “Land Acquisition”). We paid an earnest deposit of $10,000 on the land with the balance of $865,000 payable at closing. We borrowed $650,000 to fund the purchase price. The Land Acquisition closed on February 16, 2023. We intend to build RASs on the land for fish farming. The property includes a house, a manufactured home and a building site with sewer and power which we intend to develop into an office and dormitory for our future employees.

Corporate Structure

We conduct our operations through (i) Meixin; and (ii) Nocera Taiwan Branch, an unincorporated division of the Company (“NTB”). Our other subsidiaries, GSI, which wholly-owns GZ GST, are dormant and currently do not have any operations. However, GZ GST may be involved with RASs manufacturing in the near future.

We acquired GSI in a reverse merger on December 31, 2018. Prior to the merger, we were a “shell company” as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act). GSI is the parent holding company of GZ GST, which was incorporated on November 13, 2018, as a wholly foreign-owned enterprise established in the PRC. Both GSI and GZ GZT are currently dormant and do not conduct any operations. We currently do not conduct any operations in China or Hong Kong.

In December 2020, we added XFC as a VIE in order to obtain a Class A construction license to construct indoor RASs and solar sharing fish farms. On November 30, 2022, we entered into a Purchase of Business Agreement with Han-Chieh Shih, in which we sold our controlling interest of XFC, to the Purchaser for a total purchase cash price of $300,000. The closing of the XFC Sale occurred on November 30, 2022 and the XFC VIE agreements were terminated in connection with the XFC Sale. As of November 30, 2022, we ceased providing services to construct indoor RASs and solar sharing fish farms in Taiwan.

On September 7, 2022, we entered into a series of contractual agreements with the majority stockholder of Meixin and Meixin, of which we purchased 80% controlling interest of Meixin for $4,300,000. The Meixin VIE Agreements essentially confer control and management of Meixin as well as substantially all of the economic benefits of the Selling Stockholder in Meixin to us. Therefore, in accordance with ASC 810 “Consolidation,” we are considered the primary beneficiary of Meixin and have consolidated Meixin’s assets, liabilities, results of operations, and cash flows in the accompanying consolidated financial statements.

NTB was established on January 14, 2021 in Taiwan. In October 2021, Nocera began its eel trading business in response to domestic demands created by the COVID-19 lockdown. NTB currently procures and sells eel in Taiwan and plans to trade other types of seafood, such as tilapia and milkfish, in the near future.

Significant Products & Services

We manufacture, sell, and install RASs for land-based fish farms. Originally, our systems were designed and constructed from used marine shipping containers. We then developed our next generation of RASs, a cylindrical shaped tank that holds approximately 15,000 U.S. gallons of water, which we believe make them among the largest systems in the market.

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

Our RASs can raise both freshwater and saltwater fish, as well as a variety of crustaceans.

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

Consulting Services

We also provide consulting services and solutions for aquaculture projects, where we offer design innovation and RAS expertise to increase revenue, while decreasing operating expenses, allowing clients to operate more efficiently while increasing production. Additionally, we show clients how to operate more strategically by diversifying the species of fish raised to meet market demands. Our equipment enhances the management of fish farms by reducing the incidence of disease among the fish populations, while reducing water pollution from inland fish farms. We currently provide such services in Taiwan and intend to expand into other international markets and the United States to increase revenues and operate more efficiently.

We plan to provide the following service offerings:

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

Strategy

We plan to focus on countries with a growing population and growing demand for food. By 2050, we will need to double the global food supply to feed the world’s growing population.1 There is a growing need for new ways to produce high-quality local fish without putting more pressure on our natural ecosystems. Like Taiwan, there are also many countries with a growing population and growing demand for high-protein food. We plan to go global through building demo sites promoting our RASs and selling our price-competitive systems in these countries to meet their demand for food and to satisfy their desire for a greener environment.

In January 2021, we moved our operation and market focus from China to Taiwan. In 2021, we established a Nocera Taiwan Branch to focus on customers in a variety of sectors, such as individual investors, government supported or funded companies, and international customers. We have received interest from areas like Japan, Thailand, Jordan, South Africa and the United States.

During the year ended December 31, 2022 and 2021, the net sales were approximately $16.3 million and approximately $9.9 million, respectively.

Construction Services

Prior to terminating the VIE agreements with XFC in connection with the XFC Sale, we were the only provider of RAS solar power energy sharing and construction services in Taiwan. As of the filing date of this Annual Report on Form 10-K, we have no intention of providing services to construct indoor RASs and solar sharing fish farms in Taiwan.

Customers

In 2023, we intend to target customers in a variety of markets (e.g., Japan, Taiwan, Thailand, Jordan, South Africa and the United States), such as individual investors, government supported or funded companies and other types of international customers. During the year ended December 31, 2022 and 2021, the net sales were approximately $16.3 million and approximately $9.9 million, respectively.

______________________

] Ranganathan et al, How to Sustainably Feed 10 Billion People by 2050, in 21 Charts, WORLD RESOURCES INSTITUTE (Dec. 5, 2018); https://www.wri.org/insights/how-sustainably-feed-10-billion-people-2050-21-charts#:~:text= How%20to%20Sustainably%20Feed%2010%20Billion%20People%20by%202050%2C%20in%2021%20Charts,-December%205%2C%202018&text=There%20is%20a%20big%20shortfall,than%20there%20were%20in%202010.

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

Trademarks and Patents

We do not own any trademarks or patents.

Sales and Marketing

We intend to create a brand and by our creation of the brand, offer unique and better incentives to the consumers. Our target market is not only limited to the direct processing plants; instead, consumers will be informed about the uniqueness of the fish product, and the important health benefits of fish protein.

Further, we plan to increase the species selection and product form through the investment of the additional 500 tanks; among all we plan to build a hatchery system by collaborating with professionals to promote and maintain healthy, self-sustaining populations of fish and other aquatic species. We are aiming for the direct wholesale option, including live hauling, restaurants, supermarkets and specialty stores. As of December 2022, we sell our food items, including our signature seafood porridge bowl, through our flagship bento box store located at the Ning Xia Night Market in the Datong District of Taipei City, Taiwan. In addition to utilizing Meixin’s distribution channel, we will move towards online marketing as well to achieve a greater market share.

Manufacturing Operations

Currently, we manufacture RASs through our branch office in Taiwan and may manufacture RASs through our Chinese subsidiaries. Additionally, we provide consulting services regarding RAS technology transfer and aquaculture project management services to customers in Taiwan.

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

Listing on The Nasdaq Capital Market

Our common stock is listed on The Nasdaq Capital Market under the symbol “NCRA” since August 11, 2022.

Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Property

We own 229 contiguous acres of land located in Montgomery County, Alabama up to the date of this report.

Seasonality

Since the global growing demand from aquaculture production along with the decreasing production from wild fisheries and our fish farming systems provide a controlled and traceable environment for species, our business rarely suffers a seasonal impact.

Human Capital Resources

As of December 31, 2022, we had a total of 19 employees, including 16 full-time employees and 3 part-time employees. In addition, we have 9 consultants. We are compliant with local prevailing wage, contractor licensing, and have good relations with our employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

Our principal executive offices are located at 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.). Our telephone number is 886-910-163-358.

Available Information

Our website address is www.nocera.company. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Investor Relations” section of our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this Part I Item 1A “Risk Factors” section.

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a limited operating history on which to base an evaluation of its business and prospects. We are subject to all the risks inherent in a small company seeking to develop, market and distribute new services, particularly companies in evolving markets. The likelihood of our success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products and services in a competitive environment.

Such risks for us include, but are not limited to, dependence on the success and acceptance of our services and the management of growth. In view of our limited operating history, we believe that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

We are therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of revenues.

If we fail to raise capital when needed it will have a material adverse effect on our business, financial condition and results of operations.

We have limited revenue-producing operations and will require proceeds from future offerings to execute its full business plan. A failure to raise capital when needed would have a material adverse effect on our business, financial condition and results of operations. In addition, debt and other debt financing may involve a pledge of assets and may be senior to interests of equity holders. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If adequate funds are not obtained, we may be required to reduce, curtail or discontinue operations.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, our securities;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds; and

•	our future results of operations, financial condition and cash flow.

Our failure to successfully market our brands could result in adverse financial consequences.

We believe that continuing to strengthen our brands is critical to achieving our widespread acceptance, particularly in light of the competitive nature of the market in which we operate. Promoting and positioning its brands will depend largely on the success of our marketing efforts and our ability to provide high quality services. There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred us in building our brand. If we fail to promote and maintain our brand or incur substantial expenses in an attempt to promote and maintain our brand or if our existing or future strategic relationships fail to promote our brand or increase brand awareness, our business, results of operations and financial condition would be materially adversely affected.

We may not generate the same level of revenues from general construction projects.

Our revenues for the year ended December 31, 2022 and for the year ended December 31, 2021 were approximately $16.3 million and $9.9 million, respectively. There were four customers (The Fifth District Management Office of Taiwan Water Corporation, Farmers Vending Machine Co., Ltd., Ming-Chi Chen, Kai-Ling Chen, and Yu-Zhen Zhang) who represented approximately 50% of our total revenue for the year ended December 31, 2022, and one customer, The Fifth District Management Office of Taiwan Water Corporation, who represented approximately 58% of our total revenue for the prior year period. These customers are not located in mainland China or Hong Kong. Our future plan of operations is to shift away from general construction services to the construction of fish farms and fish trading business. There can be no guarantee that such shift in operations will generate the same levels of revenues previously generated through our VIE.

There is no assurance that we will be profitable.

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

There is substantial doubt of our ability to continue as a going concern.

We have incurred net losses since our inception. In the twelve months ended December 31, 2022 and 2021, we incurred operating losses of $5,180,208 and $9,475,092, respectively. As at December 31, 2022, we have working capital of $1,715,103 and had an accumulated deficit of $14,747,461. In their audit report for the fiscal year ended December 31, 2022 included in this report, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing. We intend to continue funding our operations through equity and debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

We may not have the ability to manage our growth.

We anticipate that significant expansion will be required to address potential growth in our customer base and market opportunities. Our anticipated expansion is expected to place a significant strain on our management, operational and financial resources. To manage any material growth of its operations and personnel, we may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage our employee base. There can be no assurance that our planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations may be materially adversely affected.

We will need additional financing in order to grow our business.

From time to time, in order to expand operations to meet customer demand, we will need to incur additional capital expenditures. These capital expenditures are intended to be funded from third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund capital expenditures, we may require additional financing to fund working capital, research and development, sales and marketing, general and administrative expenditures, and operating losses. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of our operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to us or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.

We rely on our executive officers.

Our success is dependent on our current executive officers. Our success also depends in large part on the continued service of our key operational and management personnel. We face intense competition from our competitors, customers and other companies throughout the industry. The loss of any our executive officers, specifically Mr. Yin-Chieh (“Jeff”) Cheng, our Chief Executive Officer, or any failure on our part to hire, train and retain a sufficient number of qualified professionals could impair our business.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

We are, and will be, heavily dependent on the skill, acumen and services of our management and other employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

We may have inadvertently violated Section 13(k) of the Exchange Act (implementing Section 402 of the Sarbanes-Oxley Act of 2002) and may be subject to sanctions as a result.

Section 13(k) of the Exchange Act provides that it is unlawful for a company that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any of its directors or executive officers. In 2019, we did not have a corporate bank account established in Hong Kong or the U.S., and certain funds that were supposed to be deposited into such corporate bank account were instead deposited into the personal bank account of our principal stockholder as well as Chairman of the Board of Directors of the Company (“Board”), President, Chief Executive Officer and Director, Yin-Chieh Cheng, which was considered to be a personal loan made by us to Yin-Chieh Cheng and may have violated Section 13(k) of the Exchange Act. The receivable was repaid to us in January 2020. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

The value of seafood which we sell (e.g., eel) is subject to fluctuation which may result in volatility of our results of operations and the value of an investment in us.

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

Approximately 84% of our revenues are derived from a single product, eel. We therefore are highly susceptible to changes in market demand, which may be impacted by factors over which we have limited or no control. Factors that could lead to a decline in market demand for eel include economic conditions and evolving consumer preferences. A substantial downturn in market demand for eel may have a material adverse effect on our business and on our results of operations.

There are risks associated with outsourced production that may result in a decrease in our profit.

The possibility of delivery delays, product defects and other production-side risks stemming from outsourcers cannot be eliminated. In particular, inadequate production capacity among outsourced manufacturers could result in us being unable to supply enough product amid periods of high product demand, the opportunity costs of which could be substantial.

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

Risk of litigation.

We and/or its directors and officers may be subject to a variety of civil or other legal proceedings, with or without merit. From time to time in the ordinary course of its business, we may become involved in various legal proceedings, including commercial, employment and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operating results or financial condition.

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

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation, the loss of such assets would have a severe negative affect on our operations and liquidity.

We may maintain our cash assets at certain financial institutions in the U.S. in amounts that may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

Regulatory Risks

We must comply with the Foreign Corrupt Practices Act while many of our competitors do not.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in Taiwan. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Future laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty for public companies, which may increase legal and financial compliance costs and make some activities more time consuming.

Future laws, regulations and standards relating to corporate governance and public disclosure are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being listed on a national exchange will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board.

Relations between the PRC and Taiwan could negatively affect our business and financial status and therefore the market value of your investment.

Taiwan has a unique international political status. The PRC does not recognize the sovereignty of Taiwan. Although significant economic and cultural relations have been established in recent years between Taiwan and the PRC, relations have often been strained. The government of the PRC has threatened to use military force to gain control over Taiwan in limited circumstances. Our principal executive offices are located in Taiwan and a substantial majority of our net revenues are derived from our operations in Taiwan. Therefore, factors affecting military, political or economic conditions in Taiwan could have a material adverse effect on our results of operations.

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

In the event of a significant disruption in the supply of the raw materials used in the manufacture of the components of the products we offer, the suppliers that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters may increase raw material costs and impact pricing with our suppliers, and cause shipping delays for the components of our products. Any delays, interruption, damage to, or increased costs in the manufacture of the components of the products we offer could result in higher prices to acquire the components of the products or non-delivery of the components of the products altogether, and could adversely affect our operating results.

If we remain identified as a Commission-Identified Issuer for three consecutive years (or if the AHFCAA is enacted, two years), our securities will be delisted or prohibited from trading on Nasdaq or any other national securities exchange or the over-the-counter trading market under the Holding Foreign Companies Accountable Act. The delisting or the cessation of trading on Nasdaq or any other national securities exchange or the over-the-counter trading market of our securities, or the threat of their being delisted or prohibited, may materially and adversely affect the value and/or liquidity of your investment. Additionally, the inability of the PCAOB to conduct full inspections or investigations of our auditor deprives our investors of the benefits of such inspections or investigations.

The Holding Foreign Companies Accountable Act was enacted on December 18, 2020. The HFCAA states that if the SEC determines that an issuer has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years, the SEC shall prohibit the securities of the issuer from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

The Company’s auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this prospectus, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Since our auditor is located in Hong Kong, it is included on a list of audit firms the PCAOB determined it is unable to inspect or investigate completely because of a position taken by one or more authorities in Hong Kong, and is therefore subject to the PCAOB’s determination and currently not inspected by the PCAOB.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We would be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above.

In May 2021, the PCAOB issued a proposed rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act, for public comment. The proposed rule is related to the PCAOB’s responsibilities under the HFCAA, which would establish a framework for the PCAOB to use when determining whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. The proposed rule was adopted by the PCAOB on September 22, 2021 and approved by the SEC on November 5, 2021. On December 2, 2021, the SEC adopted final amendments implementing the disclosure and submission requirements under the HFCAA, pursuant to which the SEC will identify a “Commission-Identified Issuer” if an issuer has filed an annual report containing an audit report issued by a registered public accounting firm that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, and will then impose a trading prohibition on an issuer after it is identified as and remains a Commission-Identified Issuer for three consecutive years. If we remain identified as a Commission-Identified Issuer and have a “non-inspection” year, there is no assurance that we will be able to take remedial measures in a timely manner.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong, because of positions taken by PRC authorities in such jurisdictions.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if passed by the U.S. House of Representatives and signed into law, would amend the HFCAA and reduce the number of consecutive non-inspection years required for triggering the listing and trading prohibitions under the HFCAA from three years to two years.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets (the “PWG”), issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended that the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC has announced that the SEC staff is preparing a consolidated proposal for the rules regarding the implementation of the HFCAA and to address the recommendations in the PWG report. It is unclear when the SEC will complete its rulemaking and when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The SEC has also announced amendments to various annual report forms to accommodate the certification and disclosure requirements of the HFCAA. There could be additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. The implications of this possible regulation or guidance in addition to the requirements of the HFCAA are uncertain, and such uncertainty could cause the market price of our securities to be materially and adversely affected.

Since the PCAOB is unable to conduct inspections or full investigations of our auditor, in May 2022, we were added to the SEC’s conclusive lists of issuers identified under the HFCAA, or a Commission-Identified Issuer. We will be delisted and our securities will be prohibited from being traded on Nasdaq or any other national securities exchange or the over-the-counter trading market if we remain identified as a Commission-Identified Issuer for three consecutive years (or two if the AHFCAA is enacted). Such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting could have a negative impact on the price of our securities. Also, such a delisting could significantly affect our ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition and prospects.

Inspections of other audit firms that the PCAOB has conducted outside the PRC have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If the PCAOB were unable to conduct inspections or full investigations of our auditor, we and our investors would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would make it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors to lose confidence in the audit procedures and reported financial information and the quality of our financial statements.

Our contractual arrangements may not be as effective in providing operational control as direct ownership and our VIE shareholders may fail to perform their obligations under our contractual arrangements.

Since the laws of Taiwan limit foreign equity ownership in certain businesses in Taiwan, we operate such business in Taiwan through our VIE (variable interest entity), Meixin Institutional Food Development Co., Ltd., a Taiwan corporation (“Meixin”), in which we have no ownership interest and rely on a series of contractual arrangements with Meixin and its respective equity holders to control and operate the VIE. Our revenue and cash flows from such business are attributed to our VIE. The contractual arrangements may not be as effective as direct ownership in providing us with control over our VIE. Direct ownership would allow us, for example, to directly or indirectly exercise our rights as a shareholder to effect changes in the board of directors of our VIE, which, in turn, could effect changes, subject to any applicable fiduciary obligations at the management level. However, under the contractual arrangements, as a legal matter, if our VIE or its equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend significant resources to enforce those arrangements and resort to litigation or arbitration and rely on legal remedies under the laws of Taiwan. These remedies may include seeking specific performance or injunctive relief and claiming damages, any of which may not be effective. In the event we are unable to enforce these contractual arrangements or we experience significant delays or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our VIE and may lose control over the assets owned by our VIE. As a result, we may be unable to consolidate our VIE in our consolidated financial statements, which could materially and adversely affect our financial condition and results of operations.

We may lose the ability to use, or otherwise benefit from licenses and assets held by our VIE, which could render us unable to conduct some or all of our business operations and constrain our growth.

Our VIE, Meixin, holds assets, approvals and licenses that are necessary for the operation of a certain portion of our business to which foreign investments are typically restricted or prohibited under the laws of Taiwan. Without our VIE, and if we are unable to maintain the license that is necessary for us to conduct our operations in Taiwan or fail to obtain any other required licenses, we will be unable to operate in Taiwan. The contractual arrangements contain terms that specifically obligate the equity holders of our VIE to ensure the valid existence of our VIE and restrict the disposition of material assets or any equity interest of our VIE. However, in the event the equity holders of our VIE breach the terms of these contractual arrangements and voluntarily liquidate our VIE, or our VIE declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to operate some or all of our business or otherwise benefit from the assets held by our VIE, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, if our VIE undergoes a voluntary or involuntary liquidation proceeding, its equity holders or unrelated third-party creditors may claim rights to some or all of the assets of our VIE, thereby hindering our ability to operate our business as well as constrain our growth.

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

For example, operating in Europe exposes us to political, legal and economic risks. In addition, a significant percentage of the production, downstream processing and sales of our products occurs outside the United States or with vendors, suppliers or customers located outside the United States. If tariffs or other restrictions are placed by the United States on foreign imports from Taiwan or other countries where we operate or seek to operate, or any related countermeasures are taken, our business, financial condition, results of operations and growth prospects may be harmed. Tariffs may increase our cost of goods, which could result in lower gross margins on certain of our products. If we raise prices to account for any such increase in costs of goods, the competitiveness of the affected products could potentially be reduced. In either case, increased tariffs on imports from Taiwan or other countries where we operate or seek to operate could materially and adversely affect our business, financial condition and results of operations. Trade restrictions and sanctions implemented by the United States or other countries, including sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine, could materially and adversely affect our business, financial condition and results of operations.

Risks Related to our Securities.

Our common stock has been listed on Nasdaq under the alternative initial listing standard which could suppress the trading price of our securities and the liquidity of your investment.

Since the price per unit in the Public Offering was $3.50, our common stock is listed on The Nasdaq Capital Market under the alternative initial listing standard pursuant to Nasdaq Rule 5550(a)(1)(B). A company that qualifies only for initial listing under Nasdaq’s alternative listing standard could become a “penny stock” if it later fails the net tangible assets and revenue tests after listing and does not satisfy any of the other exclusions from being a penny stock contained in Rule 3a51-1 under the Exchange Act. In order to assist brokers’ and dealers’ compliance with the requirements of the penny stock rules, Nasdaq monitors companies listed under the alternative requirement and publishes on its website on a daily basis a list of any company that was initially listed under the alternative initial listing standard, which no longer satisfies the net tangible assets or revenue test contained in Nasdaq Rule 5505(a)(1)(B), and which does not satisfy any of the other exclusions from being a penny stock contained in Rule 3a51-1 under the Exchange Act. If a company initially lists with a bid price below $4.00 under the alternative initial listing standard contained in Nasdaq Rule 5505(a)(1)(B), but subsequently achieves a $4.00 closing price for at least five consecutive business days and, at the same time, satisfies all other initial listing criteria, it will no longer be considered as having listed under the alternative requirement, and Nasdaq will notify the company that it has qualified for listing under the price requirement contained in Rule 5505(a)(1)(A). Although we satisfy the other listing requirements of The Nasdaq Capital Market, there is no guarantee that our common stock will achieve a $4.00 closing price for at least five consecutive trading days and that will be deemed to not have been listed under the Nasdaq alternative listing standard. Until we are no longer considered to have been listed under Nasdaq’s alternative initial listing standard, the trading prices and liquidity of your securities might be adversely affected.

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

As of December 31, 2022, we did not maintain effective controls over the control environment. Our weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in U.S. general acceptable accounting principles (GAAP) and SEC rules and regulations with respect to financial reporting functions. Furthermore, we lack robust accounting systems as well as sufficient resources to hire such staff and implement these accounting systems.

If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and a decrease in our stock price.

We have a large number of authorized but unissued shares of our common stock which will dilute your ownership position when issued.

Our authorized capital stock consists of 200,000,000 shares of common stock, of which approximately 181,726,411 shares are available for issuance. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required under law or under Nasdaq Rule 5635(b) which requires stockholder approval for change of control transactions where a stockholder acquires 20% of a Nasdaq-listed company’s common stock or securities convertible into common stock, calculated on a post-transaction basis. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

Sales of our currently issued and outstanding shares of common stock and shares of common stock underlying warrants may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

Approximately 52.4% of the shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act (“Rule 144”). As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.

Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

An active, liquid, and orderly market for our common stock may not develop.

Our common stock is listed on Nasdaq. An active trading market for our common stock may never develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors to sell their shares of common stock without depressing the market price and investors may not be able to sell their securities at all. An inactive market may also impair our ability to raise capital by selling our securities and may impair our ability to acquire other businesses, applications, or technologies using our securities as consideration, which, in turn, could materially adversely affect our business and the market prices of your shares of common stock.

Shares of our common stock may continue to be subject to illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

While our common stock is listed on The Nasdaq Capital Market, we cannot assure you that we will be able to maintain listing on Nasdaq. There are continuing eligibility requirements for Nasdaq-listed companies. If we are unable to satisfy the continuing eligibility requirements of Nasdaq, our common stock could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

We may issue preferred stock in different series with terms that could dilute the voting power or reduce the value of our common stock.

While we have no specific plan to issue preferred stock in different series, our amended and restated articles of incorporation, as amended (“Articles of Incorporation”) authorizes us to issue, without the approval of our stockholders, one or more series of preferred stock having such designation, relative powers, preferences (including preferences over our common stock respecting dividends and distributions), voting rights, terms of conversion or redemption, and other relative, participating, optional, or other special rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations, or restrictions thereof, as our Board may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of a specific preferred stock class could affect the residual value of the common stock.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuations of smaller reporting companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

•	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;

•	fluctuations in stock market prices and volumes, particularly among securities of smaller reporting companies;

•	fluctuations in related commodities prices; and

•	additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

The trading prices of our common stock could be volatile and could decline following this offering at a time when you want to sell your holdings.

Numerous factors, many of which are beyond our control, may cause the trading prices of our common stock to fluctuate significantly. These factors include:

•	quarterly variations in our results of operations or those of our competitors;

•	delays in end-user deployments of products;

•	fluctuations in related commodities prices;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	intellectual property infringements;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	major changes in our Board or management;

•	changes in governmental regulations;

•	changes in earnings estimates or recommendations by securities analysts;

•	the impact of the COVID-19 pandemic on capital markets;

•	our failure to generate material revenues;

•	our public disclosure of the terms of this financing and any financing which we consummate in the future;

•	any acquisitions we may consummate;

•	short selling activities;

•	changes in market valuations of similar companies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	changes in the prices of commodities associated with our business; and

•	general economic conditions and slow or negative growth of end markets.

Additionally, the global economy and financial markets may be adversely affected by geopolitical events, including the current or anticipated impact of military conflict and related sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies, such as the uncertainty associated with the COVID-19 pandemic. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

Future sales or perceived sales of our common stock could depress the trading prices of our common stock.

If the holders of our securities were to attempt to sell a substantial amount of their holdings at once, the market prices of our common stock could decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their securities and investors to short such securities, a practice in which an investor sells securities that he or she does not own at prevailing market prices, hoping to purchase such securities later at a lower price to cover the sale. As each of these events would cause the number of shares of our common stock being offered for sale to increase, our common stock market price would likely further decline and if such market price is less than the exercise price of the warrants, make the warrants worthless. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock.

Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market prices of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the market prices of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

We currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your returns on your investment may depend solely on the appreciation of our common stock.

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, support our operations and finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our Board, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, terms of any future debt or preferred securities may further restrict our ability to pay dividends on our common stock. Accordingly, your only opportunity to achieve a return on your investment in our common stock may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.

Because we initially became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not initially become a reporting company by conducting an underwritten initial public offering of our common stock on a national securities exchange, securities analysts of brokerage firms may not provide coverage of us. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might have if we initially became a public reporting company by means of an underwritten initial public offering on a national securities exchange, because they may be less familiar with us as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock.

Because we were a shell company before we conducted a reverse merger, holders of restricted shares will not be able to rely on exemption Rule 144 to resell their shares unless we comply with Rule 144(i).

Additional risks may exist as a result of our becoming a public reporting company through a “reverse merger.” Certain SEC rules are more restrictive when applied to reverse merger companies, such as the ability of stockholders to re-sell their shares pursuant to Rule 144.

Historically, the SEC has taken the position that Rule 144 under the Securities Act is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in its amendments effective on February 15, 2008, which applies to securities acquired both before and after that date by prohibiting the use of Rule 144 for the resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•

the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

In addition, for proposed sales under Rule 144(i)(2), there must be adequate current information about the issuing company publicly available before the sale can be made. For reporting companies, this generally means that the companies have complied with the periodic reporting requirements of the Exchange Act. As such, due to the fact that we were a shell company until the effective time of the reverse merger, holders of “restricted securities” within the meaning of Rule 144 will be subject to the above conditions.

We may not be able to satisfy the continued listing requirements of Nasdaq to maintain a listing of our common stock.

As a Nasdaq-listed company, we must meet certain financial and liquidity criteria to maintain such listing. If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

We are an “emerging growth company” and a “smaller reporting company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” and a “smaller reporting company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” and “smaller reporting companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our common stock held by non-affiliates is equal to or less than $250 million as of the last business day of the most recently completed second fiscal quarter, and (ii) our annual revenues is equal to or less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is equal to or less than $700 million as of the last business day of the most recently completed second fiscal quarter.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, taking advantage of reduced disclosure obligations may make comparison of our financial statements with other public companies difficult or impossible. If investors are unable to compare our business with other companies in our industry, we may not be able to raise additional capital as and when we need it, which may materially and adversely affect our financial condition and results of operations.

The elimination of personal liability against our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our Articles of Incorporation and our amended and restated bylaws (“Bylaws”) eliminate the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Nevada law. Further, our Articles of Incorporation and our Bylaws provide that we are obligated to indemnify each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our stockholders.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to any charter provision, by law or otherwise, the registrant has been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Several analysts may cover our stock. If one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarter is located at 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.). The office is rented by Taiwan Grand Smooth Enterprise Co., Ltd., a company 100% controlled by Yin-Chieh Cheng, our President, Chief Executive Officer, and Chairman of the Board. Mr. Cheng sub-leases this space to us, which is free of charge.

As of March 31 2023, we own 229 contiguous acres of land located in Montgomery County, Alabama. We intend to build RASs on the land for fish farming. The property includes a house, a manufactured home and a building site with sewer and power which we intend to develop into an office and dormitory for our future employees.

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

Market Information

Our common stock, par value $0.001, is listed on The Nasdaq Capital Market under the symbol “NCRA.”

Stockholders

As of March 31, 2023, we had approximately 495 stockholders of record of our common stock, not including shares held in street name.

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

We did not pay cash dividends in the years ended December 31, 2022 or 2021.

Transfer Agent

The transfer agent and registrar for our common stock is Mountain Share Transfer, LLC.

Securities Authorized for Issuance under Equity Compensation Plans

In 2018, the Board and stockholders adopted Nocera, Inc.’s 2018 Stock Option and Award Incentive Plan, effective December 31, 2018 (the “2018 Plan”). The 2018 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, and (iii) stock purchase rights. The 2018 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The 2018 Plan is administered by the Compensation Committee. The Board reserved 6,666,667 (post-split) shares of common stock under the 2018 Plan. No awards have been granted to any employees or consultants pursuant to the 2018 Plan.

Unregistered Sales of Equity Securities

Issuance of Common Stock

•	On February 15, 2022, we issued 50,000 shares of our common stock to a consultant.

•	On January 28, 2022, we issued 66,667 shares of our common stock to our legal counsel.

•	On December 22, 2022, we issued 75,000 shares of our common stock to an investor relations company.

•	On December 22, 2022, we issued 150,000 shares of our common stock to a consultant.

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

Issuance of Warrants

•	On January 3, 2022, we agreed to issue 60,000 Class A Warrants, vesting in three equal installments commencing on the first anniversary date of the consulting agreement. Each Class A Warrant is exercisable to purchase one share of common stock for $0.50 per share from the date of vesting until April 23, 2026.

•	On January 3, 2022, we agreed to issue two consultants an aggregate of 90,000 Class C Warrants, vesting in three equal installments commencing on the first anniversary date of the consulting agreements. Each Class C Warrant is exercisable to purchase one share of common stock for $2.50 per share from the date of vesting in each installment until the third anniversary date of the date of vesting.

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

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2018 Equity Incentive Plan:
Equity compensation plans approved by security holders	–	$–	6,666,667
Equity compensation plans not approved by security holders	–	–	–
Total	–	$–	6,666,667

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations Overview

As of December 31, 2019, we provide land-based recirculation aquaculture systems for fish farming. Our primary business operations consist of the design, development and production of RASs large scale fish tank systems, for fish farms along with expert consulting, technology transfer, and aquaculture project management services to new and existing aquaculture management business services. Through our branch office, we also procure and sell eel in Taiwan. In addition, as of December 2022, we sell food items, including our signature seafood porridge bowl, through our flagship bento box store located at the Ning Xia Night Market in the Datong District of Taipei City, Taiwan.

In October 2020, the government of Taiwan began supporting the Green Power and Solar Sharing Fish Farms initiative. In view of the opportunities resulting from this initiative, in October 2020, Nocera ceased all of its operations in China and moved all of its technology and back-office operations to Taiwan. We now only operate out of Taiwan.

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

Effective December 31, 2020, we entered into a series of contractual agreements with Xin Feng Construction Co., Ltd., a funded limited liability company registered in Taiwan (R.O.C.), whereby we agreed to provide technical consulting and related services to XFC. On November 30, 2022, we entered into a Purchase of Business Agreement with Han-Chieh Shih, in which we sold our controlling interest of XFC, to the Purchaser for a total purchase cash price of $300,000. The closing of the XFC Sale occurred on November 30, 2022 and the XFC VIE agreements were terminated in connection with the XFC Sale. As of the filing date of this Annual Report on Form 10-K, we have no intention of providing services to construct indoor RASs and solar sharing fish farms in Taiwan.

As of September 30, 2021, we launched our first RAS demo site in Taiwan and engaged the demo site into the testing phase to raise eel. Currently, we are promoting our RASs in Taiwan and looking for opportunities to cooperate with local solar energy industry and to expand our business into the U.S. We believe the U.S. is a potentially lucrative market to penetrate.

On September 7, 2022, we entered into a series of contractual agreements with the majority stockholder of Meixin Institutional Food Development Co., Ltd., a Taiwan corporation and a food processing and catering company, and Meixin, of which we purchased 80% controlling interest of Meixin for $4,300,000. The Meixin VIE Agreements essentially confer control and management of Meixin as well as substantially all of the economic benefits of the Selling Stockholder in Meixin to us. As a result, we have been determined to be the primary beneficiary of Meixin and Meixin became our VIE.

We employ a sales and marketing strategy targeting Taiwan government-supported solar fish farms. We are planning on expanding our sales and marketing model through the use of online marketing, data intelligence, and the establishment of a distributor network. The online marketing and data intelligence is designed to generate sales leads internationally outside of Taiwan that can be directed to our sales department for further follow-up.

We plan to sell and develop fish farms in Taiwan, the U.S., and Brazil. We expect to sell over five thousand tanks in the next five years. Our production facility is to be established in Taiwan, and we plan to sell the systems into the Americas and European countries as well.

We also intend to build fish farming demo sites in the United States and Brazil in 2023 to promote our fish farming systems to the global market. As of February 16, 2023, we completed the acquisition of 229 acres of land in Montgomery County, Alabama, of which we intend to build RASs on that land for fish farming.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Known Trends and Uncertainties

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality of products as they may substitute lower cost materials to maintain pricing levels. Nocera’s cost base also reflects significant elements for freight, including fuel, which has significantly increased due to the effects of the coronavirus (COVID-19) pandemic and Russia’s initiation of military action against Ukraine. Rapid and significant changes in commodity prices such as fuel and plastic may negatively affect our profit margins if Nocera is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives.

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

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Foreign Currency

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

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in the “Risk Factors” section of Part I Item 1A.

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

Our management is responsible for determining the assets acquired, liabilities assumed and intangibles identified as of the acquisition date and considered a number of factors including valuations from an independent appraiser.

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently sourced market parameters, such as interest rates and currency rates.

As of December 31, 2022 and 2021, there are no assets or liabilities that are measured and reported at fair value on a recurring basis.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2022 and 2021 were $2,906,074 and $2,444,009, respectively.

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

Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, which are shown as follows.

Useful life
Leasehold improvements	Shorter of the remaining lease terms and estimated useful lives
Furniture and fixture	5 years
Equipment	3 years
Machinery	5 years
Vehicle	5 years

Upon sale or disposal, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Business Combination

For a business combination, the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree are recognized at the acquisition date and measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, that excess in earnings is recognized as a gain attributable to the acquirer.

Deferred tax liability and assets are recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

Variable Interest Entity

A variable interest entity (“VIE”) is an entity (investee) is an entity in which the investor has obtained a controlling interest even if it has less than a majority of voting rights, according to the Financial Accounting Standards Board (FASB). A VIE is subject to consolidation if a VIE meets one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation:

(a)	equity-at-risk is not sufficient to support the entity’s activities;

(b)	as a group, the equity-at-risk holders cannot control the entity; or

(c)	the economics do not coincide with the voting interest.

If a firm is the primary beneficiary of a VIE, the holdings must be disclosed on the balance sheet. The primary beneficiary is defined as the person or company with the majority of variable interests. A corporation formed, owned, and operated by two or more businesses (ventures) as a separate and discrete business or project (venture) for their mutual benefit is defined as a joint venture.

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

Commitments and Contingencies

In the normal course of business, we are subject to contingencies, including legal proceedings and claims arising out of its business that relate to a wide range of matters, such as government investigations and tax matters. We recognize a liability for such contingency if it determines it is probable that a loss has occurred and a reasonable estimate of the loss can be made. We may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter.

Revenue Recognition

We recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. We recognize revenues following the five step model prescribed under ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, we apply the following steps:

•	Step 1: Identify the contract (s) with a customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligation in the contract

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

We considered revenue is recognized when (or as) we satisfy performance obligations by transferring a promised goods and provide maintenance service to a customer. Revenue is measured at the transaction price which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods and providing maintenance service to the customer. Contracts with customers are comprised of invoices, and written contracts.

We do not have arrangements for returns from customers. We have no sales incentive programs.

We provide goods, maintenance service warranties for the goods sold with a period varying from 18 months to 72 months, with the majority of the periods being 18 months, and exclusive sales agency license to its customers. For performance obligation related to providing products, we expect to recognize the revenue according to the delivery of products. For performance obligation related to maintenance service warranties, we expect to recognize the revenue on a ratable basis using a time-based output method. The performance obligations are typically satisfied as services are rendered on a straight-line basis over the contract term, which is generally for 18 months as a majority of the maintenance service warranties periods provided are 18 months. For performance obligation related to exclusive agency license, we recognize the revenue ratably upon the satisfaction over the estimated economic life of the license.

We do not have amounts of contract assets since revenue is recognized as control of goods is transferred. The contract liabilities consist of advance payments from customers and deferred revenue. Advance payments from customers are expected to be recognized as revenue within 12 months. Deferred revenue is expected to be recognized as revenue within 12 months.

Cost of Sales

Cost of sales consists primarily of purchase cost of merchandise goods, material costs, labor costs, depreciation, and related expenses, which are directly attributable to the production of the product. Write-down of inventories to lower of cost or net realizable value is also recorded in cost of sales.

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

Uncertain Tax Positions

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. We record interest and penalties on uncertain tax provisions as income tax expense. There are no uncertain tax positions as of December 31, 2022 and 2021, and we have no accrued interest or penalties related to uncertain tax positions. We do not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of our net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

Our reporting currency is the United States dollar (“US$”). The functional currency of our VIE in Taiwan is Taiwan New Dollar (“TWD”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”). The functional currency of PRC companies is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of our subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of December 31, 2022 and 2021 are 6.9646 and 6.4854, respectively. The annual average exchange rates for the year ended December 31, 2022 and 2021 are 6.7208 and 6.3700, respectively.

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

Recently Issued Accounting Standards

See Note 3 to the Consolidated Financial Statements included herewith.

Results of Operations

The following table sets forth our consolidated statements of operations for the years ended December 31, 2022 and 2021.

Consolidated Statements of Operations

	For the years ended December 31,
	2022	2021
Net Sales	$16,338,754	$9,945,325
Cost of sales	(16,071,659)	(9,000,733)
Gross profit	267,095	944,592

Operating expenses
General and administrative expenses	(5,447,303)	(10,419,684)
Total operating expenses	(5,447,303)	(10,419,684)

Loss from operations	(5,180,208)	(9,475,092)

Other income (expense)	419,811	(4,055)
Loss before income taxes	(4,760,397)	(9,479,147)

Income tax (expense) benefit	23,808	(139,932)
Net loss	(4,736,589)	(9,619,079)

Less: Net income attributable to non-controlling interests	76,319	–
Net loss attributable to the Company	$(4,812,908)	$(9,619,079)

Comprehensive (loss) income
Net loss	(4,736,589)	(9,619,079)
Foreign currency translation income (loss)	(89,688)	(63,676)
Total comprehensive loss	(4,826,277)	(9,682,755)

Less: Net income attributable to non-controlling interest	76,319	–
Less: Foreign currency translation loss attributable to non-controlling interest	–	–
Comprehensive loss attributable to the Company	$(4,902,596)	$(9,682,755)

Loss per share
Basic(1)	$(0.6111)	$(1.0757)
Diluted(1)	$(0.6111)	$(1.0757)

Weighted average number of common shares outstanding
Basic(1)	7,876,367	6,107,727
Diluted(1)	7,876,367	6,107,727

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

Comparison of Results of Operations for the years ended December 31, 2022 and December 31, 2021

Revenue

Revenue for the year ended December 31, 2022 was approximately $16.3 million compared to approximately $9.9 million for the comparable period in 2021. The revenue for the year ended December 31, 2022 was mostly made from the construction services of XFC and the fish trading business from NTB. The revenue for the year ended December 31, 2021 was generated from XFC delivery of construction services to its customers. As of December 31, 2021, JC Development Co., Ltd. (“JCD”) and us mutually agreed to termination of the Regional Agency Cooperation Agreement dated as of September 2019, as amended by the Regional Agency Cooperation Supplementary Agreement dated as of May 31, 2020, by and between Grand Smooth Inc Ltd and JCD.

Gross profit

Gross profit for the year ended December 31, 2022 was approximately $0.3 million, compared to approximately $0.9 million for the comparable period in 2021. The decrease of gross profit margin was mainly because in 2022 we sold XFC and the revenue recognition decreased in November 2022.

General and administrative expenses

General and administrative expenses were $5.4 million, for the year ended December 31, 2022, compared to $10.4 million for the comparable period in 2021. The significant decrease was mainly because in 2021 we recognized significant share based compensation expenses to employees and consultants for professional services.

Other income (expense)

Other income of $419,811 for the year ended December 31, 2022, compared to other expense were $(4,055) for the comparable period in 2021. The income for the year ended December 31, 2022 was mainly due to the waiver of payables.

During the year ended December 31, 2022, we recorded an income tax benefit of $23,808 as compared to income tax expense of $139,932 for the comparable period in 2021.

Net loss attributable

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the year ended December 31, 2022 was approximately $4.7 million compared to net loss attributable to us (excluding net income attributable to non-controlling interest) approximately of $9.6 million for the comparable period in 2021. The significant decrease was mainly because in 2021 we recognized significant share based compensation expenses to employees and consultants for professional services.

Liquidity and Capital Resources; Going Concern

We had net cash provided by operating activities for the year ended December 31, 2022 and the cash balance was $2.9 million as of December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $14,747,461. In their audit report for the fiscal year ended December 31, 2022 included in this report, our auditors have expressed their concern as to our ability to continue as a going concern.

We continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Management is focused on growing our existing product offering, as well as our customer base, to increase our revenues. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, however, management believes that our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

To date, we have funded our operations through revenues, loans from our officers, and the issuance of equity securities. We obtained a financial support letter from Mr. Yin-Chieh Cheng, the Chief Executive Officer, also the Chairman of the Board and our principal stockholder.

•	On April 1, 2021, we entered in a securities purchase agreement with certain investors for an aggregate of 80,000 shares of its preferred stock at a per share purchase price of $2.50. As part of the transaction, the investors received one Class C warrant and one Class D warrant for the subscription of each preferred share. Each Class C warrant consist of the right to purchase up one share of common stock to at an exercise price of $3.75 per share exercisable for 36 months from the date of issuance. Each Class D warrants consist of the right to purchase one share of our common stock at an exercise price of $7.50 per share exercisable for 36 months from the date of issuance. The subscription was completed on August 10, 2021

•	In August 2021, we issued 80,000 shares of preferred shares of $0.001 each at an issue price of $2.50 per share to certain investors credited as fully paid.

•	On September 27, 2021, we entered into securities purchase agreements with investors, pursuant to which we issued in a registered direct offering, an aggregate of 32,000 shares of our common stock at a per share purchase price of $3.75. In addition, the investors also received one Class C Warrant and one Class D Warrant for the subscription of each preferred share. On December 31, 2021, we consummated a private offering of 278,667 units at a purchase price of $7.50 per unit to 28 investors for gross proceeds of $2,090,000. Each unit consisted of one share of the Company’s common stock and an “equity kicker” of one share of our common stock, for a total of 557,334 shares of common stock.

•	On August 10, 2022, our Registration Statement relating to the Public Offering was declared effective by the SEC. The Public Offering consisted of 1,880,000 units at a public offering price of $3.50 per unit, with each unit consisting of (i) one (1) share of our common stock and (ii) a warrant to purchase two (2) shares of our common stock. We received total gross proceeds of $6.58 million from the Public Offering and after deducting the underwriting commissions, discounts and offering expenses, we received net proceeds of approximately $5.3 million. On August 11, 2022, the shares of our common stock began trading on The Nasdaq Stock Market LLC under the symbol “NCRA.” The Shares and the Warrants comprising the units were immediately separable and issued separately in the Public Offering, which closed on August 15, 2022. In connection with the Public Offering and pursuant to the underwriting agreement between the underwriters named therein and us, we granted the underwriters a 45-day option to purchase up to 282,000 additional shares of our common stock and warrants, equivalent to 15% of the units sold in the Public Offering, at the public offering price of $3.50 per unit, less underwriting discounts and commissions, to cover over-allotments, if any. On September 23, 2022, the underwriters exercised their option to purchase an additional 282,000 warrants from us for gross proceeds of $2,820. The warrants were issued to the underwriters on September 26, 2022.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the years ended December 31,
	2022	2021
Net cash provided by (used in) provided by operating activities	$(1,910,977)	$251,729
Net cash (used in) provided by investing activities	(4,030,834)	(25,067)
Net cash (used in) provided by financing activities	6,288,391	1,203,833
Effect of the exchange rate change on cash and cash equivalents	115,485	(10,017)
Increase in cash and cash equivalents	$462,065	$1,420,478

Net cash provided by (used in) operating activities

Net cash used in operating activities amounted to $1,910,977 for the year ended December 31, 2022. This reflected a net loss of $4,736,589, as adjusted for non-cash items primarily including loss on disposal of XFC of $2,569,975, depreciation of $66,907 and share-based compensation of $413,453, and offset by effect of changes in working capital including an decrease of $1,221,285 of inventories.

Net cash provided by operating activities amounted to $251,729 for the year ended December 31, 2021. This reflected a net loss of $9,619,079, as adjusted for non-cash items primarily including share-based compensation of $6,638,371, consultancy services settled by equities of $3,045,150 and offset by effect of changes in working capital including increase of accounts receivable in the amount of $252,338.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $4,030,834 for the year ended December 31, 2022 which were primarily cash paid for acquisition of a subsidiary.

Net cash used in investing activities was $25,067 for the year ended December 31, 2021 which were primarily attributable to the purchase of equipment and intangible asset.

Net cash (used in) provided by financing activities

Net cash provided by financing activities amounted to $6,288,391 for the year ended December 31, 2022, which were primarily arising from proceeds from issuance of common stock and other borrowings during the year.

Net cash provided by financing activities amounted to $1,203,833 for the year ended December 31, 2021, which were primarily arising from proceeds from issuance of common stock and preferred stock during the year.

Since we plan to build our land-based fish farming demo sites in the U.S., Japan, and Thailand to promote our fish farming systems to the global market, we expect that we will require additional capital, which includes construction costs, marketing costs, operation costs, etc., to meet our long-term operating requirements. We expect to obtain financing from stockholders or raise additional capital through, among other things, the sale of equity or debt securities. The stockholders are committed to provide additional financing required when we try to raise additional capital from third party investors or banks. However, there can be no assurance that we will be successful in raising this additional capital.

Recently Issued Accounting Pronouncements

Please refer to the Note 3 to the Consolidated Financial Statements included herewith.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, due to the presence of material weaknesses described below, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was not effective as of December 31, 2022. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2022:

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

Remediation Plan

During the year ended December 31, 2022, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

We expect to remediate these material weaknesses in 2023. However, we may discover additional material weaknesses that may require additional time and resources to remediate. Our remediation process includes, but not limited to:

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2022, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

See Part I, Item 1A “Risk Factors – If we remain identified as a Commission-Identified Issuer for three consecutive years (or if the AHFCAA is enacted, two years), our securities will be delisted or prohibited from trading on Nasdaq or any other national securities exchange or the over-the-counter trading market under the Holding Foreign Companies Accountable Act. The delisting or the cessation of trading on Nasdaq or any other national securities exchange or the over-the-counter trading market of our securities, or the threat of their being delisted or prohibited, may materially and adversely affect the value and/or liquidity of your investment. Additionally, the inability of the PCAOB to conduct full inspections or investigations of our auditor deprives our investors of the benefits of such inspections or investigations.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following are our executive officers and directors and their respective ages and positions as of the filing date of this Annual Report on Form 10-K.

Name	Age	Position	Director Since
Yin-Chieh (“Jeff”) Cheng	44	Chairman of the Board, CEO, President, Director (Principal Executive Officer)	December 31, 2018
Shun-Chih (“Jimmy”) Chuang	34	Chief Financial Officer (Principal Financial and Accounting Officer)	–
Hong-Wen (“Howard”) Ruan	55	Chief Operating Officer	–
Gerald H. Lindberg	73	Secretary, Director	December 31, 2021
David Yu-Lung Kou	53	Director	December 19, 2019
Thomas A. Steele	76	Director	December 19, 2019
Hui-Ying Zhuang	50	Director	December 19, 2019

Professional Backgrounds

Yin-Chieh (“Jeff”) Cheng serves as Chairman of the Board, Chief Executive Officer, President and Director of the Company. Mr. Cheng served as our Chief Financial Officer and Treasurer from December 27, 2018 until October 28, 2019. Prior to that role, from December 1, 2014 to the present, Mr. Yin-Chieh Cheng acted as a director of Shengbo Accounting Firm in Shanghai. In that role, he was in charge of international tax consulting and cross border transactions. Mr. Yin-Chieh Cheng holds a bachelor’s degree in Accounting from George Mason University in Virginia. Mr. Cheng is qualified to serve as a director of the Company due to the valuable expertise and perspective he brings in his capacity as the Company’s Chief Executive Officer and because of his extensive experience and knowledge of our industry.

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

Hong-Wen (“Howard”) Ruan was appointed as Chief Operating Officer on September 1, 2022. Mr. Ruan also serves as the Director of Business Development for STARBIT Innovation Co., Ltd. since January 2022, where he is in charge of the stock affair. From April 2021 to January 2022, Mr. Ruan served as the Financial Controller for Chinan Biomedical Technology, Inc., where he was the leader of the Financial Control team. From May 2019 to January 2022, Mr. Ruan was the Spokesman of Yong Li United Corporation, where he was part of the Audit Function practice. From June 2017 to May 2019, Mr. Ruan served as a member of the Board of Directors of Sunlex Energy Corporation. Over a distinguished career, Mr. Ruan has helped raise capital for start-ups and small and microcap companies in both the public and private sectors. Mr. Ruan holds a master’s degree in Business Administration from National Cheng Kung University, Taiwan.

Gerald H. Lindberg was appointed as Secretary and Director of the Company on December 31, 2021. In the past five years, working for Handover International, Mr. Lindberg has provided substantial expertise and guidance as a consultant, has served as a board member and CFO of publicly traded companies, business adviser, capital acquisition director, and operations officer to real world and Internet start-ups and helped raise capital for start-ups, small cap, micro-cap, and nano-cap businesses in both the public and private sectors. Earlier in his career, he was Section Chief, Litigation Assistance Systems Section, Justice Management Division, United States Department of Justice, and an attorney-advisor with the United States Department of Justice (1979-1982). Over the past 25 years, he has been responsible for business plan preparation, early stage advising for corporate development and positioning for capital raising including crowd funding, private placement memoranda, investor presentation development, equity, debt and hybrid funding, form preparation and filing, offering syndicate coordination, sales/marketing strategy along with investment community relations and investor relations, business development, licensing management, and assuring compliance with Federal and state regulations and fraud prevention software development. His areas of specialty include technology and intellectual property management, digital entertainment, media and marketing, e-Commerce, m-Commerce, and search engine design, database systems software design and development. Mr. Lindberg earned his law degree from Western New England University, School of Law, Springfield, MA. Mr. Lindberg is qualified to serve as a director of the Company due to his substantial board and financial consulting experience.

David Yu-Lung Kou was appointed as Director of the Company on December 19, 2019. Mr. Kou is an executive with diversified experience in global business operations, product management, sales, marketing, and branding - including regional distribution and retail sales. He is experienced in (business) localization, product (roadmap) planning, business and operation establishment, restructuring and crisis recovery. Mr. Kou has experience in turn-around situations to achieve positive cash flow, strategic business planning and execution and innovative product creation and launch planning. Mr. Kou is currently the Chief of Strategy and Planning for Wistron Corp. His former employment positions include General Manager of TP Vision from 2015-2018, Vice President – Branded Business Operations at TPV from 2015-2018, a Business Advisor/Consultant of HokangTek from 2014-2018, Business and Operations Advisor of Top Innovation from 2014-2018, and an Executive Director, Global Sales of HTC Corp. from 2012-2014. He attended the University of Southern California earning an MSc. Electrical Engineering in 1991. Mr. Kou is qualified to serve as a director of the Company due to his ability in sales and marketing and experience in international business.

Thomas A. Steele was appointed as Director of the Company on December 19, 2019. Mr. Steele is currently retired. He was registered as a court interpreter Japanese to English and Japan marketing consultant from 2010-2019. Mr. Steele served as a Foreign Service Officer with the U.S. Department of State, Washington, DC for more than 21 years (1980-2001). After retiring from the State Department, he also served as secretary for Anbusa USA, at the 2005 and 2010 World’s Fair. He obtained a BA in Political Science, Music, Radio & TV Broadcasting from the University of California, Los Angeles while attending from 1965-1969. Mr. Steele is qualified to serve as a director of the Company due to his Japanese Language Skills and experience in International Business.

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

The Compensation Committee charter permits the committee to retain or receive advice from a compensation consultant and outlines certain requirements to ensure the consultants independence or certain circumstances under which the consultant need not be independent. However, as of the date hereof, we have not retained such a consultant.

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

Section 16(a) Reporting Compliance

Section 16(a) of the Exchange Act requires that executive officers and directors, and any persons who own more than ten percent of a registered class of the Company’s equity securities file reports of ownership and changes in ownership with the SEC. Specific dates for such filings have been established by the SEC, and the Company is required to report in this Annual Report on Form 10-K any failure to file reports in a timely manner in 2022. The following failed to file a Form 3 after the Company listed its common stock on The Nasdaq Stock Market LLC under Section 12(b) of the Exchange Act in 2022: (i) Shun-Chih (Jimmy) Chuang, Chief Financial Officer; (ii) Hsien-Wen (Stan) Yu, Chief Operating Officer (resigned); (iii) Gerald H. Lindberg, Secretary, Director; (iv) David Yu-Lung Kou, Director; (v) Thomas A. Steele, Director; and (vi) Hui-Ying Zhuang, Director. On August 31, 2022, Mr. Yu resigned as the Chief Operating Officer of the Company. On September 1, 2022, the Board appointed Mr. Hong-Wen (Howard) Ruan as the Chief Operating Officer of the Company. A Form 3 for Mr. Ruan was not filed. Other than the foregoing, the Company believes that applicable Section 16(a) filing requirements were met during 2022 by its directors and executive officers.

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

Indemnification of Officers and Directors

Our Articles of Incorporation and Bylaws provide that, to the fullest extent permitted by the laws of the State of Nevada, any of our officers or directors, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was or has agreed to serve at our request as a director, officer, employee or agent of the Company, or while serving as a director or officer of the Company, is or was serving or has agreed to serve at our request as a director, officer, employee or agent (which, for purposes hereof, shall include a trustee, partner or manager or similar capacity) of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity. For the avoidance of doubt, the foregoing indemnification obligation includes, without limitation, claims for monetary damages against Indemnitee to the fullest extent permitted under Section 78.7502 of the Nevada Revised Statutes as in existence on the date hereof.

The indemnification provided shall be from and against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the indemnitee or on the indemnitee’s behalf in connection with such action, suit or proceeding and any appeal therefrom, but shall only be provided if the indemnitee acted in good faith and in a manner the indemnitee reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action, suit or proceeding, had no reasonable cause to believe the indemnitee’s conduct was unlawful.

In the case of any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee or agent of the Company, or while serving as a director or officer of the Company, is or was serving or has agreed to serve at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, no indemnification shall be made in respect of any claim, issue or matter as to which the indemnitee shall have been adjudged to be liable to us unless, and only to the extent that, the Nevada courts or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, the indemnitee is fairly and reasonably entitled to indemnity for such expenses which the Nevada courts or such other court shall deem proper.

The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that he or she did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had reasonable cause to believe that the indemnitee’s conduct was unlawful.

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our Company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all cash compensation paid by us, as well as certain other compensation paid or accrued, for the years ended December 31, 2022 and 2021 for all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year.

Name and Principal Position	Fiscal Year	Salary($)	Equity Awards($)(1)	Total($)
Yin-Chieh (“Jeff”) Cheng(2)	2022	–	1,901,806	1,901,806
Chairman of the Board, President, CEO, Director	2021	–	11,053,267	11,053,267

(1)	The amounts shown represent the aggregate grant date fair value of these warrant awards granted during each fiscal year shown, computed in accordance with FASB ASC Topic 718.
(2)	Pursuant to the Cheng Consulting Agreement, dated December 27, 2018, we agreed to issue Mr. Cheng 250,000 Series A warrants per quarter for 20 quarters (i.e., 5 years) for a total amount of 5,000,000 Series A warrants, subject to his continued services as our Chairman of the Board. Each Series A warrant is exercisable to purchase one share of common stock for $0.50 per share from the date of vesting until April 23, 2026. The value of the awards granted for the years ended December 31, 2022 and December 31, 2021 was $1,901,806 and $11,053,267, respectively, using the Black Scholes methodology. Due to the 2-for-3 reverse stock split of our common stock, the amount of shares issuable upon the unexercised warrants was adjusted to 2,000,000 and the exercise price was adjusted to $0.75 per share.

Employment Agreements

Chuang Employment Agreement. We entered into an Employment Agreement dated as of August 16, 2019, as amended by that certain Addendum dated as of December 31, 2021, with Shun-Chih Chuang, our Chief Financial Officer (the “Chuang Employment Agreement”). The term of the Chuang Employment Agreement is for 5 years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Chuang shall not solicit any person employed or engaged by the Company. Mr. Chuang’s employment may be terminated by us immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Chuang which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on us and which has not been corrected in 30 days after written notice from us; (iii) failure or refusal by Mr. Chuang to comply with our policies contained in any Company handbook or with the provisions of the Chuang Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Chuang’s prolonged absence without our consent; (v) Mr. Chuang’s gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Chuang; or (vii) delivery of written notice of termination by us after Mr. Chuang has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Chuang’s failure to discharge his duties under the Chuang Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. We pay Mr. Chuang $54,000 per year.

Lindberg Employment Agreement. We entered into an Employment Agreement dated as of January 3, 2022, with Gerald H. Lindberg, our Secretary and Director (the “Lindberg Employment Agreement”). The term of the Lindberg Employment Agreement is for two years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Lindberg shall not solicit any person employed or engaged by the Company. Mr. Lindberg’s employment may be terminated by us immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Lindberg which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on us and which has not been corrected in 30 days after written notice from us; (iii) failure or refusal by Mr. Lindberg to comply with our policies contained in any Company handbook or with the provisions of the Lindberg Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Lindberg’s prolonged absence without our consent; (v) Mr. Lindberg’s gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Lindberg; or (vii) delivery of written notice of termination by us after Mr. Lindberg has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Lindberg’s failure to discharge his duties under the Lindberg Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. We also granted Mr. Lindberg 60,000 Class C Warrants consisting of the right to purchase a total of 40,000 shares of our common stock for $3.75 per share from the date of issuance, of which 20,000 Class C Warrants shall vest annually over a total period of three years.

Ruan Employment Agreement. We entered into an Employment Agreement dated as of September 1, 2022 (the “Ruan Employment Agreement”), with Hong-Wen Ruan, our Chief Operating Officer. The term of the Ruan Employment Agreement is for two years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Ruan shall not solicit any person employed or engaged by us. Mr. Ruan’s employment may be terminated by us immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Ruan which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on us and which has not been corrected in 30 days after written notice from us; (iii) failure or refusal by Mr. Ruan to comply with our policies contained in any Company handbook or with the provisions of the Ruan Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Ruan’s prolonged absence without our consent; (v) Mr. Ruan’s gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Ruan; or (vii) delivery of written notice of termination by the Company after Mr. Ruan has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Ruan’s failure to discharge his duties under the Ruan Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. We paid Mr. Ruan a monthly salary of $1,350 USD for the first three months of probation. After probation, we pay Mr. Ruan $16,200 per year.

Director Compensation

Cheng Consulting Agreement. We entered into a Consulting Agreement on December 27, 2018 with Yin-Chieh (“Jeff”) Cheng, our Chairman of the Board, President, Chief Executive Officer and Director (the “Cheng Consulting Agreement”). The Cheng Consulting Agreement appoints Mr. Cheng as our Chairman of the Board and a Director. The term of Mr. Cheng’s appointment of such positions is for the period between December 27, 2018 and December 27, 2023. We or Mr. Cheng may immediately terminate the Cheng Consulting Agreement upon a material breach by the other party that has not been cured to the terminating party’s satisfaction within 30 days following written notice of said breach. Mr. Cheng may terminate on 30 days’ written notice for our uncured failure to meet our payment obligations within 30 days of receiving written notice of such failure from Mr. Cheng. We do not pay Mr. Cheng any cash compensation for his roles as our Chairman of the Board and a Director. We, however, agreed to issue Mr. Cheng 250,000 Series A warrants per quarter for 20 quarters (i.e., 5 years) for a total amount of 5,000,000 (or 3,333,334 post-split) Series A warrants, subject to his continued services as our Chairman of the Board and a Director. Each Series A warrant is exercisable to purchase one share of common stock from the date of vesting until April 23, 2026.

Our directors are reimbursed for expenses incurred by them in connection with attending Board meetings. However, our directors, other than Mr. Cheng, do not receive any other compensation for serving on the Board.

Outstanding Equity Awards

The following table sets forth information regarding equity awards held by the named executive officers as of December 31, 2022:

	Warrant awards
Name	Number of securities underlying unexercised warrant awards (#) exercisable	Number of securities underlying unexercised warrant awards (#) unexercisable	Warrant award exercise price ($)	Warrant award expiration date
Yin-Chieh (“Jeff”) Cheng(1) Chairman of the Board, President, CEO, Director	2,000,000	666,667	$0.75	April 23, 2026

(1)	Pursuant to the Cheng Consulting Agreement, we agreed to issue Mr. Cheng 250,000 Series A warrants per quarter for 20 quarters (i.e., 5 years) for a total amount of 5,000,000 Series A warrants. Quarterly issuances are subject to Mr. Cheng’s continued services as our Chairman of the Board and a Director. On December 31, 2021, we extended the expiration date of Series A warrants to April 23, 2026. On May 29, 2020, Mr. Cheng exercised 1,000,000 Series A Warrants and received an aggregate of 827,586 shares of common stock. The unexercised warrants were valued at $2,340,684 for the year ended December 31, 2022 using the Black Scholes methodology. The values of the warrants granted each year were $1,901,806 and $11,053,267 for the years ended December 31, 2022 and 2021, respectively, using Black-Scholes methodology. Due to the 2-for-3 reverse stock split of our common stock on August 11, 2022, the amount of shares issuable upon the unexercised warrants was adjusted to 2,000,000 and the exercise price was adjusted to $0.75 per share.

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

The 2018 Equity Incentive Plan

In 2018, the Board and stockholders adopted Nocera, Inc.’s 2018 Stock Option and Award Incentive Plan, effective December 31, 2018. The 2018 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, and (iii) stock purchase rights. The 2018 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The 2018 Plan is administered by the Compensation Committee. The Board reserved 6,666,667 (post-split) shares of common stock under the 2018 Plan. No awards have been granted to any of our officers or directors pursuant to the 2018 Plan.

Indemnification

We shall indemnify any and all of our directors, officers, former directors, former officers and any person who may have served at its request as a director or officer of another company in which it owns shares or of which it is a creditor, who were or are made a party or are threatened to be made a party to or are involved in, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative (each a “Proceeding”), or any appeal in such a Proceeding or any inquiry or investigation that could lead to such a Proceeding, against any and all liabilities, damages, reasonable and documented expenses (including reasonably incurred and substantiated attorneys’ fees), financial effects of judgments, fines, penalties (including excise and similar taxes and punitive damages) and amounts paid in settlement in connection with such Proceeding by any of them. Such indemnification shall not be deemed exclusive of any other rights to which those indemnified may be entitled otherwise.

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

The following table sets forth certain information, as of March 31, 2023 with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our voting stock, (2) each of our directors, (3) each executive officer and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the voting stock is determined in accordance with the rules of the SEC and includes any shares of company voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 31, 2023. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of voting stock held by them. Applicable percentage ownership in the following table is based on 9,243,587 shares of common stock issued and outstanding on March 31, 2023, plus, for each individual, any securities that individual has the right to acquire within 60 days of March 31, 2023.

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

Name and Address of Beneficial Owner (1)	Title	Beneficially owned		Percentage of Outstanding Shares of Common Stock (2)
Officers and Directors
Yin-Chieh (“Jeff”) Cheng	Chairman of the Board, President, Chief Executive Officer, Director	5,695,058	(3)	49.91%
Shun-Chih (“Jimmy”) Chuang	Chief Financial Officer	420,001	(4)	4.50%
Hong-Wen (“Howard”) Ruan	Chief Operating Officer	–		–
Gerald H. Lindberg	Secretary, Director	–		–
David Yu-Lung Kou	Director	–		–
Thomas A. Steele	Director	–		–
Hui-Ying Zhuang	Director	–		–
Officers and Directors as a Group (total of 7 persons)		6,115,059		53.20%

5% Stockholders
Erik S. Nelson		465,857	(5)	4.99%
Marina S. Fiorino		695,734	(6)	7.53%

(1)	Unless otherwise indicated, the principal address of the named officers and directors c/o Nocera, Inc., 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan.
(2)	Based on 9,243,587 shares of common stock issued and outstanding as of March 31, 2023. Any shares of common stock not outstanding which are issuable upon the exercise or conversion of other securities held by a person within the next 60 days are considered to be outstanding when computing such person’s ownership percentage of common stock but are not when computing anyone else’s ownership percentage.
(3)	Includes (i) 3,528,391 shares of common stock; and (ii) 2,166,667 shares of common stock issuable upon the exercise for Series A warrants at a price of $0.75 per share until April 23, 2026.
(4)	Includes 83,334 shares of common stock issuable upon the exercise of Class A Warrants at a price of $0.75 per share until April 23, 2026.
(5)	Includes (i) 37,789 shares held by Coral Investment Partners, LP, an entity of which Erik Nelson is deemed to have voting and dispositive control; (ii) 333,334 shares of common stock held by Sterling Holdings, LLC, an entity of which Mr. Nelson has voting and dispositive control; (iii) 1,734 shares personally held by Mr. Nelson; and (iv) 93,000 shares of common stock issuable upon the exercise of Class A Warrants for $0.75 per share until April 23, 2026. This does not include 340,334 shares of common stock issuable upon the exercise of Class A Warrants for $0.75 per share until April 23, 2026 and 433,334 shares of common stock issuable upon the exercise of Class B Warrants for $1.50 per share until April 23, 2026 since such Class A Warrants and Class B Warrants contain blockers that prohibit the holder from exercising warrants if such exercise will result in the beneficial ownership of more than 4.99% (or if the holder elects, 9.99%) of our outstanding stock. Mr. Nelson was our former Secretary and Director and resigned on December 31, 2021. Mr. Nelson’s business address is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(6)	The address for Ms. Fiorino is 1 San Marzano sul Sarno, Italy 84010.

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Under Item 404 of Regulation S-K, we are required to describe any transaction, since the beginning of our 2021 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000 or one percent of the average of the smaller reporting company’s total assets at year end for the last two completed fiscal years, with a related person. A related person under Item 404 of Regulation S-K includes:

1.	any director or executive officer of the Company;
2.	any immediate family member of a director or executive officer of the Company, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer or nominee for director, and any person (other than a tenant or employee) sharing the household of such director, executive officer or nominee for director; or
3.	a beneficial owner of more than 5% of our common stock at the time of the transaction or immediate family member of such stockholder.

We did not have any related party transactions reportable under Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2022 and 2021, we engaged Centurion ZD CPA & Co. as our independent registered accounting firm. For the years ended December 31, 2022 and 2021, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2022	2021
Audit Fees	$139,000	$131,600
Audit-Related Fees (1)	–	10,000
Tax Fees	–	–
All Other Fees	–	–
Total	$139,000	$141,600

(1)	Fees incurred in conjunction with consents for various registration statements filed during the 2022 and 2021 fiscal years.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The following Financial Statements and Supplementary Data of Nocera, Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Balance Sheets at December 31, 2022 and 2021;

•	Statements of Operations for the years ended December 31, 2022 and 2021;

•	Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2022 and 2021;

•	Statements of Cash Flows for the years ended December 31, 2022 and 2021; and

•	Notes to Financial Statements.

2. Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
3.1	Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.2 to Form 10-K filed on March 23, 2022.
3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.6 to Form 10-K filed on March 23, 2022.
3.3	Certificate of Amendment of Articles of Incorporation of the Registrant	Filed as Exhibit 3.7 to Form 10-K filed on March 23, 2022.
3.4	Certificate of Change of the Registrant	Filed as Exhibit 3.3 to Form 10-12G filed on October 19, 2018.
3.5	Amended and Restated Bylaws of the Registrant	Filed as Exhibit 3.1 to Form 8-K filed on February 28, 2022.
3.6	Articles of Incorporation of GSI Acquisition Corp.	Filed as Exhibit 3.3 to Form 8-K12G3 filed on January 31, 2019.
3.7	Articles of Association of Grand Smooth Inc Limited	Filed as Exhibit 3.4 to Form 8-K12G3 filed on January 31, 2019.
3.8	Agreement and Plan of Merger, dated as of December 27, 2018, by and among the Registrant, Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 10.1 to Form 8-K filed on December 31, 2018.
3.9	Amended Agreement and Plan of Merger, dated as of December 27, 2018, and effective as of December 31, 2018, by and among the Registrant, Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
3.10	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited	Filed as Exhibit 3.5 to Form 8-K12G3 filed on January 31, 2019.
4.1	Description of Nocera, Inc.’s securities registered under section 12 of the Securities Exchange Act of 1934, as amended	Filed as Exhibit 4.1 to Form 10-K filed on March 23, 2022.
10.1†	2018 Nocera, Inc. Stock Option and Award Incentive Plan	Filed as Exhibit 10.2 to Form 8-K12G3 filed on January 31, 2019.
10.2	Share Exchange Agreement	Filed as Exhibit 10.1 to Form 8-K12G3 filed on January 31, 2019.
10.3†	Consulting Agreement dated as of December 27, 2018, between Nocera, Inc. and Yin-Chieh Cheng	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
10.4	Regional Agency Cooperation Agreement dated as of September 2019, by and between Grand Smooth Inc Ltd and Jie Hao Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on October 30, 2019.

10.5	Procare International Co., Limited Project Contract	Filed as Exhibit 10.1 to Form 8-K filed on January 10, 2020.
10.6	Regional Agency Cooperation Supplementary Agreement dated as of May 31, 2020, by and between Grand Smooth Inc Ltd and JC Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on June 19, 2020.
10.7	Consulting Agreement dated as of May 15, 2020, between Nocera, Inc. and Atlanta Capital Partners, LLC	Filed as Exhibit 10.2 to Form 8-K filed on June 19, 2020.
10.8	Settlement Agreement and Release dated as of October 8, 2020, by and between Guizhou Wan Feng Hu Zhi Shui Chan Company, Ltd. and Nocera, Inc.	Filed as Exhibit 10.4 to Form 10-Q filed on November 16, 2020.
10.9	Exchange Agreement, Consent, and Representations dated as of December 31, 2020 of the Registrant and Agreement and Plan of Share Exchange for VIE Interest dated as of December 31, 2020, by and between Nocera, Inc., Xin Feng Construction Co. Ltd., and Shunda Feed Co. Ltd	Filed as Exhibit 2.1 to Form 8-K filed on January 4, 2021.
10.10	Voting Rights Proxy Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on January 4, 2021.
10.11	Exclusive Business Cooperation Agreement dated as of December 31, 2020, by and among Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.2 to Form 8-K filed on January 4, 2021.
10.12	Equity Pledge Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.3 to Form 8-K filed on January 4, 2021.
10.13	Exclusive Call Option Agreement dated as of December 31, 2020, by and among Nocera, Inc., Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.4 to Form 8-K filed on January 4, 2021.
10.14	Subscription Agreement dated as of April 1, 2021, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.4 to Form 10-Q filed on May 17, 2021.
10.15	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Shih-Chung Lin	Filed as Exhibit 10.15 to Form 10-K filed on March 23, 2022.
10.16	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.16 to Form 10-K filed on March 23, 2022.
10.17†	Employment Agreement dated as of August 16, 2019, by and between Nocera, Inc. and Shun-Chih Chuang	Filed as Exhibit 10.18 to Form 10-K filed on March 23, 2022.
10.18†	Employment Agreement dated as of January 3, 2022, by and between Nocera, Inc. and Gerald H. Lindberg	Filed as Exhibit 10.15 to Form S-1 filed on July 20, 2022.
10.19†	Addendum, dated December 31, 2021, to that certain Employment Agreement, dated August 16, 2019, between Nocera, Inc. and Shun-Chih Chuang	Filed as Exhibit 10.15 to Form S-1 filed on July 20, 2022.
10.20†	Employment Agreement, dated September 1, 2022, between Nocera, Inc. and Mr. Hong-Wen Ruan	Filed as Exhibit 10.1 to Form 8-K filed on September 1, 2022.
10.21	VIE Purchase, dated September 7, 2022, between Nocera, Inc., Meixin Institutional Food Development Co., Ltd., and the Selling Stockholder	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.22	Voting Rights Proxy Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.23	Exclusive Business Cooperation Agreement, September 7, 2022, between Nocera, Inc. and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.24	Equity Pledge Agreement, dated September 7, 2022, between Nocera, Inc. the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.

10.25	Exclusive Call Option Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.26	Real Estate Purchase Agreement, dated September 8, 2022	Filed as Exhibit 10.1 to Form 8-K filed on September 13, 2022.
10.27	Farmers Vending Co. Ltd. Purchase Agreement dated as of September 26, 2022, by and between Farmers Vending Machine Co. Ltd. and Nocera, Inc.	Filed as Exhibit 10.2 to Form 8-K filed on September 30, 2022.
10.28	Purchase of Business Agreement dated as of November 30, 2022, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.1 to Form 8-K filed on December 2, 2022.
14.1	Code of Ethics	Filed as Exhibit 14.1 to Form S-1 filed on July 20, 2022
21.1	List of Subsidiaries of Nocera, Inc.	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
99.1	Audit Committee Charter	Filed as Exhibit 99.1 to Form S-1 filed on July 20, 2022.
99.2	Compensation Committee Charter	Filed as Exhibit 99.2 to Form S-1 filed on July 20, 2022.
99.3	Nominating and Corporate Governance Committee Charter	Filed as Exhibit 99.3 to Form S-1 filed on July 20, 2022.
101	Interactive Data Files	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Schema Document	*
101.CAL	Inline XBRL Calculation Linkbase Document	*
101.DEF	Inline XBRL Definition Linkbase Document	*
101.LAB	Inline XBRL Label Linkbase Document	*
101.PRE	Inline XBRL Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

________________________

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of Nocera, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.
†	Management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Dated: March 31, 2023	By:	/s/ Yin-Chieh Cheng
	Name:	Yin-Chieh Cheng
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yin-Chieh Cheng	Chairman of the Board, CEO, President, Director	March 31, 2023
Yin-Chieh Cheng	(Principal Executive Officer)

/s/ Shun-Chih Chuang	Chief Financial Officer	March 31, 2023
Shun-Chih Chuang	(Principal Financial and Accounting Officer)

/s/ Gerald H. Lindberg	Director	March 31, 2023
Gerald H. Lindberg

/s/ David Yu-Lung Kou	Director	March 31, 2023
David Yu-Lung Kou

/s/ Thomas A. Steele	Director	March 31, 2023
Thomas A. Steele

/s/ Hui-Ying Zhuang	Director	March 31, 2023
Hui-Ying Zhuang

NOCERA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nocera, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nocera, Inc. and its subsidiaries (the "Group") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year then ended, in conformity with the U.S. generally accepted accounting principles.

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

Critical Audit Matter Description

As at December 31 2022, the Company had goodwill of approximately $4 million relating to the acquisition of Meixin Institutional Food Development Company Limited. Management performs the annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Management’s valuation method is an income approach using a discounted cash flow model. The discounted cash flow model requires projections of revenue, gross margin, operating expenses, working capital investment and fixed asset additions over a multi-year period, and a discount rate based upon a weighted-average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment test is a critical audit matter are (i) the significant judgment by management when developing the fair value of the Automated Transmission reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions related to projections of revenue and projections of gross margin; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included but were not limited to:

• Testing management’s process for developing the fair value.

• Evaluating the appropriateness of the discounted cash flow model, testing the completeness and accuracy of underlying data used in the discounted cash flow model, and evaluating the reasonableness of significant assumptions used by management related to projections of revenue and projections of gross margin.

• Evaluating management’s assumptions related to projections of revenue and projections of gross margin involved evaluating whether the assumptions used by management were reasonable considering

(i)	the current and past performance of the Automated Transmission reporting unit and
(ii)	the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Group's auditor since 2020.

Hong Kong, China

March 31, 2023

PCAOB ID 2769

NOCERA, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$2,906,074	$2,444,009
Accounts receivable, net	209,777	699,555
Inventories, net	91,781	1,488,681
Advance to suppliers	1,732	42,969
Prepaid expenses and other assets, net	27,470	107,444
Due from related parties	–	1,615,217
Total current assets	3,236,834	6,397,875
Retention receivables	–	69,489
Deferred tax assets, net	22,703	–
Property and equipment, net	844,613	71,245
Intangible assets - customer relations	130,434	–
Goodwill	3,905,735	332,040
Total assets	8,140,319	6,870,649
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Notes payable	–	92,112
Accounts payable	2,631	17,442
Other payables and accrued liabilities	38,388	142,426
Advance receipts	42,880	1,051,121
Due to related parties	18,919	39,341
Warrant liability	1,179,768	312,320
Long-term secured other borrowing – current portion	214,913	–
Dividend payable	22,312	6,312
Income tax payable	1,920	387,319
Bank borrowing	–	52,292
Total current liabilities	1,521,731	2,100,685
Deferred tax liabilities, net	–	–
Long-term secured other borrowing	436,341	–
Total liabilities	1,958,072	2,100,685
Commitments and contingencies	–	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 9,243,587 shares and 7,071,920 shares issued and outstanding as of December 31, 2022 and 2021, respectively) (1)	9,243	7,071
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	80	80
Additional paid-in capital (1)	20,484,518	14,476,241
Statutory and other reserves	191,219	191,219
(Accumulated losses) retained earnings	(14,747,461)	(9,918,553)
Accumulated other comprehensive loss	103,594	13,906
Total Nocera, Inc.’s stockholders’ equity	6,041,193	4,769,964
Non-controlling interests	141,054	–
Total equity	6,182,247	4,769,964
Total liabilities and equity	$8,140,319	$6,870,649

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See notes to the consolidated financial statements which are an integral part of these audited financial statements

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Stated in US Dollars)

	For the years ended December 31,
	2022	2021

Net sales	$16,338,754	$9,945,325
Cost of sales	(16,071,659)	(9,000,733)
Gross profit	267,095	944,592
Operating expenses
General and administrative expenses	(5,447,303)	(10,419,684)
Total operating expenses	(5,447,303)	(10,419,684)
Loss from operations	(5,180,208)	(9,475,092)
Other income (expense)	419,811	(4,055)
Loss before income taxes	(4,760,397)	(9,479,147)
Income tax benefit	23,808	(139,932)
Net loss	(4,736,589)	(9,619,079)
Less: Net income attributable to non-controlling interests	76,319	–
Net loss attributable to the company	(4,812,908)	(9,619,079)

Comprehensive loss
Net loss	(4,736,589)	(9,619,079)
Foreign currency translation loss	(89,688)	(63,676)
Total comprehensive loss	(4,826,277)	(9,682,755)
Less: Net loss attributable to non-controlling interest	76,319	–
Less: Foreign currency translation loss attributable to non-controlling interest	–	–
Comprehensive loss attributable to the Company	$(4,902,596)	$(9,682,755)

Loss per share
Basic (1)	$(0.6111)	$(1.0757)
Diluted (1)	$(0.6111)	$(1.0757)
Weighted average number of common shares outstanding (1)
Basic (1)	7,876,367	6,107,727
Diluted (1)	7,876,367	6,107,727

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in US Dollars)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Stock(1)	Amount(1)	Stock	Amount	Capital(1)	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2021	6,088,343	6,088	–	–	2,696,017	191,219	(293,162)	(49,770)	2,550,392	–	2,550,392
Common stock and warrant issuance	32,000	32	–	–	2,848	–	–	–	2,880	–	2,880
Preferred stock and warrant issuance	–	–	80,000	80	29,520	–	–	–	29,600	–	29,600
Changes in fair value of warranty liabilities	–	–	–	–	(24,800)	–	–	–	(24,800)	–	(24,800)
Issuance of new shares upon private placement	557,334	557	–	–	2,089,443	–	–	–	2,090,000	–	2,090,000
Consultancy services settled by equities	336,667	337	–	–	3,044,813	–	–	–	3,045,150	–	3,045,150
Share-based compensation	57,576	58	–	–	6,638,399	–	–	–	6,638,457	–	6,638,457
Foreign currency translation Adjustments	–	–	–	–	–	–	–	63,676	63,676	–	63,676
Preferred stock dividend	–	–	–	–	–	–	(6,312)	–	(6,312)	–	(6,312)
Net loss	–	–	–	–	–	–	(9,619,079)	–	(9,619,079)	–	(9,619,079)
Balance, December 31, 2021	7,071,920	7,072	80,000	80	14,476,240	191,219	(9,918,553)	13,906	4,769,964	–	4,769,964

Balance, January 1, 2022	7,071,920	7,072	80,000	80	14,476,240	191,219	(9,918,553)	13,906	4,769,964	–	4,769,964
Common stock issuance	1,880,000	1,880	–	–	4,799,616	–	–	–	4,801,496	–	4,801,496
Purchase of non-controlling interest	–	–	–	–	–	–	–	–	–	64,735	64,735
Consultancy services settled by equities	291,667	291	–	–	795,209	–	–	–	795,500	–	795,500
Share-based compensation	–	–	–	–	413,453	–	–	–	413,453	–	413,453
Foreign currency translation Adjustments	–	–	–	–	–	–	–	89,688	89,688	–	89,688
Preferred stock dividend	–	–	–	–	–	–	(16,000)	–	(16,000)	–	(16,000)
Net loss	–	–	–	–	–	–	(4,812,908)	–	(4,812,908)	76,319	(4,736,589)
Balance, December 31, 2022	9,243,587	9,243	80,000	80	20,484,518	191,219	(14,747,461)	103,594	6,041,193	141,054	6,182,247

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	December 31, 2022	December 31, 2021
	$	$
Cash flows from operating activities:
Net loss	(4,736,589)	(9,619,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	66,907	6,127
Amortization	4,891	–
Loss on disposal of XFC	2,569,975	–
Deferred income tax	(22,703)	2,258
Changes in fair value of warranty liabilities	–	24,800
Consultancy services settled by equities	795,500	3,045,150
Share-based compensation	413,453	6,638,371
Changes in operating assets and liabilities:
Accounts receivable, net	89,801	(252,338)
Inventories	1,221,285	278,100
Advance to suppliers	(69,229)	(40,563)
Prepaid expenses and other assets, net	(384,239)	(66,232)
Retention receivables	67,587	395,579
Notes payable	(89,591)	(99,106)
Accounts payable	(612,494)	10,092
Other payables and accrued liabilities	96,506	103,599
Income tax payable	(342,563)	92,346
Advance receipts	(979,474)	(267,375)
Net cash provided by (used in) operating activities	(1,910,977)	251,729

Cash flows from investing activities
Purchase of property and equipment	–	(25,067)
Proceeds from disposal of XFC	300,082	–
Cash acquired from merger	7,824	–
Cash disposed upon termination of VIE	(46,564)	–
Net cash outflow upon acquisition of a subsidiary	(4,292,176)	–
Net cash used in investing activities	(4,030,834)	(25,067)

Cash flows from financing activities:
Proceeds from related parties	–	(718,341)
Proceeds from common stock and warrant issuance	–	120,000
Proceeds from issuance of common stock	5,666,124	2,090,000
Proceeds from issuance of IPO warrant	2,820	–
Proceeds from secured other borrowings	619,447	–
Repayment of short-term bank loan	–	(487,826)
Net cash provided by financing activities	6,288,391	1,203,833

Effect of exchange rate changes on cash and cash equivalents	115,485	(10,017)
Net increase in cash and cash equivalents	462,065	1,420,478
Cash and cash equivalents at beginning of year	2,444,009	1,023,531
Cash and cash equivalents at end of year	2,906,074	2,444,009

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1     PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of Nocera, Inc. (“Nocera” or the “Company”) and its subsidiaries, Grand Smooth Inc. Limited (“GSI”) and Guizhou Grand Smooth Technology Ltd. (“GZ GST” or “WFOE”), and Meixin Institutional Food Development Co., Ltd. (“Meixin”) that is controlled through contractual arrangements. The Company, GSI, GZ GST and Mexin are collectively referred to as the “Company”.

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

The VIE Agreements with XFC

On December 31, 2020, we exchanged 466,667 (post-split) shares of our restricted common stock to stockholders of Xin Feng Construction Co., Ltd., a Taiwan limited liability company (“XFC”), in exchange for 100% controlling interest in XFC. We also entered into contractual arrangements with a stockholder of XFC, that enabled us to have the power to direct the activities that most significantly affects the economic performance of XFC and receive the economic benefits of XFC that could be significant to XFC. On November 30, 2022, we entered into a Purchase of Business Agreement with Han-Chieh Shih (the “Purchaser”), in which we sold our controlling interest of XFC, to the Purchaser for a total purchase cash price of $300,000 (the “XFC Sale”). The closing of the XFC Sale occurred on November 30, 2022 and the XFC variable interest entity (“VIE”) agreements were terminated in connection with the XFC Sale.

The VIE Agreements with Meixin

On September 7, 2022, we entered into a series of contractual agreements (collectively, the “Meixin VIE Agreements”) with the majority stockholder (the “Selling Stockholder”) of Meixin Institutional Food Development Co., Ltd., a Taiwan corporation and a food processing and catering company (“Meixin”), and Meixin, of which we purchased 80% controlling interest of Meixin for $4,300,000. The Meixin VIE Agreements essentially confer control and management of Meixin as well as substantially all of the economic benefits of the Selling Stockholder in Meixin to us.

Note 2      GOING CONCERN

The Company had net loss of $7.9 million for the year ended December 31, 2022, which raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, would enable to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and it has prepared the consolidated financial statements on a going concern basis.

a)

The Company is continuing to improve and develop its scale of operations. After listing onto Nasdaq, the Company had raised sufficient fund for its operation development and the Company had a good level of cash position to meet its liabilities. The Company also has ability to raise additional funds from Nasdaq for the future development.

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

The consolidated financial statements included the financial statements of all subsidiaries and the VIE of the Company. All transactions and balances between the Company and its subsidiary and VIE have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIEs.

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

There was four customers who represented 49.62% of the Company's total revenue during the years ended December 31, 2022. There was one customer who represented 58.22% of the Company's total revenue during the years ended December 31, 2021.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	December 31, 2022	December 31, 2021

Percentage of the Company’s accounts receivable
Customer A	50.83%	16.37%
Customer B	14.73%	–
Customer C	31.82%	–
Customer D	–	59.53%
Customer E	–	16.30%
	97.38%	92.20%

The following table sets forth a summary of single suppliers who represent 10% or more of the Company’s total purchase:

	For the years ended December 31,
	2022	2021

Percentage of the Company’s purchase
Supplier A	–	48.76%
Supplier B	18.60%	15.14%
Supplier C	–	14.26%
	18.60%	78.16%

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

As of December 31, 2022 and 2021, there are no assets or liabilities that are measured and reported at fair value on a recurring basis.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2022 and 2021 were $2,906,074 and $2,444,009, respectively.

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

Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, which are shown as follows.

Useful life
Leasehold improvements	Shorter of the remaining lease terms and estimated useful lives
Furniture and fixture	5 years
Equipment	3 years
Machinery	5 years
Vehicle	5 years

Upon sale or disposal, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Business Combination

For a business combination, the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree are recognized at the acquisition date and measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, that excess in earnings is recognized as a gain attributable to the acquirer.

Deferred tax liability and assets are recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

Variable Interest Entity

A variable interest entity (“VIE”) is an entity (investee) in which the investor has obtained less than a majority interest, according to the Financial Accounting Standards Board (FASB). A VIE is subject to consolidation if a VIE meets one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation:

(a)	equity-at-risk is not sufficient to support the entity’s activities;

(b)	as a group, the equity-at-risk holders cannot control the entity; or

(c)	the economics do not coincide with the voting interest.

If a firm is the primary beneficiary of a VIE, the holdings must be disclosed on the balance sheet. The primary beneficiary is defined as the person or company with the majority of variable interests. A corporation formed, owned, and operated by two or more businesses (ventures) as a separate and discrete business or project (venture) for their mutual benefit is defined as a joint venture.

Goodwill and Intangible Assets

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually as of December 31st of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount.

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

Revenue Recognition

We recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. We recognize revenues following the five step model prescribed under ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, we apply the following steps:

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

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The Company records interest and penalties on uncertain tax provisions as income tax expense. There are no uncertain tax positions as of December 31, 2022 and 2021, and the Company has no accrued interest or penalties related to uncertain tax positions. The company does not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of the Company’s net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar (“US$”). The functional currency of the Company’s subsidiary and the consolidated VIE is RMB. In the consolidated financial statements, the financial information of the Company’s subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of December 31, 2022 and 2021 are 6.9646 and 6.4854, respectively. The annual average exchange rates for the year ended December 31, 2022 and 2021 are 6.7208 and 6.3700, respectively.

(Loss) Earnings per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to holders of common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 4     ACCOUNTS RECEIVABLE, NET

As of December 31, 2022 and 2021, accounts receivable consisted of the following:

	December 31, 2022	December 31, 2021
	$	$
Accounts receivable	209,777	699,555
Less: Allowance for doubtful accounts	–	–
Total	209,777	699,555

For the years ended December 31, 2022 and 2021, the Company has recorded provision for doubtful accounts of nil and nil, respectively.

Note 5     INVENTORIES, NET

As of December 31, 2022 and 2021, inventories consisted of the following:

	December 31, 2022	December 31, 2021
	$	$
Raw materials	91,781	97,163
Work in process	–	1,391,518
Total	91,781	1,488,681

The inventory write downs were $nil and $nil for the years ended December 31, 2022 and December 31, 2021, respectively.

Note 6     ADVANCE TO SUPPLIERS

Balances of advances to suppliers were $1,732 and $42,969 as of December 31, 2022 and 2021, respectively, which represented prepayments to suppliers for raw materials.

Note 7     PREPAID EXPENSES AND OTHER ASSETS, NET

	December 31, 2022	December 31, 2021
	$	$
Other receivables from third party	27,470	107,444
Prepaid expenses and other assets, net	27,470	107,444

Note 8     PROPERTY AND EQUIPMENT, NET

As of December 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
	$	$
Equipment	903,867	78,802
Less: Accumulated depreciation	(59,254)	(7,557)
Property and equipment, net	844,613	71,245

Depreciation expenses for the years ended December 31, 2022 and 2021 were $66,907 and $6,127, respectively.

Note 9     GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2022 and December 31, 2021, goodwill and other intangible assets consisted of the followings:

Goodwill

	December 31, 2022	December 31, 2021
	$	$
Goodwill - XFC	–	332,040
Goodwill - Meixin	3,905,735	–
Less: Impairment	–	–
Balance at end of year	3,905,735	332,040

Customer relations

	December 31, 2022	December 31, 2021
	$	$
Acquisitions	135,325	–
Translation/ Adjustments	–	–
Less: Accumulated amortization	(4,891)	–
Less: Impairment	–	–
Balance at end of year	130,434	–

Note 10       OTHER BORROWINGS

Others loans consisted of the following:

	For the years ended December 31,
	2022	2021

Secured loan from Chailease Finance Co., Ltd wholly repayable within 1 year	$214,913	$–
Total secured loan wholly repayable within 1 year	214,913	–

Secured loan from Chailease Finance Co., Ltd wholly repayable more than 1 year	436,341	–
Total	$651,254	$–

As of December 31, 2022, the outstanding loan from Chailease Finance Co., Ltd of $651,254 (or TWD 20,000,000) with annual interest rate of 6% was secured by pledging the timely deposit in Sunny Bank (Xizhi Brench) of 500,000, and denominated in TWD for a term of 24 months. This facility of credit limit of TWD 20,000,000 was obtained on December 19, 2022 and will be expired on December 16, 2024.

Note 11     WARRANTS

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

Appraisal Date (Inception Date)	C Warrant August 10, 2021	D Warrant August 10, 2021
	$	$
Market price per share (USD/share)	1.47	0.66
Exercise price (USD/price)	2.50	5.00
Risk free rate	0.14%	0.14%
Dividend yield	0.00%	0.00%
Expected term/ Contractual life (years)	1.39	1.39
Expected volatility	56.36%	56.36%

Appraisal Date (Inception Date)	C Warrant September 27, 2021	D Warrant September 27, 2021
	$	$
Market price per share (USD/share)	1.71	0.73
Exercise price (USD/price)	2.50	5.00
Risk free rate	0.15%	0.15%
Dividend yield	0.00%	0.00%
Expected term/ Contractual life (years)	1.26	1.26
Expected volatility	52.93%	52.93%

Appraisal Date (Inception Date)	IPO Warrant September 26, 2022

$
Market price per share (USD/share)	1.28
Exercise price (USD/price)	1.925
Risk free rate	4.03%
Dividend yield	0.00%
Expected term/ Contractual life (years)	4.65
Expected volatility	46.10%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2022	December 31, 2021
	$	$
Balance at the beginning of period	312,320	–
Warrants issued to investors	754,303	287,520
Warrants issued to underwriter	113,145	–
Fair value change of warrants included in earnings	–	24,800
Total	1,179,768	312,320

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2021	–	–	–
Exercisable at January 1, 2021	–	–	–
Granted	256,000	3.75	3.00
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at December 31, 2021	256,000	3.75	2.66
Exercisable at December 31, 2021	256,000	3.75	2.66

Outstanding at January 1, 2022	256,000	3.75	2.66
Exercisable at January 1, 2022	256,000	3.75	2.66
Granted	2,162,000	1.93	4.98
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at December 31, 2022	2,418,000	2.12	4.73
Exercisable at December 31, 2022	2,418,000	2.12	4.73

Note 12     LEASES

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

The components of lease expenses for the year ended December 31, 2022 and December 31, 2021 were as follows:

	Statement of Income Location	For the year ended December 31, 2022	For the year ended December 31, 2021
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	51,227	4,424
Total net lease costs		51,227	4,424

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2022 and December 31, 2021 are US$ nil.

Note 13     OTHER PAYABLES AND ACCRUED LIABILITIES

	December 31, 2022	December 31, 2021
	$	$
VAT payable	–	40,023
Salary payable	861	89,775
Others	37,527	12,628
Total	38,388	142,426

Note 14     TAXATION

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

As a result of amendments to the “Taiwan Income Tax Act” enacted by the Office of the President of Taiwan on February 7, 2018, the statutory income tax rate increased from 17% to 20% and the undistributed earning tax, or a surtax, decreased from 10% to 5% effective from January 1, 2018. As a result, the statutory income tax rate in Taiwan is 20% for the years ended December 31, 2022 and 2021. An additional surtax, of which rate was reduced from 10% to 5% being applied to the Company starting from September 1, 2018, is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as a legal reserve before the end of the following year. The 5% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

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

As of December 31, 2022, The Company’s subsidiary in Hong Kong had net operating loss carry forwards available to offset future taxable income. The net operating losses will be carryforward indefinitely under Hong Kong Profits Tax regulation. There is a full valuation allowance applied against these loss carry forward as management determined it was not more likely than not that these net operating losses would be utilized in the foreseeable future.

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

The components of the income tax (benefit) expense are:

	For the years ended December 31,
	2022	2021
	$	$
Current	23,808	(139,932)
Deferred	–	–
Total income tax expense (benefit)	23,808	(139,932)

The reconciliation of income taxes expenses computed at the TW statutory tax rate (2021: at PRC statutory tax rate) applicable to income tax expense is as follows:

	For the years ended December 31,
	2022		2021
Taiwan (2021 - PRC) income tax statutory rate	20.00%		20.00%
Tax effect of non-deductible expense	(13.48%	)	(6.78%	)
Tax effect of stock-based compensation	(8.69%	)	(14.71%	)
Tax effect of non-taxable income	2.54%		–
Tax effect of different tax rates in other jurisdictions	(0.01%	)	1.07%
Others	0.12%		–
Changes in valuation allowance	(0.49%	)	(1.01%	)
Effective tax rate	(0.01%	)	(1.43%	)

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	December 31, 2022	December 31, 2021
	$	$
Deferred tax assets
Tax loss carried forward	23,391	–
Allowance for doubtful receivables	–	–
Total deferred tax assets	23,391	–
Valuation allowance	–	–
Total deferred tax assets, net	23,391	–

Deferred tax liabilities
Property and equipment, difference in depreciation	–	–

Deferred tax liabilities, net	–	–

The valuation allowance as of December 31, 2022 and 2021 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	December 31, 2022	December 31, 2021
	$	$
Balance at beginning of the year	95,844	–
Additions of valuation allowance	–	95,844
Reductions of valuation allowance	–	–
Balance at the end of the year	95,844	95,844

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

As of December 31, 2022 and 2021, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intends to reinvest its earnings to potentially continue its business in mainland China, namely the manufacturing of the RASs through GZ GST, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 15     RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	December 31, 2022	December 31, 2021
	$	$
Mountain Share Transfer, LLC (1)	39,341	39,341

Due from a related party

The balance due from a related party was as following:

	December 31, 2022	December 31, 2021
	$	$
Taisi Electrical & Plumbing Co. Pte Ltd. (2)	–	1,615,217
Total	–	1,615,217

Sales

The balance of sales with a related party was as following:

	Related Party Categories	December 31, 2022	December 31, 2021
		$	$
鉉順企業有限公司 (3)	Same director	993,918	–
Total		993,918	–

The sales prices and payment terms to related parties were not significantly different from those of sales to third parties. For other related party transactions, price and terms were determined in accordance with mutual agreements

Note:

(1)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(2)	Mr. Tsai Wen-Chih is the director of XFC and has control power over Taisi Electrical & Plumbing Co. Pte Ltd. The Company took over the receivable amount of $877,809 from acquisition of XFC in December 2020. None of the receivables have been impaired and it is expected that the full contractual amounts can be collected.

(3)	鉉順企業有限公司 chairman is Mr. Yin-Chieh Cheng (“Mr. Cheng”) same with Company. 鉉順企業有限公司 will purchase goods from Company and re-sell it. All the terms were not significantly different from those of sales to third parties.

Note 16     COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each. On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the Company’s common stock issued and outstanding decreased from 10,707,150 shares to 7,138,587 shares. All shares and associated amounts have been retroactively restated to reflect the stock split on August 11, 2022. As of December 31, 2022 and 2021, issued common stock were 9,243,587 shares and 7,071,920, respectively.

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

Note 17     SHARE-BASED COMPENSATION

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

On December 22, 2022, the Company issued 150,000 and 75,000 shares of common stock to Chen-Chun Chung and TraDigital respectively in consideration for services rendered.

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	December 31, 2022	December 31, 2021

Dividend yield	N/A	N/A
Risk-free interest rate	1.16%	1.16%
Expected term (in years)	4.31	4.31
Volatility	48.15%	48.15%

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

For the years ended December 31, 2022 and December 31, 2021, $413,453 and $6,638,371 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

As of December 31, 2022, total unrecognized compensation cost related to unvested share-based compensation awards was $11,114,097. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining vesting period of 1.99 years.

Note 18     PREFERRED STOCK

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

Note 19     (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2022 and 2021.

	For the years ended December 31,
	2022	2021
	$	$
Numerator:
Net loss attributable to the Company	(4,812,908)	(9,619,079)
Denominator:
Weighted-average shares outstanding
- Basic (1)	7,876,367	6,107,727
- Diluted (1)	7,876,367	6,107,727
Earnings (loss) per share:
- Basic (1)	(0.6111)	(1.0757)
- Diluted (1)	(0.6111)	(1.0757)

Basic net loss per common share is computed using the weighted average number of the common shares outstanding during the period.

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

Note 20     COMMITMENTS AND CONTINGENCIES

Capital commitments

As of December 31, 2022 and 2021, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $nil.

Contingencies

In the ordinary course of business, the Company may be subject to legal proceeding regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

The Company has no significant pending litigation for the year ended December 31, 2022 and 2021.

NOTE 21     BUSINESS COMBINATION

Meixin Institutional Food Development Company Limited

On September 7, 2022, the Company acquired 80% shares of Meixin. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$7,824
Trade receivables	10,646
Inventory	14,225
Plant and equipment, net	872,939
Intangible assets – customer relations	169,156
Other payables and accrued liabilities	(581,959)
Net assets value	492,831
Net assets acquired @ 80%	394,265
Goodwill	3,905,735
Purchases price	$4,300,000

Xin Feng Construction Co., Ltd.

On November 30, 2022, the Company terminated the VIE agreements with and settled all debt claims as to XFC. The fair values of assets and liabilities of XFC were as follows:

Cash and bank balance	$46,564
Trade receivables	378,798
Inventory	144,968
Prepaid expenses and other current assets	2,000,452
Plant and equipment, net	38,402
Bank borrowing	(19,054)
Other payables and accrued liabilities	(19,839)
Income tax payable	(32,274)
Goodwill	332,040
Net assets acquired	$2,870,057
Consideration received	(300,082)
Loss on disposal of subsidiary	$2,569,975

Note 22     SUBSEQUENT EVENT

Purchases of Real Estate

On September 8, 2022, Nocera, Inc. (“Nocera” or the “Company”) entered into a real estate purchase agreement (the “Agreement”) with an unaffiliated third party (the “Seller”) pursuant to which the Company agreed to purchase 229 contiguous acres of land located in Montgomery County, Alabama. The Company paid an earnest deposit of $10,000 on the land with the balance of $865,000 payable at closing. The Company is in the process of obtaining financing from local banking institutions expected to finance approximately 85% of the remaining purchase price.

On February 16, 2023, the Land Acquisition was completed. The Company paid $875,000 to the Seller, which was funded through available cash in the amount of $225,000 and loan proceeds in the amount of $650,000 from the unaffiliated Taiwan financial company, of which bears interest at a rate of 6% per annum payable every month for a term of two years (the “Loan”). The Company, through Nocera Taiwan Branch, an unincorporated division of the Company, pledged a certificate of deposit in the amount of $500,000 as security for the Loan.

