Form 10-Q
period 2023-03-31
NOCERA, INC.
filed 2023-05-15
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Yes ☐ No ☒

There were 9,693,587 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 11, 2023.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to a variety of factors and risks, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$1,460,504	$2,906,074
Accounts receivable, net	206,784	209,777
Inventories, net	91,329	91,781
Advance to suppliers	1,732	1,732
Prepaid expenses and other assets, net	7,419	27,470
Financial assets at fair value through profit or loss	200,951	–
Total current assets	1,968,719	3,236,834
Deferred tax assets, net	22,934	22,703
Property and equipment, net	1,686,444	844,613
Intangible assets - customer relations	126,358	130,434
Goodwill	3,905,735	3,905,735
Other non-current asset	4,770	–
Total assets	7,714,960	8,140,319
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	2,482	2,631
Other payables and accrued liabilities	33,352	38,388
Advance receipts	10,700	42,880
Due to related parties	19,249	18,919
Warrant liability	1,179,768	1,179,768
Long-term secured other borrowing – current portion	217,105	214,913
Dividend payable	22,312	22,312
Income tax payable	1,932	1,920
Bank borrowing	–	–
Total current liabilities	1,486,900	1,521,731
Deferred tax liabilities, net	–	–
Long-term secured other borrowing	400,459	436,341
Total liabilities	1,887,359	1,958,072
Commitments and contingencies	–	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 9,693,587 shares and 9,243,587 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively) (1)	9,693	9,243
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	80	80
Additional paid-in capital (1)	21,108,323	20,484,518
Statutory and other reserves	191,219	191,219
(Accumulated losses) retained earnings	(15,735,109)	(14,747,461)
Accumulated other comprehensive loss	127,221	103,594
Total Nocera, Inc.’s stockholders’ equity	5,701,427	6,041,193
Non-controlling interests	126,174	141,054
Total equity	5,827,601	6,182,247
Total liabilities and equity	$7,714,960	$8,140,319

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2023	2022
	$	$
Net sales	3,837,863	2,919,045
Cost of sales	(3,769,207)	(2,863,803)
Gross profit	68,656	55,242

Operating expenses
General and administrative expenses	(1,059,337)	(860,953)
Total operating expenses	(1,059,337)	(860,953)

(Loss) Income from operations	(990,681)	(805,711)

Other expense	(11,508)	–
(Loss) Income before income taxes	(1,002,189)	(805,711)

Income tax expense	–	(9)
Net (loss) income	(1,002,189)	(805,720)

Less: Net loss attributable to non-controlling interests	(14,541)	–
Net (loss) income attributable to the company	(987,648)	(805,720)

Comprehensive Income
Net (loss) income	(1,002,189)	(805,720)
Foreign currency translation (loss) gain	(23,288)	(129,231)
Total comprehensive (loss) income	(1,025,477)	(934,951)

Less: comprehensive loss attributable to non-controlling interest	(14,880)	–
Comprehensive (loss) income attributable to the Company	(1,010,597)	(934,951)

(Loss) Income per share
Basic	(0.1063)	(0.1132)
Diluted	(0.1063)	(0.1132)

Weighted average number of common shares outstanding
Basic	9,293,587	7,118,587
Diluted	9,293,587	7,118,587

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net (loss) income	(1,002,189)	(805,720)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	44,728	787
Deferred income tax	(231)	–
Amortization of intangible assets	4,076	–
Consultancy services settled by equities	521,100	503,000
Share-based compensation	103,155	103,155
Changes in operating assets and liabilities:
Accounts receivable, net	5,098	181,547
Inventories	1,343	(81,931)
Advance to suppliers	–	25,892
Prepaid expenses and other assets, net	82	149,262
Operating lease right-of-use asset	–	–
Goodwill	–	–
Other non-current assets	(4,865)	23,414
Notes payable	–	(93,194)
Accounts payable	(149)	(34,887)
Other payables and accrued liabilities	(4,368)	(98,670)
Income tax payable	30	(281,200)
Advance Receipts	(32,180)	313,423
Amount due from a related party	–	(458,145)
Net cash used in operating activities	(364,370)	(553,267)

Cash flows from investing activities:
Purchase of property and equipment	(857,870)	–
Purchase of financial assets at FVTPL	(200,951)	–
Net cash used in investing activities	(1,058,821)	–

Cash flows from financing activities:
Repayment of short-term bank loan	(41,137)	(3,453)
Net cash used in financing activities	(41,137)	(3,453)

Effect of exchange rate changes on cash and cash equivalents	18,758	74,488
Net increase in cash and cash equivalents	(1,445,570)	(482,232)
Cash and cash equivalents at beginning of period	2,906,074	2,444,009
Cash and cash equivalents at end of period	1,460,504	1,961,777

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

 See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2022	7,071,920	7,072	80,000	80	14,476,240	191,219	(9,918,553)	13,906	4,769,964	–	4,769,964
Consultancy services settled by equities	66,667	66	–	–	502,934	–	–	–	503,000	–	503,000
Foreign currency translation adjustments	–	–	–	–	–	–	–	129,231	129,231	–	129,231
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Net loss	–	–	–	–	–	–	(805,720)	–	(805,720)	–	(805,720)
Balance, March 31, 2022	7,138,587	7,138	80,000	80	15,082,329	191,219	(10,724,273)	143,137	4,699,630	–	4,699,630

Balance, January 1, 2023	9,243,587	9,243	80,000	80	20,484,518	191,219	(14,747,461)	103,594	6,041,193	141,054	6,182,247
Foreign currency translation Adjustments	–	–	–	–	–	–	–	23,627	23,627	(339)	23,288
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Consultancy services settled by equities	450,000	450	–	–	520,650	–	–	–	521,100	–	521,100
Net loss	–	–	–	–	–	–	(987,648)	–	(987,648)	(14,541)	(1,002,189)
Balance, March 31, 2023	9,693,587	9,693	80,000	80	21,108,323	191,219	(15,735,109)	127,221	5,701,427	126,174	5,827,601

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1      PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of Nocera, Inc. (“Nocera” or the “Company”) and its subsidiaries, Grand Smooth Inc. Limited (“GSI”) and Guizhou Grand Smooth Technology Ltd. (“GZ GST” or “WFOE”), and Meixin Institutional Food Development Co., Ltd. (“Meixin”) that is controlled through contractual arrangements. The Company, GSI, GZ GST and Mexin are collectively referred to as the “Company”

Nocera was incorporated in the State of Nevada on February 1, 2002 and is based in New Taipei City, Taiwan (R.O.C.). It did not engage in any operations and was dormant from its inception until its reverse merger with GSI on December 31, 2018.

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

Note 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of March 31, 2023, its consolidated results of operations for the three months ended March 31, 2023, cash flows for the three months ended March 31, 2023 and change in equity for the three months ended March 31, 2023, as applicable, have been made. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022 or any future periods.

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

There were three customers who represent 97% of the Company’s total revenue for the three months ended March 31, 2022. There were four customers who represent 95% of the Company’s total revenue for the three months ended March 31, 2023.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Percentage of the Company’s accounts receivable
Customer A	52.05%	50.83%
Customer B	19.09%	14.73%
Customer C	13.56%	31.82%
Customer D	10.29%	–
	94.99%	97.38%

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

Note 3     ACCOUNTS RECEIVABLE, NET

As of March 31, 2023 and December 31, 2022, accounts receivable consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Accounts receivable	206,784	209,777
Less: Allowance for doubtful accounts	–	–
Total	206,784	209,777

For the three months ended March 31, 2023 and for the year ended December 31, 2022, the Company has recorded provision for doubtful accounts of nil.

Note 4      INVENTORIES

As of March 31, 2023 and December 31, 2022, inventories consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Raw materials	91,329	91,781
Work in process	–	–
Total	91,329	91,781

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Other receivables from third party	7,419	27,470
Prepaid expenses and other assets, net	7,419	27,470

Note 6      PROPERTY AND EQUIPMENT, NET

As of March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Land	877,870	–
Equipment	912,839	903,867
Less: Accumulated depreciation	(104,265)	(59,254)
Property and equipment, net	1,686,444	844,613

On November 18, 2022, the Company paid US$20,000 for deposit to purchase 229 contiguous acres of land located in Montgomery County, Alabama to build RASs on that land for fish farming. On February 16, 2023, the Company paid US$857,870 and the land acquisition was completed.

Depreciation expenses for the three months ended March 31, 2023 and 2022 were $44,728 and $787, respectively.

Note 7      FINANCIAL ASSETS AT FAIR VALUE THROUGH PROFIT OR LOSS

The fair value of each investment in equity instrument to be measured at fair value through profit or loss is as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Financial assets mandatorily measured at fair value through profit or loss	$	$
		-
Funds	200,951	–
Total	200,951	–

Current	–	–
Non-Current	200,951	–
Total	200,951	–

Net gain of $1 was recognized under changes in fair value of financial assets at fair value through profit or loss in the consolidated statement of profit or loss for the period ended March 31, 2023.

As of March 31, 2023, no financial assets at fair value through profit or loss were pledged with banks as collaterals.

Note 8     GOODWILL

As of March 31, 2023 and December 31, 2022, goodwill consisted of the following:

Goodwill

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Goodwill - Meixin	3,905,735	3,905,735
Less: Accumulated amortization	–	–
Goodwill, net	3,905,735	3,905,735

Customer relations

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
	$	$
Acquisitions	135,325	135,325
Translation/ Adjustments	–	–
Less: Accumulated amortization	(8,967)	(4,891)
Less: Impairment	–	–
Customer relations, net	126,358	130,434

Note 9       OTHER BORROWINGS

Others loans consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)

Secured loan from Chailease Finance Co., Ltd wholly repayable within 1 year	$217,105	$214,913
Total secured loan wholly repayable within 1 year	217,105	214,913

Secured loan from Chailease Finance Co., Ltd wholly repayable more than 1 year	400,459	436,341
Total	$617,564	$651,254

As of December 31, 2022, the outstanding loan from Chailease Finance Co., Ltd of $651,254 (or TWD 20,000,000) with annual interest rate of 6% was secured by pledging the timely deposit in Sunny Bank (Xizhi Branch) of $500,000, and denominated in TWD for a term of 24 months. This facility of credit limit of TWD 20,000,000 was obtained on December 19, 2022 and will be expired on December 16, 2024.

Note 10     WARRANTS

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

In connection with the Public Offering and pursuant to a registration statement on Form S-1, amended (File No. 333-264059), originally filed with the SEC on April 1, 2022, and declared effective by the SEC on August 10, 2022 (the “Registration Statement”), the public offering price of each Unit was $3.50, and each unit consisting of one share of common stock and a warrant to purchase two shares of common stock from the date of issuance until the fifth anniversary of the date of issuance. The Shares and the Warrants comprising the Units were immediately separable and issued separately in the Offering, which closed on August 15, 2022.

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

On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the shares of common stock issuable upon the conversion of Class C warrant decreased from 80,000 shares to 53,334 shares for $3.75 per share and Class D warrant decreased from 80,000 shares to 53,334 shares for $7.50 per share.

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Balance at the beginning of period	1,179,768	312,320
Warrants issued to investors	–	754,303
Warrants redeemed	–	113,145
Fair value change of warrants included in earnings	–	–
Total	1,179,768	1,179,768

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	2,418,000	2.12	4.73
Exercisable at January 1, 2023	2,418,000	2.12	4.73
Granted	–	–	–
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at March 31, 2023	2,418,000	2.12	4.73
Exercisable at March 31, 2023	2,418,000	2.12	4.73

Note 11      LEASES

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

The components of lease expense for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Statement of Income Location	Three months ended March 31, 2023	Three months ended March 31, 2022
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	9,886	11,788
Total net lease costs		9,886	11,788

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2021 and March 31, 2022 are US$ nil.

Note 12     OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
VAT payable	–	–
Salary payable	870	861
Others	32,482	37,527
Total	33,352	38,388

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

The reverse merger was completed on December 31, 2018 and the tax losses of the US subsidiary was not in the scope as of December 31, 2018. As of December 31, 2019, net operating loss carried forward which was available to offset future taxable income for the Company in the United States was $99,817. There was a full valuation allowance applied against these loss carry forward as management determined it was not more likely than not that these net operating losses would be utilized in the foreseeable future.

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

The components of the income tax (benefit) expense are:

	Three months ended March 31,
	2023	2022
	(Unaudited)
	$	$
Current	–	23,808
Deferred	–	–
Total income tax expense	–	23,808

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate (2022: at PRC statutory rate) applicable to income tax expense is as follows:

	Three months ended March 31,
	2023		2022
	(Unaudited)
Taiwan (2021-PRC) income tax statutory rate	20.00%		20.00%
Tax effect of non-deductible expenses	(1.54%	)	(15.85%	)
Tax effect of stock-based compensation	(10.29%	)	–
Tax effect of non-taxable income	–		–
Impact of different tax rates in other jurisdictions	(0.05%	)	1.20%
Others	–		1.00%
Changes in valuation allowance	(8.11%	)	(5.35%	)
Effective tax rate	–		1.00%

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Deferred tax assets
Tax loss carried forward	23,391	23,391
Allowance for doubtful receivables	–	–
Total deferred tax assets	–	–
Valuation allowance	–	–
Total deferred tax assets, net	23,391	23,391

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Deferred tax liabilities
Property and equipment, difference in depreciation	–	–

Deferred tax liabilities, net	–	–

The valuation allowance as of March 31, 2023 and December 31, 2022 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Balance at beginning of the period or year, as applicable	95,844	95,844
Additions of valuation allowance	–	–
Reductions of valuation allowance	–	–
Balance at the end of the period or year, as applicable	95,844	95,844

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

Note 14      RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Mr. Yin-Chieh Cheng (1)	11,568	11,238
Mountain Share Transfer, LLC (2)	7,681	7,681
Total	19,249	18,919

Sales

The balance of sales with a related party was as following:

	Related Party Categories	March 31, 2023	March 31, 2022
		(Unaudited)	(Audited)
		$	$
Grand Smooth Corporation Limited (3)	Same director	5,352	–
Total		5,352	–

The sales prices and payment terms to related parties were not significantly different from those of sales to third parties. For other related party transactions, price and terms were determined in accordance with mutual agreements.

Note:

(1)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) is the chairman the Company, and he holds 36.4% shares of the Company. The balance due to Mr. Cheng as of March 31, 2022 mainly represented the amount paid by Mr. Cheng on behalf of the Company.

(2)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, a stockholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(3)

Grand Smooth Corporation Limited's chairman is Mr. Yin-Chieh Cheng ("Mr. Cheng") same with Company. Grand Smooth Corporation Limited will purchase goods from Company and re-sell it. All the terms were not significantly different from those of sales to third parties.

Note 15     COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each. On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the Company’s common stock issued and outstanding decreased from 10,707,150 shares to 7,138,587 shares. All shares and associated amounts have been retroactively restated to reflect the stock split on August 11, 2022. As of March 31, 2023 and December 31, 2022, issued common stock were 9,693,587 shares and 9,243,587, respectively.

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

On March 22, 2023, the Company issued 450,000 shares of common stock to Hanover International, Inc. respectively in consideration for services rendered.

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

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)

Dividend yield	N/A	N/A
Risk-free interest rate	1.16%	1.16%
Expected term (in years)	4.31	4.31
Volatility	48.15%	48.15%

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

For the three months ended March 31, 2023 and year ended December 31, 2022, $103,155 and $413,453 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

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

Note 18      (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share for the quarters ended March 31, 2023 and 2022.

	For three months ended March 31,
	2023	2022
	(Unaudited)
	$	$
Numerator:
Net (loss) income attributable to the Company	(987,648)	(805,720)

Denominator:
Weighted-average shares outstanding
- Basic	9,293,587	7,118,587
- Diluted	9,293,587	7,118,587

(Loss) income per share:
- Basic	(0.1063)	(0.1132)
- Diluted	(0.1063)	(0.1132)

Note 19      SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and there are no subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In addition, our unaudited consolidated financial statements and the financial data included in this Quarterly Report on Form 10-Q reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed under the section captioned “Cautionary Statement Regarding Forward-Looking Statements” herein and the section captioned “Risk Factors” as well as any other cautionary language contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

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

Effective December 31, 2020, we entered into a series of contractual agreements with Xin Feng Construction Co., Ltd., a funded limited liability company registered in Taiwan (R.O.C.), whereby we agreed to provide technical consulting and related services to XFC. On November 30, 2022, we entered into a Purchase of Business Agreement with Han-Chieh Shih, in which we sold our controlling interest of XFC, to the Purchaser for a total purchase cash price of $300,000. The closing of the XFC Sale occurred on November 30, 2022 and the XFC VIE agreements were terminated in connection with the XFC Sale. As of the filing date of this Quarterly Report on Form 10-Q, we have no intention of providing services to construct indoor RASs and solar sharing fish farms in Taiwan.

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

We also intend to expand fish farming demo sites in Taiwan by the end of 2023, and build the catfish farm in the US by the end of 2024 to promote our fish farming systems to the global market. As of February 16, 2023, we completed the acquisition of 229 acres of land in Montgomery County, Alabama, of which we intend to build RASs on that land for fish farming.

Business Developments

The following highlights recent material developments in our business:

●	On September 8, 2022, we entered into a Real Estate Purchase Agreement with an unaffiliated third party pursuant to which we agreed to purchase 229 contiguous acres of land located in Montgomery County, Alabama (the “Land Acquisition”). We paid an earnest deposit of $20,000 on the land with the balance of $857,870 payable at closing. We borrowed $650,000 to fund the purchase price. The Land Acquisition closed on February 16, 2023. We intend to build RASs on the land for fish farming. The property includes a house, a manufactured home and a building site with sewer and power which we intend to develop into an office and dormitory for our future employees.

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

Effects of the COVID-19 Pandemic

The current outbreak of COVID-19 has globally resulted in the loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings. The spread of COVID-19 has begun to cause some business disruption resulting in reduced net revenue in December 2019. There continues to be considerable uncertainty around the duration of the pandemic and its resultant economic effects. Therefore, we expect this matter to negatively impact our operating results.

The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

●	new information which may emerge concerning the severity of the disease;

●	the duration and spread of the outbreak;

●	the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures;

●	regulatory actions taken in response to the pandemic, which may impact merchant operations, consumer and merchant pricing, and our product offerings;

●	other business disruptions that affect our workforce;

●	the impact on capital and financial markets; and

●	actions taken throughout the world, including in markets in which we operate, to contain the COVID-19 outbreak or treat its impact.

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

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to GAAP.

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

Financial Assets

The classification of financial assets depends on the nature and purpose of the financial assets and is determined at the time of initial recognition. Regular way purchases or sales of financial assets are recognized and derecognized on a trade date or settlement date basis for which financial assets were classified in the same way, respectively. Regular way purchases or sales are purchases or sales of financial assets that require delivery of assets within the time frame established by regulation or convention in the marketplace.

a)            Category of financial assets and measurement

Financial assets are classified into the following categories: financial assets at FVTPL, investments in debt instruments and equity instruments at FVTOCI, and financial assets at amortized cost.

1)	Financial asset at FVTPL

For certain financial assets which include debt instruments that do not meet the criteria of amortized cost or FVTOCI, it is mandatorily required to measure them at FVTPL. Any gain or loss arising from remeasurement is recognized in profit or loss. The net gain or loss recognized in profit or loss incorporates any interest earned on the financial asset.

2)	Investments in debt instruments at FVTOCI

Debt instruments with contractual terms specifying that cash flows are solely payments of principal and interest on the principal amount outstanding, together with objective of collecting contractual cash flows and selling the financial assets, are measured at FVTOCI.

Interest income calculated using the effective interest method, foreign exchange gains and losses and impairment gains or losses on investments in debt instruments at FVTOCI are recognized in profit or loss. Other changes in the carrying amount of these debt instruments are recognized in other comprehensive income and will be reclassified to profit or loss when these debt instruments are disposed.

3)	Investments in equity instruments at FVTOCI

On initial recognition, the Company may irrevocably designate investments in equity investments that is not held for trading as at FVTOCI.

Investments in equity instruments at FVTOCI are subsequently measured at fair value with gains and losses arising from changes in fair value recognized in other comprehensive income and accumulated in other equity.

Dividends on these investments in equity instruments at FVTOCI are recognized in profit or loss when the Company’s right to receive the dividends is established, unless the Company’s rights clearly represent a recovery of part of the cost of the investment.

4)	Measured at amortized cost

Cash and cash equivalents, commercial paper, debt instrument investments, notes and accounts receivable (including related parties), other receivables, refundable deposits and temporary payments (including those classified under other current assets and other noncurrent assets) are measured at amortized cost.

Debt instruments with contractual terms specifying that cash flows are solely payments of principal and interest on the principal amount outstanding, together with objective of holding financial assets in order to collect contractual cash flows, are measured at amortized cost.

Subsequent to initial recognition, financial assets measured at amortized cost are measured at amortized cost, which equals to carrying amount determined by the effective interest method less any impairment loss.

b)           Impairment of financial assets

At the end of each reporting period, a loss allowance for expected credit loss is recognized for financial assets at amortized cost (including accounts receivable) and for investments in debt instruments that are measured at FVTOCI.

The loss allowance for accounts receivable is measured at an amount equal to lifetime expected credit losses. For financial assets at amortized cost and investments in debt instruments that are measured at FVTOCI, when the credit risk on the financial instrument has not increased significantly since initial recognition, a loss allowance is recognized at an amount equal to expected credit loss resulting from possible default events of a financial instrument within 12 months after the reporting date. If, on the other hand, there has been a significant increase in credit risk since initial recognition, a loss allowance is recognized at an amount equal to expected credit loss resulting from all possible default events over the expected life of a financial instrument.

The Company recognizes an impairment loss in profit or loss for all financial instruments with a corresponding adjustment to their carrying amount through a loss allowance account, except for investments in debt instruments that are measured at FVTOCI, for which the loss allowance is recognized in other comprehensive income and does not reduce the carrying amount of the financial asset.

c)            Derecognition of financial assets

The Company derecognizes a financial asset only when the contractual rights to the cash flows from the financial asset expire, or when it transfers the financial asset and substantially all the risks and rewards of ownership of the financial asset to another entity.

On derecognition of a financial asset at amortized cost in its entirety, the difference between the asset’s carrying amount and the sum of the consideration received and receivable is recognized in profit or loss. On derecognition of an investment in a debt instrument at FVTOCI, the difference between the asset’s carrying amount and the sum of the consideration received and receivable and the cumulative gain or loss that had been recognized in other comprehensive income is recognized in profit or loss. However, on derecognition of an investment in an equity instrument at FVTOCI, the cumulative gain or loss that had been recognized in other comprehensive income is transferred directly to retained earnings, without recycling through profit or loss.

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

ASC Topic 820 specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value. Unobservable inputs are valuation technique inputs that reflect our own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of March 31, 2023 and 2022 were $1,460,504 and $1,916,777, respectively.

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

Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, which are shown as follows.

Useful life
Leasehold improvements	Shorter of the remaining lease terms and estimated useful lives
Land	Indefinite, as per land titles
Furniture and fixture	5 years
Equipment	3 years
Machinery	5 years
Vehicle	5 years

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

Variable Interest Entity

A variable interest entity (“VIE”) is an entity (investee) in which the investor has obtained a controlling interest even if it has less than a majority of voting rights, according to the Financial Accounting Standards Board (FASB). A VIE is subject to consolidation if a VIE meets one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation:

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of our unaudited condensed consolidated financial position as of March 31, 2023, consolidated results of operations for the period ended March 31, 2023, cash flows for the year period ended March 31, 2023 and change in equity for the period ended March 31, 2023, as applicable, have been made.

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

Revenue Recognition

We have early adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified ASC 606 on January 1, 2017.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, we apply the following steps:

●	Step 1: Identify the contract(s) with a customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligation in the contract

●	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

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

Uncertain Tax Positions

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. We record interest and penalties on uncertain tax provisions as income tax expense. There were no uncertain tax positions as of March 31, 2023 and 2022, and we have no accrued interest or penalties related to uncertain tax positions. We do not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of the our net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

Our reporting currency is the United States dollar (“US$”). The functional currency of our VIE in Taiwan is the New Taiwan dollar (“NT”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”). The functional currency of PRC companies is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of our subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates for US$ to RMB as of March 31, 2023 and 2022 are 6.89259 and 6.345548, respectively. The annual average exchange rates for the year ended December 31, 2022 and 2021 are 6.974587 and 6.370129, respectively.

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

Results of Operations

The following table sets forth our unaudited consolidated statements of operations for the three months ended March 31, 2023 and 2022.

Consolidated Statements of Operations

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
	$	$
Net sales	3,837,863	2,919,045
Cost of sales	(3,769,207)	(2,863,803)
Gross profit	68,656	55,242

Operating expenses
General and administrative expenses	(1,059,337)	(860,953)
Total operating expenses	(1,059,337)	(860,953)

(Loss) income from operations	(990,681)	(805,711)

Other expense	(11,508)	–
(Loss) income before income taxes	(1,002,189)	(805,711)

Income tax expense	–	(9)
Net (loss) income	(1,002,189)	(805,720)

Less: Net loss attributable to non-controlling interests	(14,541)	–
Net (loss) income attributable to the Company	(987,648)	(805,720)

Comprehensive loss
Net (loss) income	(1,002,189)	(805,720)
Foreign currency translation (loss) gain	(23,288)	(129,231)
Total comprehensive (loss) income	(1,025,477)	(934,951)

Less: comprehensive loss attributable to non-controlling interest	(14,880)	–
Comprehensive (loss) income attributable to the Company	(1,010,597)	(934,951)

(Loss) income per share
Basic	(0.1063)	(0.1132)
Diluted	(0.1063)	(0.11382)

Weighted average number of common shares outstanding
Basic	9,293,587	7,118,587
Diluted	9,293,587	7,118,587

Revenue

Revenue for the three months ended March 31, 2023 was $3,837,863 compared to $2,919,045 for the comparable period in 2022. The increase was mainly because of the development of the sales of eels becoming more mature compared with 2022. There are significant increases in sales locations for the goods and demands of customers for the three months ended March 31, 2023.

Gross profit

Gross profit for the three months ended March 31, 2023 was $68,656, compared to $55,242 for the comparable period in 2022. The increase was primarily because there was a significant increase in demands of the sales and we hold with similar profit margin for three months ended March 31, 2023.

General and administrative expenses

General and administrative expenses were $1,059,337, for the three months ended March 31, 2023, compared to approximately $860,953 for the comparable period in 2022. This increase was primarily due to the increase of legal, accounting, and consulting fees for the three months ended March 31, 2023 in connection with securities filings and other related matters.

Other expense

Other expenses were $11,508, for the three months ended March 31, 2023, compared to $nil for the comparable period in 2022. The increase was mainly the effect of interest expense recognized for the three months ended March 31, 2023.

Income tax expense

During the three months ended March 31, 2023, we recorded an income tax expense of $nil compared to income tax expense of $9 for the comparable period in 2022. The decrease of income tax expense is because we evaluated the income tax impact from XFC for the period ended March 31, 2022.

Net income attributable

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the three months ended March 31, 2023 was $987,648 compared to net loss attributable to us (excluding net loss attributable to non-controlling interest) of $805,720 for the comparable period in 2022 The increase of loss was because we recognized the foreign currency translation loss.

Liquidity and Capital Resources

We had net cash provided by operating activities for the period ended March 31, 2023 and the cash balance was $1,460,504 as of March 31, 2023. We believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements. We continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Management is focused on growing our existing product offering, as well as our customer base, to increase our revenues. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, however, management believes that our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

To date, we have funded our operations through revenues, loans from our officers, and the issuance of equity securities. We obtained a financial support letter from Mr. Yin-Chieh Cheng, the Chief Executive Officer, also the Chairman of the Board and our principal stockholder.

Since the net asset balance as of March 31, 2023 was $5,827,601, there is no substantial doubt as to our ability to continue as a going concern.

Financings

On August 15, 2022, we consummated a public offering of 1,880,000 units (the “Units”) for $3.50 per Unit pursuant to an effective registration statement on Form S-1, as amended (File No. 333-264059). Each Unit consisted of one share of common stock, par value $0.001 per share, and one warrant to purchase two shares of common stock (the “Warrants”) from the date of issuance until the fifth anniversary of the issuance date for $3.85 per share of common stock, subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the common stock. The shares of common stock and the Warrants comprising the Units were immediately separable and issued separately in the Public Offering. The exercise price of the Warrants will be decreased to the reset price, which means the greater of (i) 50% of the exercise price and (ii) 100% of the last volume weighted average price immediately preceding the 90th calendar day following the initial exercise date if, on the date that is 90 calendar days immediately following the initial exercise date, the exercise price is less than the reset price. We have not applied nor intend to apply to have the warrants listed on any exchange. The Public Offering closed on August 15, 2022, and we received total gross proceeds of $6.58 million. After deducting the underwriting commissions, discounts, and offering expenses, we received net proceeds of approximately $5.3 million.

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

The following table provides detailed information about our net cash flows for the periods indicated:

	For the quarters ended March 31,
	2023	2022
	(Unaudited)
	$	$
Net cash used in operating activities	(364,370)	(553,267)
Net cash used in investing activities	(1,058,821)	–
Net cash provided by (used in) financing activities	(41,137)	(3,453)
Effect of the exchange rate change on cash	18,758	74,488
Decrease in cash	(1,445,570)	(482,232)

Net cash used in by operating activities

Net cash used in operating activities amounted to $364,370 for the three months ended March 31, 2023. This reflected a net loss of $ 1,002,189, depreciation of $44,728 and share-based compensation of $103,155.

Net cash used in operating activities amounted to $553,367 for the three months ended March 31, 2022. This reflected the effect of changes in operating assets and liabilities including decreases of accounts receivable in the amount of $181,547 and increase of accounts due from a related party of $458,145.

Net cash used in investing activities

Net cash used in investing activities was $1,058,821 for the year ended December 31, 2023, which were primarily attributable to the purchase of land and investment funds.

Net cash used by financing activities

Net cash used by financing activities amounted to $41,137 for the three months ended March 31, 2023, which was repayment of bank loans.

Net cash used by financing activities amounted to $3,353 for the three months ended March 31, 2022, which was a repayment of bank loans and provided by the issuance of our common stock.

Since we plan to build our land-based fish farming demo sites in the U.S., Taiwan, Brazil, Japan and Thailand to promote our fish farming systems to the global market, we expect that we will require additional capital, which includes construction costs, marketing costs, operation costs, etc., to meet our long-term operating requirements. We expect to obtain financing from shareholders or raise additional capital through, among other things, the sale of equity or debt securities. The shareholders are committed to provide additional financing required when we try to raise additional capital from third party investors or banks. However, there can be no assurance that we will be successful in raising this additional capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

The following material weaknesses in our disclosure controls and procedures at March 31, 2023 were:

●	we did not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002;

●	there is insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

●	inadequate segregation of duties.

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

We expect to remediate these material weaknesses in the second quarter of 2023. However, we may discover additional material weaknesses that may require additional time and resources to remediate. Our remediation process includes, but not limited to:

●	Investing in information technology systems to enhance our operational and financial reporting and internal controls.

●	Enhancing the organizational structure to support financial reporting processes and internal controls.

●	Providing guidance, education and training to employees relating to our accounting policies and procedures.

●	Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates.

●	Establishing effective general controls over information technology systems to ensure that information produced can be relied upon by process level controls is relevant and reliable.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2023 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 10, 2023, Yin-Chieh Cheng, our President and Chief Executive Officer, purchased 45,000 shares of our common stock on the open market for an average price of $1.00 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Holding Foreign Companies Accountable Act

On December 2, 2021, the SEC adopted final amendments implementing the disclosure and submission requirements under the Holding Foreign Companies Accountable Act (the “HFCAA”), pursuant to which the Securities and Exchange Commission (“SEC”) will identify a “Commission-Identified Issuer” if an issuer has filed an annual report containing an audit report issued by a registered public accounting firm that the Public Company Accounting Oversight Board (the “PCAOB”) has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, and will then impose a trading prohibition on an issuer after it is identified as and remains a Commission-Identified Issuer for three consecutive years. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by one or more authorities in such jurisdictions. Since our auditor is located in Hong Kong, our auditor is included on a list of audit firms the PCAOB determined it is unable to inspect or investigate completely because of a position taken by one or more authorities in Hong Kong, and is therefore subject to the PCAOB’s determination. In May 2022, we were added to the SEC’s conclusive lists of issuers identified under the HFCAA, or a Commission-Identified Issuer. Therefore, we will be delisted and our securities will be prohibited from being traded “over-the-counter” if we remain identified as a Commission-Identified Issuer for three consecutive years. If our securities are unable to be listed on another securities exchange by then, such a delisting or prohibition of trading would have a negative impact on the price of our securities. The Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), passed by the U.S. Senate and if enacted, would require Commission-Identified Issuers to comply with the PCAOB audits within two consecutive years instead of three consecutive years. In light of the PRC government’s recent expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

___________________________

*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Date: May 15, 2023	By:	/s/ Yin-Chieh Cheng
	Name:	Yin-Chieh Cheng
	Title:	President and Chief Executive Officer

Date: May 15, 2023	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer

