Form 10-K/A
period 2022-12-31
NOCERA, INC.
filed 2023-07-10
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

There were 10,019,295 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 7, 2023.

NOCERA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2022

i

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Nocera, Inc. (the “Company”) for the year ended December 31, 2022 (the “Original Form 10-K”) is to amend the following items of the Original Form 10-K; (i) Revenue and Inventories of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (ii) Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections, (iii) Item 14. Principal Accounting Fees and Services, Critical Audit Matter Description and How the Critical Audit Matter was Addressed in the Audit of Audit Report, Variable Interest Entity of Note 3 Summary of Significant Accounting Policy; and (iv) Note 21 Business Combination to the Financial Statements for the fiscal year ended December 31, 2022. In connection with the filing of this Amendment, the Company is also including with this Amendment certain currently dated certifications.

We are also refiling exhibits 31.1, 31.2, 32.1 and 32.2 under Item 16. Exhibits.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

ii

PART II

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2022 and 2021 were $2,906,074 and $2,103,677, respectively.

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

Upon sale or disposal, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal are charged or credited to income.

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

Recently Issued Accounting Standards

See Note 3 to the Consolidated Financial Statements included herewith.

Results of Operations

On November 30, 2022, the Company and Han-Chieh Shih (the “Purchaser”) entered into certain share purchase agreement (the “Disposition SPA”). Pursuant to the Disposition SPA, the Purchaser agreed to purchase 100% of the issued and outstanding shares of Xin Feng Construction Co., Ltd., a Taiwan limited liability company (“XFC”), which is controlled by the Company through a series of contractual agreements (the “VIE Agreements”), in exchange for cash consideration of $300,000 (the “Purchase Price”). Upon the closing of the transaction (the “Disposition”) contemplated by the Disposition SPA, the Purchaser will become the majority shareholder of XFC and as a result, assume all assets and liabilities of XFC. The transaction contemplated by the Purchase Agreement is hereby referred as the Disposal.

On March 29, 2022, management was authorized to approve and commit to a plan to sell XFC. On November 30, 2022, the parties completed all the share transfer registration procedure as required by the laws of Taiwan and all the other closing conditions have been satisfied. The Disposition closed on November 30, 2022.

In accordance with ASC 205-20, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. The disposition of XFC met the criteria in paragraph 205-20-45-1E and was reported as a discontinued operation.

The following table sets forth our consolidated statements of operations for the years ended December 31, 2022 and 2021.

Consolidated Statements of Operations

	For the years ended December 31,
	2022	2021
Net Sales	$14,102,138	$3,844,222
Cost of sales	(13,846,172)	(3,770,412)
Gross profit	255,966	73,810

Operating expenses
General and administrative expenses	(2,772,102)	(10,205,821)
Total operating expenses	(2,772,102)	(10,205,821)

Other income (expense)	417,999	309
Net loss from continuing operations before income taxes	(2,098,137)	(10,131,702)

Income tax (expense) benefit	23,808	(9,421)
Net loss from continuing operations	(2,074,329)	(10,141,123)

Net loss (income) from discontinued operations
Loss on disposal	(2,569,975)	–
(Loss) income from discontinued operations	(92,285)	522,044
	(2,662,260)
Net loss	$(4,736,589)	$(9,619,079)

Comparison of Results of Operations for the years ended December 31, 2022 and December 31, 2021

Revenue

The revenue of the company for the year ended December 31, 2022 was approximately $14.1 million compared to approximately $3.84 million for the comparable period in 2021. The revenue for the year ended December 31, 2022 was mostly generated from Meixin catering business and the fish trading business from NTB with the revenue of $1.6 million and $12.4 million respectively. The revenue for the year ended December 31, 2021 was generated from XFC delivery of construction services to its customers. As of December 31, 2021, JC Development Co., Ltd. (“JCD”) and us have mutually agreed to terminate of the Regional Agency Cooperation Agreement dated as of September 2019, as amended by the Regional Agency Cooperation Supplementary Agreement dated as of May 31, 2020, by and between Grand Smooth Inc Ltd and JCD.

The disposition of XFC with $2.6 million loss can be attributed to various factors. In 2022, government measures and business decisions influenced construction services, resulting in project completions, cancellations, and budget reductions. This led to a decrease in cases and programs, which didn't meet our initial expectations for XFC's business development. Additionally, we strategically shifted our focus to fully develop a fish farm in Montgomery, Alabama, necessitating the sale of XFC. We determined the market value of the associated Class A building/construction license for the sale. These factors, including government measures, business decisions, and the strategic shift towards the fish farm, significantly contributed to the loss.

Gross profit

Gross profit for the year ended December 31, 2022 was approximately $0.25 million, compared to approximately $0.07 million for the comparable period in 2021. The decrease of gross profit margin was mainly because in 2022 we sold XFC and the revenue recognition decreased in November 2022.

General and administrative expenses

General and administrative expenses were $2.77 million, for the year ended December 31, 2022, compared to $10.1 million for the comparable period in 2021. The significant decrease was mainly because in 2021 we recognized significant share based compensation expenses to employees and consultants for professional services.

Other income (expense)

Other income of $417,999 for the year ended December 31, 2022, compared to other income were $309 for the comparable period in 2021. The income for the year ended December 31, 2022 was mainly due to the waiver of payables.

During the year ended December 31, 2022, we recorded an income tax benefit of $23,808 as compared to income tax expense of $9,421 for the comparable period in 2021.

Loss (income) from discontinued operations

In November 2022, we completed the termination of VIE agreements with XFC. The results of XFC, as a discontinued operation, for the years ended December 31, 2022 and 2021, are reported as components of net loss separate from the net loss of continuing operations. The details of composition of net loss from discontinued operations were as below.

	For the Years Ended December 31,
	2022	2021
Revenue (a)	$2,236,616	$6,101,103
Cost of revenues (b)	(2,225,487)	(5,230,321)
General and administrative expenses (c)	(105,226)	(213,863)
Other (expenses) income	1,812	(4,364)
Income tax expenses (e)	–	(130,511)
Net (loss) / profit income from discontinued operations	$(92,285)	$522,044

(a)	Revenues. During the year ended December 31, 2022 and 2021, we recognized revenues of $2.2 million and $6.1 million from continuing construction services. The decrease was primarily due to government changed measures and business decisions influenced construction services in 2022, resulting in project completions, cancellations, and budget reductions. This led to a decrease in cases and programs.

(b)	Cost of revenues. The cost of revenues is comprised of cost of materials and labor cost. The decrease in cost of revenues was deduction of the projects.

(c)	General and administrative expenses. General and administrative expenses was mainly comprised of employee salary and welfare expenses, office rental expenses, marketing expenses and travel expenses. The decrease of general and administrative expenses was mainly attributable to the size of the project reduced and deduction of the employee.

(d)	Impairment of goodwill. For the year ended December 31, 2022, we accrued impairment of goodwill of $332,040 arising from acquisition of XFC with we terminated VIE agreements.

(e)	Income tax expenses. For the year ended December 31, 2021, our discontinued operation incurred current income tax expenses of $130,511, because XFC generated taxable income during the period.

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

•	On April 1, 2021, we entered in a securities purchase agreement with certain investors for an aggregate of 80,000 shares of its preferred stock at a per share purchase price of $2.50. As part of the transaction, the investors received one Class C warrant and one Class D warrant for the subscription of each preferred share. Each Class C warrant consist of the right to purchase up one share of common stock to at an exercise price of $3.75 per share exercisable for 36 months from the date of issuance. Each Class D warrants consist of the right to purchase one share of our common stock at an exercise price of $7.50 per share exercisable for 36 months from the date of issuance. The subscription was completed on August 10, 2021

•	In August 2021, we issued 80,000 shares of preferred shares of $0.001 each at an issue price of $2.50 per share to certain investors credited as fully paid.

•	On September 27, 2021, we entered into securities purchase agreements with investors, pursuant to which we issued in a registered direct offering, an aggregate of 32,000 shares of our common stock at a per share purchase price of $3.75. In addition, the investors also received one Class C Warrant and one Class D Warrant for the subscription of each preferred share. On December 31, 2021, we consummated a private offering of 278,667 units at a purchase price of $7.50 per unit to 28 investors for gross proceeds of $2,090,000. Each unit consisted of one share of the Company’s common stock and an “equity kicker” of one share of our common stock, for a total of 557,334 shares of common stock.

•	On August 10, 2022, our Registration Statement relating to the Public Offering was declared effective by the SEC. The Public Offering consisted of 1,880,000 units at a public offering price of $3.50 per unit, with each unit consisting of (i) one (1) share of our common stock and (ii) a warrant to purchase two (2) shares of our common stock. We received total gross proceeds of $6.58 million from the Public Offering and after deducting the underwriting commissions, discounts and offering expenses, we received net proceeds of approximately $5.3 million. On August 11, 2022, the shares of our common stock began trading on The Nasdaq Stock Market LLC under the symbol “NCRA.” The Shares and the Warrants comprising the units were immediately separable and issued separately in the Public Offering, which closed on August 15, 2022. In connection with the Public Offering and pursuant to the underwriting agreement between the underwriters named therein and us, we granted the underwriters a 45-day option to purchase up to 282,000 additional shares of our common stock and warrants, equivalent to 15% of the units sold in the Public Offering, at the public offering price of $3.50 per unit, less underwriting discounts and commissions, to cover over-allotments, if any. On September 23, 2022, the underwriters exercised their option to purchase an additional 282,000 warrants from us for gross proceeds of $2,820. The warrants were issued to the underwriters on September 26, 2022.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the years ended December 31,
	2022	2021
Net cash provided by (used in) provided by operating activities	$(1,771,551)	$203,103
Net cash (used in) provided by investing activities	(4,030,834)	25,067
Net cash (used in) provided by financing activities	6,288,391	1,203,833
Effect of the exchange rate change on cash and cash equivalents	(23,941)	(11,525)
Increase in cash and cash equivalents	$462,065	$1,420,478

Net cash provided by (used in) operating activities

Net cash used in operating activities amounted to $1,771,551 for the year ended December 31, 2022. This reflected a net loss of $4,736,589, as adjusted for non-cash items primarily including loss on disposal of XFC of $2,569,975, depreciation of $66,907 and share-based compensation of $413,453, and offset by effect of changes in working capital including a decrease of $5,382 of inventories.

The decrease in our inventories by $1.2 million can primarily be attributed to the construction services provided by XFC. In accordance with industry practices, the construction in progress within the construction industry is categorized as inventories. Therefore, it is essential to differentiate the $6 million increase in sales from the $1.2 million decrease in inventories. The $6 million in sales predominantly originates from NTB fish trading business, officially commenced in November, 2021, and Meixin catering business which acquired in September, 2022 conducted by NTB, which officially commenced in November, 2021. It is worth noting that a portion of the $1.2 million decrease in inventories will be transferred into revenue once the construction projects are fully completed.

Net cash provided by operating activities amounted to $203,103 for the year ended December 31, 2021. This reflected a net loss of $9,619,079, as adjusted for non-cash items primarily including share-based compensation of $6,638,371, consultancy services settled by equities of $3,045,150 and offset by effect of changes in working capital including increase of accounts receivable in the amount of $693.

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

On April 21, 2022, the Company was conclusively identified by the SEC as a Commission-Identified Issuer pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”) because it filed its registration statement on Form S-1 (File No. 333-264059) containing audited financial statements for the fiscal years ended December 31, 2021 and 2020 with an audit report by Centurion ZD CPA &Co. (“Centurion”). Centurion is a Hong Kong-based public accounting firm previously deemed to be inaccessible for complete inspection by the PCAOB due to an authority's position in the foreign jurisdiction. However, in August 2022, the PCAOB took a significant step toward inspecting and investigating registered public accounting firms in mainland China and Hong Kong by signing a Statement of Protocol with the CSRC and the Ministry of Finance of the People's Republic of China. From September to November 2022, PCAOB staff conducted on-site inspections and investigations of Centurion.

In December 2022, the PCAOB announced that it had obtained complete access to inspect and investigate registered public accounting firms in mainland China and Hong Kong. It also confirmed that, until new determinations are issued by the PCAOB, no Commission-Identified Issuers, including the Company, are at risk of trading prohibition under the HFCAA.

We have no awareness or belief that any governmental entity in the foreign jurisdiction of incorporation or organization owns shares of our capital stock. Similarly, no official from the Chinese government or Hong Kong Special Administrative Region serves as a board member or officer within our Company or its operating subsidiaries. Our amended articles of incorporation do not contain any provisions known to include charter or charter provisions of the Chinese Communist Party. Based on the absence of a Schedule 13D or 13G filing by any such governmental entity, the lack of material contracts with foreign governmental parties, and the absence of foreign government representation on our Board, we have determined that no governmental entity in mainland China or Hong Kong has the power to direct or control our management, policies, or possess a controlling financial interest.

PART III

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

The principal accountant’s percentage of hours of engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed is 100% by full-time, permanent staff employees perform from Hong Kong accounting firm.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The following Financial Statements and Supplementary Data of Nocera, Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Balance Sheets at December 31, 2022 and 2021;

•	Statements of Operations for the years ended December 31, 2022 and 2021;

•	Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2022 and 2021;

•	Statements of Cash Flows for the years ended December 31, 2022 and 2021; and

•	Notes to Financial Statements.

2. Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
3.1	Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.2 to Form 10-K filed on March 23, 2022.
3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.6 to Form 10-K filed on March 23, 2022.
3.3	Certificate of Amendment of Articles of Incorporation of the Registrant	Filed as Exhibit 3.7 to Form 10-K filed on March 23, 2022.
3.4	Certificate of Change of the Registrant	Filed as Exhibit 3.3 to Form 10-12G filed on October 19, 2018.
3.5	Amended and Restated Bylaws of the Registrant	Filed as Exhibit 3.1 to Form 8-K filed on February 28, 2022.
3.6	Articles of Incorporation of GSI Acquisition Corp.	Filed as Exhibit 3.3 to Form 8-K12G3 filed on January 31, 2019.
3.7	Articles of Association of Grand Smooth Inc Limited	Filed as Exhibit 3.4 to Form 8-K12G3 filed on January 31, 2019.
3.8	Agreement and Plan of Merger, dated as of December 27, 2018, by and among the Registrant, Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 10.1 to Form 8-K filed on December 31, 2018.
3.9	Amended Agreement and Plan of Merger, dated as of December 27, 2018, and effective as of December 31, 2018, by and among the Registrant, Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
3.10	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited	Filed as Exhibit 3.5 to Form 8-K12G3 filed on January 31, 2019.
4.1	Description of Nocera, Inc.’s securities registered under section 12 of the Securities Exchange Act of 1934, as amended	Filed as Exhibit 4.1 to Form 10-K filed on March 23, 2022.
10.1†	2018 Nocera, Inc. Stock Option and Award Incentive Plan	Filed as Exhibit 10.2 to Form 8-K12G3 filed on January 31, 2019.
10.2	Share Exchange Agreement	Filed as Exhibit 10.1 to Form 8-K12G3 filed on January 31, 2019.
10.3†	Consulting Agreement dated as of December 27, 2018, between Nocera, Inc. and Yin-Chieh Cheng	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
10.4	Regional Agency Cooperation Agreement dated as of September 2019, by and between Grand Smooth Inc Ltd and Jie Hao Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on October 30, 2019.

10.5	Procare International Co., Limited Project Contract	Filed as Exhibit 10.1 to Form 8-K filed on January 10, 2020.
10.6	Regional Agency Cooperation Supplementary Agreement dated as of May 31, 2020, by and between Grand Smooth Inc Ltd and JC Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on June 19, 2020.
10.7	Consulting Agreement dated as of May 15, 2020, between Nocera, Inc. and Atlanta Capital Partners, LLC	Filed as Exhibit 10.2 to Form 8-K filed on June 19, 2020.
10.8	Settlement Agreement and Release dated as of October 8, 2020, by and between Guizhou Wan Feng Hu Zhi Shui Chan Company, Ltd. and Nocera, Inc.	Filed as Exhibit 10.4 to Form 10-Q filed on November 16, 2020.
10.9	Exchange Agreement, Consent, and Representations dated as of December 31, 2020 of the Registrant and Agreement and Plan of Share Exchange for VIE Interest dated as of December 31, 2020, by and between Nocera, Inc., Xin Feng Construction Co. Ltd., and Shunda Feed Co. Ltd	Filed as Exhibit 2.1 to Form 8-K filed on January 4, 2021.
10.10	Voting Rights Proxy Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on January 4, 2021.
10.11	Exclusive Business Cooperation Agreement dated as of December 31, 2020, by and among Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.2 to Form 8-K filed on January 4, 2021.
10.12	Equity Pledge Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.3 to Form 8-K filed on January 4, 2021.
10.13	Exclusive Call Option Agreement dated as of December 31, 2020, by and among Nocera, Inc., Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.4 to Form 8-K filed on January 4, 2021.
10.14	Subscription Agreement dated as of April 1, 2021, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.4 to Form 10-Q filed on May 17, 2021.
10.15	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Shih-Chung Lin	Filed as Exhibit 10.15 to Form 10-K filed on March 23, 2022.
10.16	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.16 to Form 10-K filed on March 23, 2022.
10.17†	Employment Agreement dated as of August 16, 2019, by and between Nocera, Inc. and Shun-Chih Chuang	Filed as Exhibit 10.18 to Form 10-K filed on March 23, 2022.
10.18†	Employment Agreement dated as of January 3, 2022, by and between Nocera, Inc. and Gerald H. Lindberg	Filed as Exhibit 10.15 to Form S-1 filed on July 20, 2022.
10.19†	Addendum, dated December 31, 2021, to that certain Employment Agreement, dated August 16, 2019, between Nocera, Inc. and Shun-Chih Chuang	Filed as Exhibit 10.15 to Form S-1 filed on July 20, 2022.
10.20†	Employment Agreement, dated September 1, 2022, between Nocera, Inc. and Mr. Hong-Wen Ruan	Filed as Exhibit 10.1 to Form 8-K filed on September 1, 2022.
10.21	VIE Purchase, dated September 7, 2022, between Nocera, Inc., Meixin Institutional Food Development Co., Ltd., and the Selling Stockholder	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.22	Voting Rights Proxy Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.23	Exclusive Business Cooperation Agreement, September 7, 2022, between Nocera, Inc. and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.24	Equity Pledge Agreement, dated September 7, 2022, between Nocera, Inc. the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.

10.25	Exclusive Call Option Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.26	Real Estate Purchase Agreement, dated September 8, 2022	Filed as Exhibit 10.1 to Form 8-K filed on September 13, 2022.
10.27	Farmers Vending Co. Ltd. Purchase Agreement dated as of September 26, 2022, by and between Farmers Vending Machine Co. Ltd. and Nocera, Inc.	Filed as Exhibit 10.2 to Form 8-K filed on September 30, 2022.
10.28	Purchase of Business Agreement dated as of November 30, 2022, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.1 to Form 8-K filed on December 2, 2022.
14.1	Code of Ethics	Filed as Exhibit 14.1 to Form S-1 filed on July 20, 2022
21.1	List of Subsidiaries of Nocera, Inc.	Filed as Exhibit 21.1 to Form 10-K filed on March 31, 2023
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
99.1	Audit Committee Charter	Filed as Exhibit 99.1 to Form S-1 filed on July 20, 2022.
99.2	Compensation Committee Charter	Filed as Exhibit 99.2 to Form S-1 filed on July 20, 2022.
99.3	Nominating and Corporate Governance Committee Charter	Filed as Exhibit 99.3 to Form S-1 filed on July 20, 2022.
101	Interactive Data Files	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Schema Document	*
101.CAL	Inline XBRL Calculation Linkbase Document	*
101.DEF	Inline XBRL Definition Linkbase Document	*
101.LAB	Inline XBRL Label Linkbase Document	*
101.PRE	Inline XBRL Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

________________________

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of Nocera, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

/s/ Yin-Chieh Cheng	July 10, 2023
Yin-Chieh Cheng
President and Chief Executive Officer

/s/ Shun-Chih Chuang	July 10, 2023
Shun-Chih Chuang
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Yin-Chieh Cheng	July 10, 2023
Yin-Chieh Cheng
President, Chief Executive Officer, and Chairman of the Board

/s/ Shun-Chih Chuang	July 10, 2023
Shun-Chih Chuang
Chief Financial Officer

/s/ Gerald H. Lindberg	July 10, 2023
Gerald H. Lindberg
Corporate Secretary and Director

/s/ David Yu-Lung Kou	July 10, 2023
David Yu-Lung Kou
Director

/s/ Thomas A. Steele	July 10, 2023
Thomas A. Steele
Director

/s/ Hui Ying Zhuang	July 10, 2023
Hui Ying Zhuang
Director

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

(i)	the current and past performance of the Catering Business reporting unit and
(ii)	the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Group's auditor since 2020.

Hong Kong, China

March 31, 2023

PCAOB ID 2769

NOCERA, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2022		December 31, 2021

ASSETS
Current assets
Cash and cash equivalents		$2,906,074		$2,103,677
Accounts receivable, net		209,777		114,515
Inventories, net		91,781		97,163
Advance to suppliers		1,732		1,732
Prepaid expenses and other assets, net		27,470		75,686
Due from related parties		–		(6,893)
Assets of disposal group		–		4,460,637
Total current assets		3,236,834		6,846,517
Retention receivables		–		–
Deferred tax assets, net		22,703		–
Property and equipment, net		844,613		24,132
Intangible assets - customer relations		130,434		–
Goodwill		3,905,735		–
Total assets		$8,140,319		$6,870,649
LIABILITIES AND EQUITY
Liabilities
Current liabilities	$		$
Notes payable		–		–
Accounts payable		2,631		–
Other payables and accrued liabilities		38,388		12,407
Advance receipts		42,880		–
Due to related parties		18,919		39,341
Warrant liability		1,179,768		312,320
Long-term secured other borrowing – current portion		214,913		–
Dividend payable		22,312		6,312
Income tax payable		1,920		6,632
Bank borrowing		–		–
Disposal VIE liabilities		–		1,723,673
Total current liabilities		1,521,731		2,100,685
Deferred tax liabilities, net		–		–
Long-term secured other borrowing		436,341		–
Total liabilities		1,958,072		2,100,685
Commitments and contingencies		–		–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 9,243,587 shares and 7,071,920 shares issued and outstanding as of December 31, 2022 and 2021, respectively) (1)		9,243		7,071
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively)		80		80
Additional paid-in capital (1)		20,484,518		14,476,241
Statutory and other reserves		191,219		191,219
(Accumulated losses) retained earnings		(14,747,461)		(9,918,553)
Accumulated other comprehensive loss		103,594		13,906
Total Nocera, Inc.’s stockholders’ equity		6,041,193		4,769,964
Non-controlling interests		141,054		–
Total equity		6,182,247		4,769,964
Total liabilities and equity		$8,140,319		$6,870,649

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See notes to the consolidated financial statements which are an integral part of these audited financial statements

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars, except share and per share data)

	For the years ended
	December 31,
	2022	2021

Revenue	$14,102,138	$3,844,222
Cost of revenues	13,846,172	(3,770,412)
Gross profit	255,966	73,810

Operating expenses
General and administrative expenses	(2,772,102)	(10,205,821)
Total operating expenses	(2,772,102)	(10,205,821)

Other (expenses) income, net
Interest (expenses) income, net	–	–
Equity investment loss	–	–
Impairment of deposits for property and equipment	–	–
Impairment of long-term investments	–	–
Other (expenses) income	417,999	309
Total other (expenses) income, net	417,999	309

Net loss from continuing operations before income taxes	(2,098,137)	(10,131,702)

Income tax expenses	23,808	(9,421)
Net loss from continuing operations	(2,074,329)	(10,141,123)

Net loss from discontinued operations
Loss on disposal	(2,569,975)	–
(Loss) income from discontinued operations	(92,285)	522,044
Net (loss) income from discontinued operations	(2,662,260)	522,044

Net loss	(4,736,589)	(9,619,079)
Less: Net loss (income) attributable to non-controlling interests	76,319	–
Net loss attributable to Nocera Shareholders	(4,812,908)	(9,619,079)

Other Comprehensive loss
Foreign currency translation adjustment	(89,688)	(63,676)
Comprehensive loss	(4,826,277)	(9,682,755)
Less: Total comprehensive loss (income) attributable to non-controlling interests	76,319	–
Comprehensive loss attributable to Nocera Shareholders	$(4,902,596)	$(9,682,755)

Loss per share - basic and diluted	(0.6111)	(1.5749)
Net loss per share from continuing operations – basic and diluted	(0.2731)	(1.6604)
Net (loss) income per share from discontinued operations – basic and diluted	(0.3380)	0.0855

Weighted Average Shares Outstanding - Basic and Diluted	7,876,367	6,107,727

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

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	December 31, 2022	December 31, 2021
	$	$
Cash flows from operating activities:
Net loss	(4,736,589)	(9,619,079)
Less: net (loss) income from discontinued operations	(2,662,260)	522,044
Net loss from continuing operations	(2,074,329)	(10,141,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	66,907	6,127
Amortization	4,891	–
Loss on disposal of XFC	2,569,975	–
Deferred income tax	(22,703)	2,258
Changes in fair value of warranty liabilities	–	24,800
Consultancy services settled by equities	795,500	3,045,150
Share-based compensation	413,453	6,638,371
Changes in operating assets and liabilities:
Accounts receivable, net	(95,262)	(693)
Inventories	5,382	18,210
Advance to suppliers	–	–
Prepaid expenses and other assets, net	(1,989,716)	1,549,585
Retention receivables	(130,434)	–
Notes payable	–	–
Accounts payable	2,631	(18,801)
Other payables and accrued liabilities	(54,526)	49,463
Income tax payable	(4,712)	6,632
Advance receipts	42,880	–
Net cash (used in) provided by operating activities from continuing operations	(470,063)	1,179,979
Net cash used in operating activities from discontinued operations	(1,301,488)	(976,876)
Net cash (used in) provided by operating activities	(1,771,551)	203,103

Cash flows from investing activities
Purchase of property and equipment	–	25,067
Proceeds from disposal of XFC	300,082	–
Cash acquired from merger	7,824	–
Cash disposed upon termination of VIE	(46,564)	–
Net cash outflow upon acquisition of a subsidiary	(4,292,176)	–
Net cash used in investing activities from continuing operations	(4,030,834)	25,067
Net cash used in investing activities from discontinued operations	–	–
Net cash (used in) provided by investing activities	(4,030,834)	25,067

Cash flows from financing activities:
Proceeds from related parties	–	(1,596,150)
Proceeds from common stock and warrant issuance	–	120,000
Proceeds from preferred stock and warrant issuance	–	200,000
Proceeds from issuance of common stock	5,666,124	2,090,000
Proceeds from issuance of IPO warrant	2,820	–
Proceeds from secured other borrowings	619,447	–
Repayment of short-term bank loan	–	(487,826)
Net cash provided by financing activities from continuing operations	6,288,391	326,024
Net cash provided by financing activities from discontinued operations	–	877,809
Net cash provided by financing activities	6,288,391	1,203,833

Effect of exchange rate changes on cash and cash equivalents	(23,941)	(11,525)

Increase in cash and cash equivalents from continuing operations	802,397	1,937,700
Decrease in cash and cash equivalents from discontinued operations	(340,332)	(517,222)
Net increase in cash and cash equivalents	462,065	1,420,478

Cash and cash equivalents from continuing operations, beginning of year	2,103,677	165,977
Cash and cash equivalents from discontinued operations, beginning of year	340,332	857,554
Cash and cash equivalents at beginning of year	2,444,009	1,023,531

Cash and cash equivalents at end of year	2,906,074	2,444,009
Less: Cash and cash equivalents from discontinued operations, end of year	–	(340,332)
Cash and cash equivalents form continuing operations, end of year	2,906,074	2,103,677

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

Note 2      GOING CONCERN

The Company had net loss of $4.7 million for the year ended December 31, 2022, which raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, would enable to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and it has prepared the consolidated financial statements on a going concern basis.

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

Variable Interest Entity

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.

We initially determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE. We reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. In determining whether we are the party with the power to direct the VIE’s most significant activities, we first identify the activities of the VIE that most significantly impact its economic performance. Our considerations in determining the VIE’s most significant activities primarily include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors. We then assess whether we have the power to direct those significant activities. Our considerations in determining whether we have the power to direct the VIE’s most significant activities include, but are not limited to, voting interests of the VIE, management, service and/ or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities. If we are the party with the power over the majority of the significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.

On September 7, 2022, Nocera and Meixin Institutional Food Development Co., Ltd (“Meixin”), a domestic funded limited liability company registered in Taiwan (R.O.C), entered into a series of contractual agreements (“VIE Agreements”) whereby Nocera, Inc. agreed to provide technical consulting and related services to Meixin. As a result, Nocera has been determined to be the primary beneficiary of Meixin and XFC became a VIE (Variable Interest Entity) of Nocera.

On September 7, 2022, Nocera paid $4,300,000 to Shareholders of Meixin in exchange for 80% controlling interest in Meixin.

Exclusive Business Cooperation Agreement

Pursuant to the Exclusive Business Cooperation Agreements, Nocera agrees to provide technical consulting and services including management consulting services, general and financial advisory services, and various general and administrative service, for the specific content thereof (hereinafter referred to as the “Target Business”) to the Meixin as the technical consulting and service provider of the Meixin in accordance with the conditions set forth herein during the term of this Agreement. Meixin agrees to accept the technical consulting and services provided by Nocera. Meixin further agrees that, without the prior written consent of Nocera, during the term of this Agreement, it shall not accept any technical consulting and services identical or similar to Target Business that are provided by any third party.

Exclusive Option Agreement

Meixin and its stockholders, Mr. Shih, Han-Chieh, Ms. Lu, Chiung-Hua, Mr. Chang, Chen-Chun, have entered into an Exclusive Call Option Agreement with Nocera. Under the Exclusive Call Option Agreement, the Meixin stockholders irrevocably granted Nocera (or its designee) an exclusive option to purchase, to the extent permitted under Taiwan (R.O.C.) law, part or all of their equity interests in Meixin. According to the Exclusive Call Option Agreement, the purchase price shall be the minimum price permitted by applicable Taiwan (R.O.C.) Law at the time when such share transfer occurs.

Equity Pledge Agreement

Under the Equity Interest Pledge Agreement between Nocera and Mr. Shih, Han-Chieh, Ms. Lu, Chiung-Hua, Mr. Chang, Chen-Chun, the stockholder of Meixin, stockholder pledged all of his equity interests in Meixin to Nocera to guarantee the performance of Meixin’s obligations under the Exclusive Business Cooperation Agreement. Under the terms of the agreement, in the event that Meixin or stockholders breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, Nocera, as pledge, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests. Shih, Han-Chieh also agreed that upon the occurrence of any event of default, as set forth in the Equity Interest Pledge Agreement, Nocera is entitled to claim indemnity.

Timely Reporting Agreement

To ensure VIEs promptly provide all of the information that the Company need to file various reports with the SEC, a Timely Reporting Agreement was entered between Meixin and Company. Under the Timely Reporting Agreement, VIEs each agreed that it is obligated to make its officers and directors available to the Company and promptly provide all information required by the Company so that the Company can file all necessary SEC and other regulatory reports as required.

Although it is not explicitly stipulated in the Timely Reporting Agreement, the parties agreed its term shall be the same as that of the Exclusive Business Cooperation Agreement.

Power of Attorney

Under the Power of Attorney, Mr. Shih, Han-Chieh, Ms. Lu, Chiung-Hua, Mr. Chang, Chen-Chun (Existing Stockholders) hereby irrevocably undertake that they authorize Nocera or the individual then designated by Nocera (“Attorney”) to exercise, on his behalf, the following rights available to them in their capacity as a stockholder of the Meixin under the then effective articles of association of the Meixin (collectively, “Powers”): (a) to propose the convening of, and attend, stockholders’ meetings in accordance with the articles of association of the Meixin on behalf of the Existing Stockholder; (b) to exercise voting rights on behalf of the Existing Stockholder on all matters required to be deliberated and resolved by the stockholders’ meeting, including without limitation the appointment and election of the directors and other executives to be appointed and removed by the stockholders, of the Meixin the sale or transfer of all or part of the equity held by stockholders in the Meixin; (c) to exercise other stockholders’ voting rights under the articles of association of the Meixin (including any other stockholders’ voting rights stipulated upon an amendment to such articles of association); (d) other voting rights that stockholders shall enjoy under the Taiwan (R.O.C.) laws, as amended, revised, supplemented and re-enacted, no matter whether they take effect before or after the conclusion of this Agreement. The Existing Stockholders shall not revoke the authorization and entrustment accorded to the Attorney other than in the case where Nocera gives the Existing Stockholders a written notice requesting the replacement of the Attorney, in which event the Existing Stockholders shall immediately appoint such other person as then designated by Nocera to exercise the foregoing Powers and such new authorization and entrustment shall supersede, immediately upon its grant, the original authorization, and entrustment.

Although it is not explicitly stipulated in the Power of Attorney, the term of the Power of Attorney shall be the same as the term of that of the Exclusive Option Agreement.

This Power of Attorney is coupled with an interest and shall be irrevocable and continuously valid from the date of execution of this Power of Attorney, so long as equity holders of VIEs are shareholders of Company.

The VIE Agreements became effective immediately upon their execution.

We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether our variable interest is significant to the VIE requires significant judgment. In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests. Our variable interests in VIEs include debt and equity interests, commitments and certain fees. Our involvement with VIEs arises primarily from:

1.	power to direct activities of a VIE that most significantly impact the entity’s economic performance, and

2.	obligation to absorb losses of the entity that could potentially be significant to the VIE or right to receive benefits from the entity that could potentially be significant to the VIE.

Pursuant to the VIE Agreements, Nocera is entitled to receive 100% of expected residual returns from VIE. The VIE Agreements are designed so that VIEs operate for the benefit of the Company. Accordingly, the accounts of VIEs are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s consolidated financial statements.

Since the VIE agreements with XFC were terminated in November 30, 2022, and XFC was accounted for a discontinued operations for the year ended December, 2022, the following financial statement balances and amounts reflect the financial position and financial performances of Meixin and XFC respectively, which were included in the consolidated financial statements as of December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021, after elimination of intercompany transactions and balances:

	December 31, 2022	December 31, 2021
Cash	$42,800	340,332
Account receivables	100,302	–
Other receivables	–	1,622,110
Prepayment	–	72,995
Inventories	1,303	1,391,518
Property and equipment, net	820,579	47,113
Other noncurrent assets	–	69,489
Total Assets	$946,984	3,543,557

Other liabilities	–	1,723,672
Total Liabilities	$–	1,723,672

	December 31, 2022	December 31, 2021
Revenue	$1,688,453	$6,101,103
Net (loss) / profit	(381,593)	522,044

(v)	Discontinued operation

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

On November 30, 2022, the Company, XFC and Han-Chieh Shih (the “Purchaser”) entered into certain share purchase agreement (the “Disposition SPA”). Pursuant to the Disposition SPA, the Purchaser agreed to purchase XFC 100% controlling interest in exchange of cash purchase price of $300,000 (the “Consideration”). The transaction contemplated by the Purchase Agreement is hereby referred as the Disposal. On March 29, 2022, management was authorized to approve and commit to a plan to sell XFC. On November 30, 2022, the parties completed all the share transfer registration procedure as required by the laws of Taiwan and all the other closing conditions have been satisfied, as a result, the Disposal contemplated by the Purchase Agreement is completed and the VIE agreements were terminated.

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

Note 4     ACCOUNTS RECEIVABLE, NET

As of December 31, 2022 and 2021, accounts receivable consisted of the following:

	December 31, 2022	December 31, 2021
	$	$
Accounts receivable	209,777	114,515
Less: Allowance for doubtful accounts	–	–
Total	209,777	114,515

For the years ended December 31, 2022 and 2021, the Company has recorded provision for doubtful accounts of nil and nil, respectively.

Note 5     INVENTORIES, NET

As of December 31, 2022 and 2021, inventories consisted of the following:

	December 31, 2022	December 31, 2021
	$	$
Raw materials	91,781	97,163
Work in process	–	–
Total	91,781	97,163

The inventory write downs were $nil and $nil for the years ended December 31, 2022 and December 31, 2021, respectively.

Note 6     ADVANCE TO SUPPLIERS

Balances of advances to suppliers were $1,732 and $1,732 as of December 31, 2022 and 2021, respectively, which represented prepayments to suppliers for raw materials.

Note 7     PREPAID EXPENSES AND OTHER ASSETS, NET

	December 31, 2022	December 31, 2021
	$	$
Other receivables from third party	27,470	75,686
Prepaid expenses and other assets, net	27,470	75,686

Note 8     PROPERTY AND EQUIPMENT, NET

As of December 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
	$	$
Equipment	903,867	24,725
Less: Accumulated depreciation	(59,254)	(593)
Property and equipment, net	844,613	24,132

Depreciation expenses for the years ended December 31, 2022 and 2021 were $66,907 and $6,127, respectively.

Note 9     GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2022 and December 31, 2021, goodwill and other intangible assets consisted of the followings:

Goodwill

	December 31, 2022	December 31, 2021
	$	$
Goodwill - XFC	–	–
Goodwill - Meixin	3,905,735	–
Less: Impairment	–	–
Balance at end of year	3,905,735	–

Customer relations

	December 31, 2022	December 31, 2021
	$	$
Acquisitions	135,325	–
Translation/ Adjustments	–	–
Less: Accumulated amortization	(4,891)	–
Less: Impairment	–	–
Balance at end of year	130,434	–

Note 10       OTHER BORROWINGS

Others loans consisted of the following:

	For the years ended December 31,
	2022	2021

Secured loan from Chailease Finance Co., Ltd wholly repayable within 1 year	$214,913	$–
Total secured loan wholly repayable within 1 year	214,913	–

Secured loan from Chailease Finance Co., Ltd wholly repayable more than 1 year	436,341	–
Total	$651,254	$–

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

The components of lease expenses for the year ended December 31, 2022 and December 31, 2021 were as follows:

	Statement of Income Location	For the year ended December 31, 2022	For the year ended December 31, 2021
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	51,227	4,424
Total net lease costs		51,227	4,424

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2022 and December 31, 2021 are US$ nil.

Note 13     OTHER PAYABLES AND ACCRUED LIABILITIES

	December 31, 2022	December 31, 2021
	$	$
VAT payable	–	–
Salary payable	861	–
Others	37,527	12,407
Total	38,388	12,407

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

The components of the income tax (benefit) expense are:

	For the years ended December 31,
	2022	2021
	$	$
Current	23,808	(9,421)
Deferred	–	–
Total income tax expense (benefit)	23,808	(9,421)

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

On August 11, 2022, the Company’s common stock commenced trading on The Nasdaq Capital Market under the symbol “NCRA” on a post-reverse stock split basis. During the public offering, 1,880,000 common stocks, at par value $0.001 each, were issued at the offering price $3.5 each. The Company received total gross proceeds of $6.58 million from the public offering and after deducting the underwriting commissions, discounts and offering expenses, the Company received net proceeds of approximately $5.3 million .

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

Note 19     (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2022 and 2021.

	For the years ended December 31,
	2022	2021
Net loss	$(4,812,908)	(9,619,079)
Net loss from continuing operations	(2,074,329)	(10,141,123)
Net (loss) income from discontinued operations	(2,662,260)	522,044

Weighted Average Shares Outstanding - Basic and Diluted	7,876,367	6,107,727

Loss per share - basic and diluted	(0.6111)	(1.5749)
Net loss per share from continuing operations – basic and diluted (1)	(0.2731)	(1.6604)
Net (loss) income per share from discontinued operations – basic and diluted (1)	(0.3380)	0.0855

Basic (loss) income per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted (loss) per income share is the same as basic loss per share due to the lack of dilutive items in the Company for the years ended December 31, 2022 and 2021. The number of warrants is excluded from the computation as the anti-dilutive effect.

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

Note 20      DISPOSAL OF XIN FENG CONSTRUCTION CO., LTD (“XFC”)

On December 31, 2020, we exchanged 466,667 (post-split) shares of our restricted common stock to stockholders of Xin Feng Construction Co., Ltd., a Taiwan limited liability company (“XFC”), in exchange for 100% controlling interest in XFC. We also entered into contractual arrangements with a stockholder of XFC, that enabled us to have the power to direct the activities that most significantly affects the economic performance of XFC and receive the economic benefits of XFC that could be significant to XFC. On November 30, 2022, the Company, XFC and Han-Chieh Shih (the “Purchaser”) entered into certain Share Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Purchaser agreed to purchase XFC 100% controlling interest in exchange of cash purchase price of $300,000 (the “Consideration”). The transaction contemplated by the Purchase Agreement is hereby referred as the Disposal. On March 29, 2022, management was authorized to approve and commit to a plan to sell XFC. On November 30, 2022, the parties completed all the share transfer registration procedure as required by the laws of Taiwan and all the other closing conditions have been satisfied, as a result, the Disposal contemplated by the Purchase Agreement is completed and the VIE agreements were terminated.

In accordance with ASC 205-20-45, XFC met the criteria as a discontinued operation. As of November 30, 2022, the assets relevant to the sale of XFC with a carrying value of $2.6 million were classified as assets held, the liabilities relevant to the sale of XFC with a carrying value of $71,168 were classified as liabilities held for sale, and the cumulative translation adjustments relevant to the sale of XFC of $1.8 million was removed from the equity component and was reported as a gain on the sale of XFC. A net loss of $2.8 million was recognized as the net loss from disposal of discontinued operation in the year ended December 31, 2022.

The following is a reconciliation of the amounts of major classes of income from operations classified as discontinued operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Discontinued Operations:
Revenue	$2,236,616	$6,101,103
Cost of revenues	(2,225,487)	(5,230,321)
Selling expenses	–	–
General and administrative expenses	(105,226)	(213,863)
Other revenue	1,812	1,455
Other expenses	–	(5,819)
Income tax	–	(130,511)
Net gain from discontinued operations	–	–
Net income (loss) from discontinued operations	$(92,285)	$522,044

Note 21     COMMITMENTS AND CONTINGENCIES

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

Note 22     BUSINESS COMBINATION

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

Note 23     SUBSEQUENT EVENT

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

