Form 10-Q
period 2023-06-30
NOCERA, INC.
filed 2023-08-21
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO.: 001-41434

NOCERA, INC.

(Exact name of registrant as specified in charter)

Nevada	16-1626611
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3F (Building B), No. 185, Sec. 1,Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.)

(Address of principal executive offices and zip code)

(886)-910-163-358

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NCRA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

There were 10,019,295 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 21, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential” and “continue” or the negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees of future performance. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to a variety of factors and risks, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2022 initially filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$1,116,183	$2,906,074
Accounts receivable, net	201,069	209,777
Inventories, net	86,282	91,781
Advance to suppliers	1,732	1,732
Prepaid expenses and other assets, net	7,923	27,470
Financial assets at fair value through profit or loss	203,199	–
Total current assets	1,616,388	3,236,834
Deferred tax assets, net	22,426	22,703
Property and equipment, net	1,625,608	844,613
Intangible assets - customer relations	122,281	130,434
Goodwill	3,905,735	3,905,735
Other non-current asset	4,664	–
Total assets	7,297,102	8,140,319
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	–	2,631
Other payables and accrued liabilities	32,290	38,388
Advance receipts	388	42,880
Due to related parties	17,295	18,919
Warrant liability	1,179,768	1,179,768
Long-term secured other borrowing – current portion	169,434	214,913
Dividend payable	22,312	22,312
Income tax payable	1,818	1,920
Total current liabilities	1,423,305	1,521,731
Deferred tax liabilities, net	–	–
Long-term secured other borrowing	394,404	436,341
Total liabilities	1,817,709	1,958,072
Commitments and contingencies	–	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 9,693,587 shares and 9,243,587 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	9,693	9,243
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	80	80
Additional paid-in capital	21,138,123	20,484,518
Statutory and other reserves	191,219	191,219
(Accumulated losses) retained earnings	(16,046,483)	(14,747,461)
Accumulated other comprehensive loss	84,000	103,594
Total stockholders’ equity	5,376,632	6,041,193
Non-controlling interests	102,761	141,054
Total equity	5,479,393	6,182,247
Total liabilities and equity	$7,297,102	$8,140,319

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	$	$	$	$
Net sales	5,327,181	2,184,613	9,165,044	5,103,658
Cost of sales	(5,289,946)	(2,131,064)	(9,059,153)	(4,994,867)
Gross profit	37,235	53,549	105,891	108,791

Operating expenses
General and administrative expenses	(368,667)	(437,364)	(1,428,004)	(1,298,317)
Total operating expenses	(368,667)	(437,364)	(1,428,004)	(1,298,317)

Loss from operations	(331,432)	(383,815)	(1,322,113)	(1,189,526)

Other income (expense)	(880)	1,999	(12,388)	1,999
Loss before income taxes	(332,312)	(381,816)	(1,334,501)	(1,187,527)

Income tax expense	–	(2,161)	–	(2,170)
Net loss	(332,312)	(383,977)	(1,334,501)	(1,189,697)

Less: Net loss attributable to non-controlling interests	(20,938)	–	(35,479)	–
Net loss attributable to the company	(311,374)	(383,977)	(1,299,022)	(1,189,697)

Comprehensive (loss) income
Net loss	(332,312)	(383,977)	(1,334,501)	(1,189,697)
Foreign currency translation gain (loss)	42,882	148,457	19,594	19,226
Total comprehensive loss	(289,430)	(235,520)	(1,314,907)	(1,170,471)

Less: comprehensive loss attributable to non-controlling interest	(8,533)	–	(23,413)	–
Comprehensive loss attributable to the Company	(280,897)	(235,520)	(1,291,494)	(1,170,471)

Loss per share
Basic	(0.0321)	(0.1129)	(0.1368)	(0.1669)
Diluted	(0.0321)	(0.1129)	(0.1368)	(0.1669)

Weighted average number of common shares outstanding
Basic	9,693,587	7,138,587	9,494,692	7,128,642
Diluted	9,693,587	7,138,587	9,494,692	7,128,642

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Six months ended June 30,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss	(1,334,501)	(1,189,697)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	81,608	1,241
Amortization of intangible assets	8,152	–
Gain on fair value change of financial assets at FVTPL	(3,199)	–
Consultancy services settled by equities	521,100	503,000
Share-based compensation	132,955	206,476
Changes in operating assets and liabilities:
Accounts receivable, net	4,273	188,761
Inventories	1,343	853,902
Advance to suppliers	–	27,085
Prepaid expenses and other assets, net	(2,054)	239,331
Goodwill	–	–
Other non-current assets	(4,865)	46,613
Notes payable	–	(81,062)
Accounts payable	(2,631)	(31,405)
Advance receipts	(42,492)	(581,885)
Other payables and accrued liabilities	(9,387)	(119,920)
Income tax payable	(190)	(356,181)
Amount due from a related party	–	(348,107)
Net cash used in operating activities	(649,888)	(641,848)

Cash flows from investing activities:
Purchase of property and equipment	(857,870)	–
Purchase of financial assets at FVTPL	(200,000)	–
Net cash used in investing activities	(1,057,870)	–

Cash flows from financing activities:
Other borrowing	(81,034)	(26,845)
Net cash used in financing activities	(81,034)	(26,845)

Effect of exchange rate changes on cash and cash equivalents	(1,100)	(175,220)
Net decrease in cash and cash equivalents	(1,789,891)	(843,913)
Cash and cash equivalents at beginning of period	2,906,074	2,444,009
Cash and cash equivalents at end of period	1,116,183	1,600,096

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Compre- hensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2022	7,071,920	7,072	80,000	80	14,476,240	191,219	(9,918,553)	13,906	4,769,964	–	4,769,964
Consultancy services settled by equities	66,667	66	–	–	502,934	–	–	–	503,000	–	503,000
Foreign currency translation adjustments	–	–	–	–	–	–	–	129,231	129,231	–	129,231
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Net loss	–	–	–	–	–	–	(805,720)	–	(805,720)	–	(805,720)
Balance, March 31, 2022	7,138,587	7,138	80,000	80	15,082,329	191,219	(10,724,273)	143,137	4,699,630	–	4,699,630
Foreign currency translation adjustments	–	–	–	–	–	–	–	(148,457)	(148,457)	–	(148,457)
Share-based compensation	–	–	–	–	103,322	–	–	–	103,322	–	103,322
Net loss	–	–	–	–	–	–	(383,977)	–	(383,977)	–	(383,977)
Balance, June 30, 2022	7,138,587	7,138	80,000	80	15,185,651	191,219	(11,108,250)	(5,320)	4,270,518	–	4,270,518

Balance, January 1, 2023	9,243,587	9,243	80,000	80	20,484,518	191,219	(14,747,461)	103,594	6,041,193	141,054	6,182,247
Foreign currency translation Adjustments	–	–	–	–	–	–	–	23,627	23,627	(339)	23,288
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Consultancy services settled by equities	450,000	450	–	–	520,650	–	–	–	521,100	–	521,100
Net loss	–	–	–	–	–	–	(987,648)	–	(987,648)	(14,541)	(1,002,189)
Balance, March 31, 2023	9,693,587	9,693	80,000	80	21,108,323	191,219	(15,735,109)	127,221	5,701,427	126,174	5,827,601
Foreign currency translation adjustments	–	–	–	–	–	–	–	(43,221)	(43,221)	(2,475)	(45,696)
Share-based compensation	–	–	–	–	29,800	–	–	–	29,800	–	29,800
Net loss	–	–	–	–	–	–	(311,374)	–	(311,374)	(20,938)	(332,312)
Balance, June 30, 2023	9,693,587	9,693	80,000	80	21,138,123	191,219	(16,046,483)	84,000	5,376,632	102,761	5,479,393

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1      PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of Nocera, Inc. (“Nocera” or the “Company”) and its subsidiaries, Grand Smooth Inc. Limited (“GSI”) and Guizhou Grand Smooth Technology Ltd. (“GZ GST” or “WFOE”), and Meixin Institutional Food Development Co., Ltd. (“Meixin”) that is controlled through contractual arrangements. The Company, GSI, GZ GST and Mexin are collectively referred to as the “Company.”

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

The VIE Agreements with Meixin

On September 7, 2022, we entered into a series of contractual agreements (collectively, the “Meixin VIE Agreements”) with the majority stockholder (the “Selling Stockholder”) of Meixin Institutional Food Development Co., Ltd., a Taiwan corporation and a food processing and catering company (“Meixin”), and Meixin, of which we purchased 80% controlling interest of Meixin for $4,300,000. The Meixin VIE Agreements essentially confer control and management of Meixin as well as substantially all of the economic benefits of the Selling Stockholder in Meixin to Nocera.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of June 30, 2023, its consolidated results of operations for the six months ended June 30, 2023, cash flows for the six months ended June 30, 2023 and change in equity for the six months ended June 30, 2023, as applicable, have been made. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021 or any future periods.

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

There were four customers who represent 97% of the Company’s total revenue for the six months ended June 30, 2022. There were five customers who represent 99% of the Company’s total revenue for the six months ended June 30, 2023.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Percentage of the Company’s accounts receivable
Customer A	50.58%	50.83%
Customer B	16.33%	31.82%
Customer C	11.88%	14.73%
Customer D	20.18%	–
	98.96%	97.38%

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

Note 3      ACCOUNTS RECEIVABLE, NET

As of June 30, 2023 and December 31, 2022, accounts receivable consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Accounts receivable	201,069	209,777
Less: Allowance for doubtful accounts	–	–
Total	201,069	209,777

For the six months ended June 30, 2023 and for the year ended December 31, 2022, the Company has recorded provision for doubtful accounts of nil.

Note 4      INVENTORIES

As of June 30, 2023 and December 31, 2022, inventories consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Raw materials	86,282	91,781
Total	86,282	91,781

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Other receivables from third party	7,923	27,470
Prepaid expenses and other assets, net	7,923	27,470

Note 6      PROPERTY AND EQUIPMENT, NET

As of June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Land	877,870	–
Equipment	893,090	903,867
Less: Accumulated depreciation	(145,352)	(59,254)
Property and equipment, net	1,625,608	844,613

On November 18, 2022, the Company paid US$20,000 for deposit to purchase 229 contiguous acres of land located in Montgomery County, Alabama to build RASs on that land for fish farming. On February 16, 2023, the Company paid US$857,870 and the land acquisition was completed.

Depreciation expenses for the six months ended June 30, 2023 and 2022 were $81,608 and $1,241, respectively, and $36,880 and $454 for the three months ended June 30, 2023 and 2022, respectively.

Note 7      FINANCIAL ASSETS AT FAIR VALUE THROUGH PROFIT OR LOSS

The fair value of each investment in equity instrument to be measured at fair value through profit or loss is as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Financial assets mandatorily measured at fair value through profit or loss	$	$

Funds	203,199	–
Total	203,199	–

Current	–	–
Non-Current	203,199	–
Total	203,199	–

Net gain of $3,199 was recognized under changes in fair value of financial assets at fair value through profit or loss in the consolidated statement of profit or loss for the period ended June 30, 2023.

As of June 30, 2023, no financial assets at fair value through profit or loss were pledged with banks as collaterals.

Note 8     GOODWILL

As of June 30, 2023 and December 31, 2022, goodwill consisted of the following:

Goodwill

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Goodwill - Meixin	3,905,735	3,905,735
Less: Accumulated amortization	–	–
Goodwill, net	3,905,735	3,905,735

Customer relations

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
	$	$
Acquisitions	135,325	135,325
Translation/ Adjustments	–	–
Less: Accumulated amortization	(13,044)	(4,891)
Less: Impairment	–	–
Customer relations, net	122,281	130,434

Note 9       OTHER BORROWINGS

Other loans consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

Secured loan from Chailease Finance Co., Ltd wholly repayable within 1 year	$169,434	$214,913
Total secured loan wholly repayable within 1 year	169,434	214,913

Secured loan from Chailease Finance Co., Ltd wholly repayable more than 1 year	394,404	436,341
Total	$563,838	$651,254

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

Public Offering

In connection with a firm commitment underwritten public offering (the “Public Offering”) pursuant to a registration statement on Form S-1, amended (File No. 333-264059), originally filed with the SEC on April 1, 2022, and declared effective by the SEC on August 10, 2022, the Company sold an aggregate of 1,880,000 units (the “Units”). Each Unit consisted of one share of common stock and a warrant to purchase two shares of common stock. Each warrant underlying the Units was exercisable from the date of issuance until the fifth anniversary of the issuance date for $3.85 per share of Common Stock (110% of the public offering price per Unit), subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the common stock as described in the warrants. The Public Offering closed on August 15, 2022, and the Company received total gross proceeds of $6.58 million. After deducting the underwriting commissions, discounts, and offering expenses, the Company received net proceeds of approximately $5.3 million

In connection with the Public Offering and pursuant to the underwriting agreement between us and the underwriters named therein, we granted the underwriters a 45-day option to purchase up to 282,000 additional shares of common stock and warrants, equivalent to 15% of the Units sold in the Public Offering, at the public offering price per Unit, less underwriting discounts and commissions, to cover over-allotments, if any. On September 23, 2022, the underwriters exercised their option to purchase an additional 282,000 warrants from us for gross proceeds of $2,820. The warrants were issued to the underwriters on September 26, 2022.

On November 14, 2022, the exercise price of the warrants was decreased to $1.925. Under the terms of the warrants, the exercise price was to be decreased to the greater of (i) $1.925, which represented 50% of the original exercise price; and (ii) 100% of the last volume weighted average price immediately preceding the 90th calendar day following the initial issuance date (the “Reset Exercise Price”) if, on the date that is 90 calendar days immediately following the initial issuance date, the Reset Exercise Price is less than the original $3.85 exercise price on that date.

The Reset Exercise Price remains subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Common Stock as described in the Warrants.

Reverse Split

In connection with the Public Offering, on August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the shares of common stock issuable upon the conversion of Class C warrant decreased from 80,000 shares to 53,334 shares for $3.75 per share and Class D warrant decreased from 80,000 shares to 53,334 shares for $7.50 per share.

Appraisal Date (Inception Date)	Class C Warrant August 10, 2021	Class D Warrant August 10, 2021
(Unaudited)
	$	$
Market price per share (USD/share)	1.47	0.66
Exercise price (USD/price)	2.50	5.00
Risk free rate	0.14%	0.14%
Dividend yield	0.00%	0.00%
Expected term/ Contractual life (years)	1.39	1.39
Expected volatility	56.36%	56.36%

Appraisal Date (Inception Date)	Class C Warrant September 27, 2021	Class D Warrant September 27, 2021
(Unaudited)
	$	$
Market price per share (USD/share)	1.71	0.73
Exercise price (USD/price)	2.50	5.00
Risk free rate	0.15%	0.15%
Dividend yield	0.00%	0.00%
Expected term/ Contractual life (years)	1.26	1.26
Expected volatility	52.93%	52.93%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	June 30, 2022	December 31, 2022
	$	$
Balance at the beginning of period	1,179,768	312,320
Warrants issued to investors	–	754,303
Warrants redeemed	–	113,145
Fair value change of warrants included in earnings	–	–
Total	1,179,768	1,179,768

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2023	2,418,000	2.12	4.73
Exercisable at January 1, 2023	2,418,000	2.12	4.73
Granted	–	–	–
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at June 30, 2023	2,418,000	2.12	4.73
Exercisable at June 30, 2023	2,418,000	2.12	4.73

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

The components of lease expense for the six months ended June 30, 2023 and June 30, 2022 were as follows:

	Statement of Income Location	Six months ended June 30, 2023	Six months ended June 30, 2022
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	32,131	22,976
Total net lease costs		32,131	22,976

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2022 and June 30, 2023 are US$ nil.

Note 12    OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2023	December 31, 2022
	(Unaudited)
	$	$

Salary payable	822	861
Others	31,468	37,527
Total	32,290	38,388

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

The Coronavirus Aid, Relief and Economy Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a significant tax impact on its financial statements and will continue to examine the impact the CARES Act may have on its business.

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

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25% for the year ended December 31, 2022. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred.

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

The components of the income tax expense are:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	$	$	$	$
Current	–	2,161	–	2,170
Deferred	–	–	–	–
Total income tax expense	–	2,161	–	2,170

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate (2021: at PRC statutory rate) applicable to income tax expense is as follows:

	Six months ended June 30,
	2023		2022
Taiwan (2021-PRC) income tax statutory rate	20.00%		20.00%
Impact of different tax rates in other jurisdictions	(0.05%	)	1.19%
Tax effect of non-deductible expenses	(2.69%	)	(9.19%	)
Tax effect of non-deductible share based compensation	(10.05%	)	(3.65%	)
Utilization of tax losses	–		–
Others	–		0.04%
Changes in valuation allowance	(7.20%	)	(8.57%	)
Effective tax rate	(0.01%	)	(0.18%	)

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	June 30, 2023	December 31, 2022
	$	$
Deferred tax assets
Tax loss carried forward	–	23,391
Allowance for doubtful receivables	–	–
Total deferred tax assets	–	–
Valuation allowance	–	–
Total deferred tax assets, net	–	23,391

	June 30, 2023	December 31, 2022
	$	$
Deferred tax liabilities
Property and equipment, difference in depreciation	–	–
Deferred tax liabilities, net	–	–

The valuation allowance as of June 30, 2023 and December 31, 2022 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as follows.

	June 30, 2023	December 31, 2022
	$	$
Balance at beginning of the year	95,844	95,844
Additions of valuation allowance	–	–
Reductions of valuation allowance	–	–
Balance at the end of the year	95,844	95,844

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

As of December 31, 2022, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company had intended to reinvest its earnings to potentially continue its business in mainland China, namely the manufacturing of the RASs through GZ GST, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

As of June 30, 2023, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, and the Company decided not to reinvest its earnings since it is not continuing its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 14    RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as follows:

	June 30, 2023	December 31, 2022
	$	$
Mr. Yin-Chieh Cheng (1)	9,614	11,238
Mountain Share Transfer, LLC (2)	7,681	7,681
Total	17,295	18,919

Sales

The balance of sales with a related party was as following:

	Related Party Categories	June 30, 2023	December 31, 2022
		(Unaudited)	(Audited)
		$	$
Grand Smooth Corporation Limited (3)	Same director	262,875	993,981
Total		262,875	993,981

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

Note 15   COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each. On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the Company’s common stock issued and outstanding decreased from 10,707,150 shares to 7,138,587 shares. All shares and associated amounts have been retroactively restated to reflect the stock split on August 11, 2022. As of June 30, 2023 and December 31, 2022, issued common stock were 9,693,587 shares and 9,243,587, respectively.

On August 11, 2022, the Company’s common stock commenced trading on The Nasdaq Capital Market under the symbol “NCRA” on a post-reverse stock split basis. During the public offering, 1,880,000 common stocks, at par value $0.001 each, were issued at the offering price $3.50 per share. The Company received total gross proceeds of $6.58 million from the public offering and after deducting the underwriting commissions, discounts and offering expenses, the Company received net proceeds of approximately $5.3 million.

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

On December 31, 2022, the Company issued an aggregate of 505,000 shares of common stock to Mr. Shun-Chih Chuang and a total of five consultants in consideration for services rendered.

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

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	June 30, 2023	December 31, 2022

Dividend yield	N/A	N/A
Risk-free interest rate	1.16%	1.16%
Expected term (in years)	4.31	4.31
Volatility	48.15%	48.15%

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

For the six months ended June 30, 2023 and year ended December 31, 2022, $709,376 and $6,638,371 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

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

Note 18    LOSS PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share for the three and six months ended June 30, 2023 and 2022.

	For three months ended June 30,		For six months ended June 30,
	2023	2022	2023	2022
	$	$	$	$
Numerator:
Net loss attributable to the Company	(311,374)	(383,977)	(1,299,022)	(1,189,697)

Denominator:
Weighted-average shares outstanding
- Basic	9,693,587	7,138,587	9,494,692	7,128,642
- Diluted	9,693,587	7,138,587	9,494,692	7,128,642

Loss per share:
- Basic	(0.0321)	(0.1129)	(0.1368)	(0.1669)
- Diluted	(0.0321)	(0.1129)	(0.1368)	(0.1669)

Basic net loss per common share is computed using the weighted average number of the common shares outstanding during the period.

Note 19    SUBSEQUENT EVENTS

As previously reported on a Current Report on Form 8-K filed by the Company with the SEC on July 13, 2023, the Company regrettably announced the unexpected death of Yin-Chieh (“Jeff”) Cheng. Jeff had served as the Company’s Chief Executive Officer, President and Chairman of the Board since December 27, 2018. It is anticipated that Jeff’s shares of common stock and Series A warrants of the Company will be inherited by his mother.

As previously reported on a Current Report on Form 8-K filed by the Company with the SEC on August 8, 2023, the Board of Directors appointed Andy Ching-An Jin as the Company’s Chief Executive Officer, effective July 31, 2023.

As previously reported on a Current Report on Form 8-K filed by the Company with the SEC on August 3, 2023, on July 31, 2023, the Company received a letter from the Nasdaq Listing Qualifications Staff (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) therein stating that due to the resignation of Yih-Yu (“Grace”) Lei from the Company’s Audit Committee of the Board of Directors, the Company no longer complies with Nasdaq’s audit committee requirement as set forth in Listing Rule 5605.

To regain compliance, the Board must appoint an independent director to fill the vacancy on the Audit Committee resulting from Ms. Lei’s resignation. Per the Staff’s letter and consistent with Nasdaq Listing Rule 5605(c)(4), the Company is required to evidence its compliance with Listing Rule 5605 no later than January 23, 2024 (the “Compliance Period”). In the event the Company does not regain compliance by the Compliance Period, Nasdaq rules require the Staff to provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel.

The Company is currently interviewing and evaluating candidates to serve on the Board and the Audit Committee. The notice from Nasdaq has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to be listed on The Nasdaq Capital Market under the symbol “NCRA.”

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with GAAP. In addition, our unaudited consolidated financial statements and the financial data included in this Quarterly Report on Form 10-Q reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed under the section captioned “Cautionary Statement Regarding Forward-Looking Statements” herein and the section captioned “Risk Factors” as well as any other cautionary language contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2022 initially filed with the SEC on March 31, 2023. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

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

Effective December 31, 2020, we entered into a series of contractual agreements with Xin Feng Construction Co., Ltd., a funded limited liability company registered in Taiwan (R.O.C.), whereby we agreed to provide technical consulting and related services to XFC for RAS equipment for fish farms. XFC was engaged in the business of providing construction services to governmental and commercial buildings, including construction indoor fish farms. In November 2022, we decided to shift our focus away from construction services and on November 30, 2022, we entered into a Purchase of Business Agreement with Han-Chieh Shih (the “Purchaser”) pursuant to which we sold our controlling interest of XFC to the Purchaser for a total cash purchase price of $300,000 (the “XFC Sale”). The closing of the XFC Sale occurred on November 30, 2022 and our XFC VIE agreements were terminated in connection with the XFC Sale. As of the filing date of this Annual Report on Form 10-K, we have no intention of providing construction services for indoor RASs and solar sharing fish farms in Taiwan.

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

On June 1, 2023, Gui Zhou Grand Smooth Technology Ltd. (“GZ GST”), one of our wholly owned subsidiaries, entered into that certain Share Purchase Agreement dated as of June 1, 2023, as amended, with Zhe Jiang Xin Shui Hu Digital Information, Ltd. (“Zhe Jiang”), pursuant to which GZ GST acquired all of the issued and outstanding equity securities of Zhe Jiang from the stockholders of Zhe Jiang (the “Zhe Jiang Acquisition”) in exchange for the issuance of 1,500,000 shares of our common stock, par value $0.001 per share. During the initial transaction process and our performing due diligence for the closing, we observed that time constraints have led to certain complexities and challenges in consummating the Acquisition within the originally planned timeframe. We are actively working with Zhe Jiang to resolve such complexities and challenges and will file a Current Report on Form 8-K if and when the Zhe Jiang Acquisition is consummated.

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

We plan to sell RAS equipment and to provide consulting services for the development of fish farms in the U.S. We expect to sell over five thousand tanks in the next five years. Our production facility is to be established in Taiwan, and we plan to sell the systems into the Americas and European countries as well.

We also intend to build fish farming demo sites in the United States in 2024 to promote our fish farming systems to the global market. As of February 16, 2023, we completed the acquisition of 229 acres of land in Montgomery County, Alabama, of which we intend to build RASs on that land for fish farming.

We also intend to expend the fish farming demo sites in Taiwan by adding 20 units of RAS eel farming equipment with outsourcing construction services by the end of 2023, and build the catfish farm in the US by the end of 2024 to promote our fish farming systems to the global market. As of February 16, 2023, we completed the acquisition of 229 acres of land in Montgomery County, Alabama, of which we intend to build RASs on that land for fish farming

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Known Trends and Uncertainties

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality of product as they may substitute lower cost materials to maintain pricing levels. Nocera’s cost base also reflects significant elements for freight, including fuel, which has significantly increased due to the effects of the coronavirus (COVID-19) pandemic and Russia’s military action against Ukraine. Rapid and significant changes in commodity prices such as fuel and plastic may negatively affect our profit margins if Nocera is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives.

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

In February 2022, Russia initiated significant military action against Ukraine. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, and the potential for wider conflict may increase financial market volatility and could have adverse effects on regional and global economic markets, including the markets for certain securities and commodities. Following Russia’s actions, various countries, including the United States, Canada, the United Kingdom, Germany and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. The sanctions consist of the prohibition of trading in certain Russian securities and engaging in certain private transactions, the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and persons and the freezing of Russian assets. The sanctions include a possible commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT,” the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. A number of large corporations and U.S. states have also announced plans to curtail business dealings with certain Russian businesses.

The imposition of the current sanctions (and potential imposition of further sanctions in response to continued Russian military activity) and other actions undertaken by countries and businesses may adversely impact various sectors of the Russian economy, and the military action has severe impacts on the Ukrainian economy, including its exports and food production. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted and may result in a negative impact on the markets and thereby may negatively impact our business, financial condition and results of operation.

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

Effects of COVID-19

COVID-19 has globally resulted in the loss of life, business closures, restrictions on travel and widespread cancellation of social gatherings. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•	new information which may emerge concerning the severity of the disease;

•	the duration and spread of any outbreaks;

•	the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures;

•	regulatory actions taken in response to any outbreaks, which may impact merchant operations, consumer and merchant pricing, and our product offerings;

•	other business disruptions that affect our workforce;

•	the impact on capital and financial markets; and

•	actions taken throughout the world, including in markets in which we operate, to contain any COVID-19 outbreaks or treat its impact.

In addition, the any outbreak of COVID-19 may result in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future.

Since 2021, substantially all our revenues are concentrated in Taiwan pending expansion into other international markets. Consequently, our results of operations will likely be adversely materially affected to the extent that any COVID-19 outbreak or any epidemic harms Taiwan’s economy and society and the global economy in general. Any potential impact to our results will depend on to a large extent, future developments and new information that may emerge regarding the duration and severity of any COVID-19 outbreak and the actions taken by government authorities and other entities to contain any COVID-19 outbreak or treat its impact, almost all of which are beyond our control. If the disruptions posed by any COVID-19 outbreak or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

To the extent any COVID-19 outbreak or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2022 initially filed with the SEC on March 31, 2023.

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

On initial recognition, we may irrevocably designate investments in equity investments that is not held for trading as at FVTOCI.

Investments in equity instruments at FVTOCI are subsequently measured at fair value with gains and losses arising from changes in fair value recognized in other comprehensive income and accumulated in other equity.

Dividends on these investments in equity instruments at FVTOCI are recognized in profit or loss when our right to receive the dividends is established, unless our rights clearly represent a recovery of part of the cost of the investment.

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

We recognize an impairment loss in profit or loss for all financial instruments with a corresponding adjustment to their carrying amount through a loss allowance account, except for investments in debt instruments that are measured at FVTOCI, for which the loss allowance is recognized in other comprehensive income and does not reduce the carrying amount of the financial asset.

c)            Derecognition of financial assets

We derecognize a financial asset only when the contractual rights to the cash flows from the financial asset expire, or when it transfers the financial asset and substantially all the risks and rewards of ownership of the financial asset to another entity.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of June 30, 2023 and 2022 were $ 1,116,183 and $1,916,777, respectively.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of our unaudited condensed consolidated financial position as of June 30, 2023, its consolidated results of operations for the period ended June 30, 2023, cash flows for the year period ended June 30, 2023 and change in equity for the period ended June 30, 2023, as applicable, have been made.

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

(Loss) Earnings per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock.

Results of Operations

The following table sets forth our unaudited consolidated statements of operations for the three and six months ended June 30, 2023 and 2022.

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	$	$	$	$
Net sales	5,327,181	2,184,613	9,165,044	5,103,658
Cost of sales	(5,289,946)	(2,131,064)	(9,059,153)	(4,994,867)
Gross profit	37,235	53,549	105,891	108,791

Operating expenses
General and administrative expenses	(368,667)	(437,364)	(1,428,004)	(1,298,317)
Total operating expenses	(368,667)	(437,364)	(1,428,004)	(1,298,317)

Loss from operations	(331,432)	(383,815)	(1,322,113)	(1,189,526)

Other income (expense)	(880)	1,999	(12,388)	1,999
Loss before income taxes	(332,312)	(381,816)	(1,334,501)	(1,187,527)

Income tax expense	–	(2,161)	–	(2,170)
Net loss	(332,312)	(383,977)	(1,334,501)	(1,189,697)

Less: Net loss attributable to non-controlling interests	(20,938)	–	(35,479)	–
Net loss attributable to the company	(331,374)	(383,977)	(1,299,022)	(1,189,697)

Comprehensive (loss) income
Net loss	(332,312)	(383,977)	(1,334,501)	(1,189,697)
Foreign currency translation gain (loss)	42,882	148,457	19,594	19,226
Total comprehensive loss	(289,430)	(235,520)	(1,314,907)	(1,170,471)

Less: comprehensive loss attributable to non-controlling interest	(8,533)	–	(23,413)	–
Comprehensive loss attributable to the Company	(280,897)	(235,520)	(1,291,494)	(1,170,471)

Loss per share
Basic	(0.0321)	(0.1129)	(0.1368)	(0.1669)
Diluted	(0.0321)	(0.1129)	(0.1368)	(0.1669)

Weighted average number of common shares outstanding
Basic	9,693,587	7,138,587	9,494,692	7,128,642
Diluted	9,693,587	7,138,587	9,494,692	7,128,642

Revenue

Revenue for the three months ended June 30, 2023 was $5,327,181, compared to $2,184,613 for the comparable period in 2022. The revenue for the three months ended June 30, 2023 was mostly generated from Meixin catering business and the fish trading business from NTB with the revenue of $0.7 million and $4.5 million respectively. The increase was mainly because of the development of the sales of eel becoming more mature compared with 2022. There are significant increases in sales locations for the goods and demands of customers for the three months ended June 30, 2023.

Revenue for the six months ended June 30, 2023 was $9,165,044, compared to $5,103,658 for the comparable period in 2022. The revenue for the six months ended June 30, 2023 was mostly generated from Meixin catering business and the fish trading business from NTB with the revenue of $1.3 million and $7.8 million respectively. The increase was mainly because of the development of the sales of eel becoming more mature compared with 2022. There are significant increases in sales locations for the goods and demands of customers for the six months ended June 30, 2023.

Cost of Sales

Cost of Sales for the three months ended June 30, 2023 was $5,289,946, compared to $2,131,064 for the comparable period in 2022. The increase was mainly due to the decrease of fish fry harvesting and the increase of feed price which led to the increasing cost of fish trading business from NTB for the three months ended June 30, 2023.

Cost of Sales for the six months ended June 30, 2023 was $9,059,153, compared to $4,994,867 for the comparable period in 2022. The increase was mainly due to the decrease of fish fry harvesting and the increase of feed price which led to the increasing cost of fish trading business from NTB for the six months ended June 30, 2023.

Gross profit

Gross profit for the three months ended June 30, 2023 was $37,235, compared to $53,549 for the comparable period in 2022. The gross profit for the three months ended June 30 was generated from the fish trading business from NTB with the gross profit of $51,611, and a gross loss of $14,197 generated from Meixin catering business. The decrease was primarily because there was a significant increase in cost of sales from NTB’s fish trading business for the three months ended June 30, 2023.

Gross profit for the six months ended June 30, 2023 was $105,891, compared to $108,791 for the comparable period in 2022. The gross profit for the six months ended June 30, 2023 was mostly generated from Meixin catering business and the fish trading business from NTB with the gross profit of $84,929 and $20,962, respectively. The decrease was primarily because there was a significant increase in cost of sales from NTB’s fish trading business for the six months ended June 30, 2023.

General and administrative expenses

General and administrative expenses were $368,667, for the three months ended June 30, 2023, compared to approximately $437,364 for the comparable period in 2022. This decrease was primarily due to the decrease of audit fees for the three months ended June 30, 2023.

General and administrative expenses were $1,428,004, for the six months ended June 30, 2023, compared to approximately $1,298,317 for the comparable period in 2022. This increase was primarily due to the increase of legal, and audit fees for the six months ended June 30, 2023.

Other expense

Other expense was $880, for the three months ended June 30, 2023, compared to other income of $1,999 for the comparable period in 2022. The other income was interest revenue of bank deposits. The other expense was interest expense for a bank loan. The increase was mainly the effect of interest expense recognized for the three months ended June 30, 2023.

Other expense was $12,388, for the six months ended June 30, 2023, compared to other expense of $1,999 for the comparable period in 2022. The other income was interest revenue of bank deposits. The other expense was interest expense for a bank loan.

Income tax expense

During the three months ended June 30, 2023, we recorded an income tax expense of $nil compared to income tax expense of $2,161 for the comparable period in 2022. The decrease of income tax expense is because we evaluated the income tax impact from XFC for the period ended June 30, 2022.

During the six months ended June 30, 2023, we recorded an income tax expense of $nil compared to income tax expense of $2,170 for the comparable period in 2022. The decrease of income tax expense is because we evaluated the income tax impact from XFC for the period ended June 30, 2022.

Net income attributable to the Company

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the three months ended June 30, 2023 was $311,374 compared to net loss attributable to us (excluding net loss attributable to non-controlling interest) of $383,977 for the comparable period in 2022. The decrease was primarily due to the decrease of general and administrative expenses for the three months ended June 30, 2023.

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the six months ended June 30, 2023 was $1,299,022, compared to a net loss attributable to us (excluding net loss attributable to non-controlling interest) of $1,189,697 for the comparable period in 2022. The decrease was primarily due to the decrease of general and administrative expenses for the six months ended June 30, 2023.

Liquidity and Capital Resources

We had net cash used by operating activities for the period ended June 30, 2023 and the cash balance was $1,116,183 as of June 30, 2023. We believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements. We continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. Management is also focused on growing our existing product offering, as well as our customer base, to increase our revenues. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, however, management believes that our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

To date, we have funded our operations through revenues, loans from our officers, and the issuance of equity securities.

Since the net asset balance as of June 30, 2023 was $5,479,393, there is no substantial doubt as to our ability to continue as a going concern.

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

The following table provides detailed information about our net cash flows for the periods indicated:

	For the six months ended June 30,
	2023	2022
	$	$
Net cash used in operating activities	(649,888)	(641,848)
Net cash used in investing activities	(1,057,870)	–
Net cash used in financing activities	(81,034)	(26,845)
Effect of the exchange rate change on cash	(1,100)	(175,220)
Decrease in cash	(1,789,891)	(843,913)

Net cash used in operating activities

Net cash used in operating activities amounted to $649,888 for the six months ended June 30, 2023. This reflected a net loss of $1,334,501, consultancy services settled by equities of $521,100, depreciation of $81,608 and share-based compensation of $132,955.

Net cash used in operating activities amounted to $641,848 for the six months ended June 30, 2022. This reflected the effect of changes in operating assets and liabilities including decreases in advanced receipts in the amount of $581,885.

Net cash used in investing activities

Net cash used in investing activities was $1,057,870 for the year ended June 30, 2023, which were primarily attributable to the purchase of land and investment funds.

Net cash used by financing activities

Net cash used by financing activities amounted to $81,034 for the six months ended June 30, 2023, which was repayment of bank loans.

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

Please refer to Note 2 above.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, due to the presence of material weaknesses described below, our disclosure controls and procedures were not effective.

The following material weaknesses in our disclosure controls and procedures at June 30, 2023 were:

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

We expect to remediate these material weaknesses in the second half of 2023. However, we may discover additional material weaknesses that may require additional time and resources to remediate. Our remediation process includes, but not limited to:

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

Changes in Internal Control Over Financial Reporting

 There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2023 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2022, initially filed with the SEC on March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 6, 2023, Yin-Chieh Cheng, our former President and Chief Executive Officer, purchased 20,000 shares of our common stock on the open market for an average price of $1.58 per share.

On June 7, 2023, Yin-Chieh Cheng, our former President and Chief Executive Officer, purchased 23,000 shares of our common stock on the open market for an average price of $1.59 per share.

The foregoing issuances pursuant to the exemption from the registration requirements of the Securities Act afforded the Company pursuant to Section 4(a)(2) promulgated thereunder since they were isolated issuances and not made in connection with a public offering of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events:

As previously reported on a Current Report on Form 8-K filed by the Company with the SEC on July 13, 2023, the Company regrettably announced the unexpected death of Yin-Chieh (“Jeff”) Cheng. Jeff had served as the Company’s Chief Executive Officer, President and Chairman of the Board since December 27, 2018. It is anticipated that Jeff’s shares of common stock and Series A warrants of the Company will be inherited by his mother.

As previously reported on a Current Report on Form 8-K filed by the Company with the SEC on August 8, 2023, the Board of Directors appointed Andy Ching-An Jin as the Company’s Chief Executive Officer, effective July 31, 2023.

As previously reported on a Current Report on Form 8-K filed by the Company with the SEC on August 3, 2023, on July 31, 2023, the Company received a letter from the Nasdaq Listing Qualifications Staff (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) therein stating that due to the resignation of Yih-Yu (“Grace”) Lei from the Company’s Audit Committee of the Board of Directors, the Company no longer complies with Nasdaq’s audit committee requirement as set forth in Listing Rule 5605.

To regain compliance, the Board must appoint an independent director to fill the vacancy on the Audit Committee resulting from Ms. Lei’s resignation. Per the Staff’s letter and consistent with Nasdaq Listing Rule 5605(c)(4), the Company is required to evidence its compliance with Listing Rule 5605 no later than January 23, 2024 (the “Compliance Period”). In the event the Company does not regain compliance by the Compliance Period, Nasdaq rules require the Staff to provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel.

The Company is currently interviewing and evaluating candidates to serve on the Board and the Audit Committee. The notice from Nasdaq has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to be listed on The Nasdaq Capital Market under the symbol “NCRA.”

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

___________________________

* **	Filed herewith. Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Date: August 21, 2023	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

