Form 10-K/A
period 2022-12-31
NOCERA, INC.
filed 2023-09-06
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

There were 10,019,295 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 31, 2023.

NOCERA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2022

i

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (the “Amendment No. 2”) to the Annual Report on Form 10-K of Nocera, Inc. (the “Company”) for the year ended December 31, 2022 (the “Original Form 10-K”) is being filed by the Company in response to a comment letter, dated August 2, 2023, received by the Company from the Securities and Exchange Commission regarding Amendment No. 1 to the Original Form 10-K filed on July 10, 2022 (the “Amendment No. 1”). This Amendment No. 2 amends the following sections of the Original Form 10-K, as amended by Amendment No. 1:

(i)	To clarify in “Operations Overview” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (the MD&A”) that in connection with our November 2022 sale of our controlling interest in Xin Feng Construction Co., Ltd. (“XFC”), a construction company engaged in providing construction services for governmental and commercial buildings, including construction of indoor fish farms in Taiwan, we no longer have any intentions of providing the construction services of indoor RASs and solar sharing fish farms in Taiwan. However, we intend to sell equipment and to provide consulting services for the RAS equipment and expand the demo fish farm site with outsourcing construction services in Taiwan.

(ii)	To amend the results of operations in the MD&A to reflect the restated financial statements (as discussed below);

(iii)	To amend Item 8. Financial Statements to include an amended Audit Report to include a “Critical Audit Matter” and a paragraph regarding the restatement of the financial statements in connection with XFC as a discontinued operation; and

(iv)	To file restated financial statements reflecting XFC as a discontinued operation in Item 8. Financial Statements.

In connection with the filing of this Amendment No. 2, the Company is refiling exhibits 31.1, 31.2, 32.1 and 32.2 under Item 16. Exhibits of Form 10-K.

Except as described above, no other amendments are being made to the Original Form 10-K, as amended by Amendment No. 1. This Amendment No. 2 does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

The following table sets forth our consolidated statements of operations for the years ended December 31, 2022 and 2021.

Consolidated Statements of Operations

	For the years ended December 31,
	2022	2021
Net Sales	$14,102,138	$3,844,222
Cost of sales	(13,846,172)	(3,770,412)
Gross profit	255,966	73,810

Operating expenses
General and administrative expenses	(2,772,102)	(10,205,821)
Total operating expenses	(2,772,102)	(10,205,821)

Other income (expense)	417,999	309
Net loss from continuing operations before income taxes	(2,098,137)	(10,131,702)

Income tax (expense) benefit	23,808	(9,421)
Net loss from continuing operations	(2,074,329)	(10,141,123)

Net loss (income) from discontinued operations
Loss on disposal	(2,569,975)	–
(Loss) income from discontinued operations	(92,285)	522,044
	(2,662,260)	–
Net loss	$(4,736,589)	$(9,619,079)

Comparison of Results of Operations for the years ended December 31, 2022 and December 31, 2021

Revenue

The revenue of the company for the year ended December 31, 2022 was approximately $14.1 million compared to approximately $3.84 million for the comparable period in 2021. The revenue for the year ended December 31, 2022 was mostly generated from Meixin catering business and the fish trading business from NTB with the revenue of $1.6 million and $12.4 million respectively. The revenue for the year ended December 31, 2021 was generated from fish trading business from NTB. As of December 31, 2021, JC Development Co., Ltd. (“JCD”) and us have mutually agreed to terminate of the Regional Agency Cooperation Agreement dated as of September 2019, as amended by the Regional Agency Cooperation Supplementary Agreement dated as of May 31, 2020, by and between Grand Smooth Inc Ltd and JCD.

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

For the year ended December 31, 2022 and 2021, our foreign currency translation adjustment was $89,688 and $63,676 of sales and income, respectively.

Gross profit

Gross profit for the year ended December 31, 2022 was approximately $255,000, compared to approximately $73,000 for the comparable period in 2021. The gross profit for the year ended December 31, 2022 was mostly generated from Meixin catering business and the fish trading business from NTB with the revenue of $120,000 and $130,000, respectively. The increase of gross profit margin was mainly because in 2022, we had increased the fish trading business and the acquisition of Meixin of its catering business that leads to the increase of revenue recognition.

The operating loss incurred in NTB fish trading business is primarily attributed to administrative expenses, amounting to approximately $260,000. We are confident that profitability can be achieved by optimizing management expenses and enhancing profit margins.

General and administrative expenses

General and administrative expenses were $2.77 million, for the year ended December 31, 2022, compared to $10.2 million for the comparable period in 2021. The significant decrease was mainly because in 2021 we recognized significant share based compensation expenses to employees and consultants for professional services.

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

	As Restated
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

•	On April 1, 2021, we entered in a securities purchase agreement with certain investors for an aggregate of 80,000 shares of its preferred stock at a per share purchase price of $2.50. As part of the transaction, the investors received one Class C warrant and one Class D warrant for the subscription of each preferred share. Each Class C warrant consist of the right to purchase up one share of common stock to at an exercise price of $3.75 per share exercisable for 36 months from the date of issuance. Each Class D warrants consist of the right to purchase one share of our common stock at an exercise price of $7.50 per share exercisable for 36 months from the date of issuance. The subscription was completed on August 10, 2021

•	In August 2021, we issued 80,000 shares of preferred shares of $0.001 each at an issue price of $2.50 per share to certain investors credited as fully paid.

•	On September 27, 2021, we entered into securities purchase agreements with investors, pursuant to which we issued in a registered direct offering, an aggregate of 32,000 shares of our common stock at a per share purchase price of $3.75. In addition, the investors also received one Class C Warrant and one Class D Warrant for the subscription of each preferred share. On December 31, 2021, we consummated a private offering of 278,667 units at a purchase price of $7.50 per unit to 28 investors for gross proceeds of $2,090,000. Each unit consisted of one share of the Company’s common stock and an “equity kicker” of one share of our common stock, for a total of 557,334 shares of common stock.

•	On August 10, 2022, our Registration Statement relating to the Public Offering was declared effective by the SEC. The Public Offering consisted of 1,880,000 units at a public offering price of $3.50 per unit, with each unit consisting of (i) one (1) share of our common stock and (ii) a warrant to purchase two (2) shares of our common stock. We received total gross proceeds of $6.58 million from the Public Offering and after deducting the underwriting commissions, discounts and offering expenses, we received net proceeds of approximately $5.3 million. On August 11, 2022, the shares of our common stock began trading on The Nasdaq Stock Market LLC under the symbol “NCRA.” The Shares and the Warrants comprising the units were immediately separable and issued separately in the Public Offering, which closed on August 15, 2022. In connection with the Public Offering and pursuant to the underwriting agreement between the underwriters named therein and us, we granted the underwriters a 45-day option to purchase up to 282,000 additional shares of our common stock and warrants, equivalent to 15% of the units sold in the Public Offering, at the public offering price of $3.50 per unit, less underwriting discounts and commissions, to cover over-allotments, if any. On September 23, 2022, the underwriters exercised their option to purchase an additional 282,000 warrants from us for gross proceeds of $2,820. The warrants were issued to the underwriters on September 26, 2022.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the years ended December 31,
	2022	2021
Net cash provided by (used in) provided by operating activities	$(1,771,551)	$203,103
Net cash (used in) provided by investing activities	(4,030,834)	25,067
Net cash (used in) provided by financing activities	6,288,391	1,203,833
Net effect of the exchange rate change on cash and cash equivalents	(23,941)	(11,525)
Increase in cash and cash equivalents	$462,065	$1,420,478

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

ITEM 8. FINANCIAL STATEMENTS

The financial statements immediately follow the signature page of this Form 10-K/A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The following Financial Statements and Supplementary Data of Nocera, Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Balance Sheets at December 31, 2022 and 2021;

•	Statements of Operations for the years ended December 31, 2022 and 2021;

•	Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2022 and 2021;

•	Statements of Cash Flows for the years ended December 31, 2022 and 2021; and

•	Notes to Financial Statements.

2. Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
3.1	Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.2 to Form 10-K filed on March 23, 2022.
3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.6 to Form 10-K filed on March 23, 2022.
3.3	Certificate of Amendment of Articles of Incorporation of the Registrant	Filed as Exhibit 3.7 to Form 10-K filed on March 23, 2022.
3.4	Certificate of Change of the Registrant	Filed as Exhibit 3.3 to Form 10-12G filed on October 19, 2018.
3.5	Amended and Restated Bylaws of the Registrant	Filed as Exhibit 3.1 to Form 8-K filed on February 28, 2022.
3.6	Articles of Incorporation of GSI Acquisition Corp.	Filed as Exhibit 3.3 to Form 8-K12G3 filed on January 31, 2019.
3.7	Articles of Association of Grand Smooth Inc Limited	Filed as Exhibit 3.4 to Form 8-K12G3 filed on January 31, 2019.
3.8	Agreement and Plan of Merger, dated as of December 27, 2018, by and among the Registrant, Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 10.1 to Form 8-K filed on December 31, 2018.
3.9	Amended Agreement and Plan of Merger, dated as of December 27, 2018, and effective as of December 31, 2018, by and among the Registrant, Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
3.10	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited	Filed as Exhibit 3.5 to Form 8-K12G3 filed on January 31, 2019.
4.1	Description of Nocera, Inc.’s securities registered under section 12 of the Securities Exchange Act of 1934, as amended	Filed as Exhibit 4.1 to Form 10-K filed on March 23, 2022.
10.1†	2018 Nocera, Inc. Stock Option and Award Incentive Plan	Filed as Exhibit 10.2 to Form 8-K12G3 filed on January 31, 2019.
10.2	Share Exchange Agreement	Filed as Exhibit 10.1 to Form 8-K12G3 filed on January 31, 2019.
10.3†	Consulting Agreement dated as of December 27, 2018, between Nocera, Inc. and Yin-Chieh Cheng	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
10.4	Regional Agency Cooperation Agreement dated as of September 2019, by and between Grand Smooth Inc Ltd and Jie Hao Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on October 30, 2019.

10.5	Procare International Co., Limited Project Contract	Filed as Exhibit 10.1 to Form 8-K filed on January 10, 2020.
10.6	Regional Agency Cooperation Supplementary Agreement dated as of May 31, 2020, by and between Grand Smooth Inc Ltd and JC Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on June 19, 2020.
10.7	Consulting Agreement dated as of May 15, 2020, between Nocera, Inc. and Atlanta Capital Partners, LLC	Filed as Exhibit 10.2 to Form 8-K filed on June 19, 2020.
10.8	Settlement Agreement and Release dated as of October 8, 2020, by and between Guizhou Wan Feng Hu Zhi Shui Chan Company, Ltd. and Nocera, Inc.	Filed as Exhibit 10.4 to Form 10-Q filed on November 16, 2020.
10.9	Exchange Agreement, Consent, and Representations dated as of December 31, 2020 of the Registrant and Agreement and Plan of Share Exchange for VIE Interest dated as of December 31, 2020, by and between Nocera, Inc., Xin Feng Construction Co. Ltd., and Shunda Feed Co. Ltd	Filed as Exhibit 2.1 to Form 8-K filed on January 4, 2021.
10.10	Voting Rights Proxy Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on January 4, 2021.
10.11	Exclusive Business Cooperation Agreement dated as of December 31, 2020, by and among Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.2 to Form 8-K filed on January 4, 2021.
10.12	Equity Pledge Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.3 to Form 8-K filed on January 4, 2021.
10.13	Exclusive Call Option Agreement dated as of December 31, 2020, by and among Nocera, Inc., Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.4 to Form 8-K filed on January 4, 2021.
10.14	Subscription Agreement dated as of April 1, 2021, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.4 to Form 10-Q filed on May 17, 2021.
10.15	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Shih-Chung Lin	Filed as Exhibit 10.15 to Form 10-K filed on March 23, 2022.
10.16	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.16 to Form 10-K filed on March 23, 2022.
10.17†	Employment Agreement dated as of August 16, 2019, by and between Nocera, Inc. and Shun-Chih Chuang	Filed as Exhibit 10.18 to Form 10-K filed on March 23, 2022.
10.18†	Employment Agreement dated as of January 3, 2022, by and between Nocera, Inc. and Gerald H. Lindberg	Filed as Exhibit 10.15 to Form S-1 filed on July 20, 2022.
10.19†	Addendum, dated December 31, 2021, to that certain Employment Agreement, dated August 16, 2019, between Nocera, Inc. and Shun-Chih Chuang	Filed as Exhibit 10.15 to Form S-1 filed on July 20, 2022.
10.20†	Employment Agreement, dated September 1, 2022, between Nocera, Inc. and Mr. Hong-Wen Ruan	Filed as Exhibit 10.1 to Form 8-K filed on September 1, 2022.
10.21	VIE Purchase, dated September 7, 2022, between Nocera, Inc., Meixin Institutional Food Development Co., Ltd., and the Selling Stockholder	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.22	Voting Rights Proxy Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.23	Exclusive Business Cooperation Agreement, September 7, 2022, between Nocera, Inc. and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.24	Equity Pledge Agreement, dated September 7, 2022, between Nocera, Inc. the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.

10.25	Exclusive Call Option Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.26	Real Estate Purchase Agreement, dated September 8, 2022	Filed as Exhibit 10.1 to Form 8-K filed on September 13, 2022.
10.27	Farmers Vending Co. Ltd. Purchase Agreement dated as of September 26, 2022, by and between Farmers Vending Machine Co. Ltd. and Nocera, Inc.	Filed as Exhibit 10.2 to Form 8-K filed on September 30, 2022.
10.28	Purchase of Business Agreement dated as of November 30, 2022, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.1 to Form 8-K filed on December 2, 2022.
14.1	Code of Ethics	Filed as Exhibit 14.1 to Form S-1 filed on July 20, 2022
21.1	List of Subsidiaries of Nocera, Inc.	Filed as Exhibit 21.1 to Form 10-K filed on March 31, 2023
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
99.1	Audit Committee Charter	Filed as Exhibit 99.1 to Form S-1 filed on July 20, 2022.
99.2	Compensation Committee Charter	Filed as Exhibit 99.2 to Form S-1 filed on July 20, 2022.
99.3	Nominating and Corporate Governance Committee Charter	Filed as Exhibit 99.3 to Form S-1 filed on July 20, 2022.
101	Interactive Data Files	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Schema Document	*
101.CAL	Inline XBRL Calculation Linkbase Document	*
101.DEF	Inline XBRL Definition Linkbase Document	*
101.LAB	Inline XBRL Label Linkbase Document	*
101.PRE	Inline XBRL Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

________________________

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of Nocera, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 2 to the Annual Report on Form 10-K/A.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

/s/ Andy Chin-An Jin	September 6, 2023
Andy Chin-An Jin
Chief Executive Officer

/s/ Shun-Chih Chuang	September 6, 2023
Shun-Chih Chuang
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andy Chin-An Jin	September 6, 2023
Andy Chin-An Jin
Chief Executive Officer

/s/ Shun-Chih Chuang	September 6, 2023
Shun-Chih Chuang
Chief Financial Officer

/s/ Gerald H. Lindberg	September 6, 2023
Gerald H. Lindberg
Corporate Secretary and Director

/s/ Thomas A. Steele	September 6, 2023
Thomas A. Steele
Director

/s/ Hui Ying Zhuang	September 6, 2023
Hui Ying Zhuang
Director

NOCERA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nocera, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nocera, Inc. and its subsidiaries (the “Group”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year then ended, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on the Group’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Hong Kong, China

March 31, 2023

PCAOB ID 2769

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nocera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nocera, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Restatement of 2022 Financial Statements

As discussed in Note 1 to the consolidated financial statements, the accompanying 2022 and 2021 consolidated financial statements have been restated to correct certain misstatements. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Group’s auditor since 2020.

Hong Kong, China

September 6, 2023 except for the effects of the restatement as described in Note 1, as to which the date is March 31, 2023

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

See notes to the consolidated financial statements which are an integral part of these audited financial statements

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars, except share and per share data)

	As Restated
	For the years ended
	December 31,
	2022	2021

Revenue	$14,102,138	$3,844,222
Cost of revenues	(13,846,172)	(3,770,412)
Gross profit	255,966	73,810

Operating expenses
General and administrative expenses	(2,772,102)	(10,205,821)
Total operating expenses	(2,772,102)	(10,205,821)

Other (expenses) income, net
Interest (expenses) income, net	–	–
Equity investment loss	–	–
Impairment of deposits for property and equipment	–	–
Impairment of long-term investments	–	–
Other (expenses) income	417,999	309
Total other (expenses) income, net	417,999	309

Net loss from continuing operations before income taxes	(2,098,137)	(10,131,702)

Income tax expenses	23,808	(9,421)
Net loss from continuing operations	(2,074,329)	(10,141,123)

Net loss from discontinued operations
Loss on disposal	(2,569,975)	–
(Loss) income from discontinued operations	(92,285)	522,044
Net (loss) income from discontinued operations	(2,662,260)	522,044

Net loss	(4,736,589)	(9,619,079)
Less: Net loss (income) attributable to non-controlling interests	(76,319)	–
Net loss attributable to Nocera Shareholders	(4,812,908)	(9,619,079)

Other Comprehensive loss
Foreign currency translation adjustment	(89,688)	(63,676)
Comprehensive loss	$(4,826,277)	$(9,682,755)

Less: Total comprehensive loss (income) attributable to non-controlling interests	(76,319)	–
Comprehensive loss attributable to Nocera Shareholders	$(4,902,596)	$(9,682,755)

Loss per share - basic and diluted	(0.6111)	(1.5749)
Net loss per share from continuing operations – basic and diluted	(0.2731)	(1.6604)
Net (loss) income per share from discontinued operations – basic and diluted	(0.3380)	0.0855

Weighted Average Shares Outstanding - Basic and Diluted	7,876,367	6,107,727

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

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	December 31, 2022	December 31, 2021
	$	$
Cash flows from operating activities:
Net loss	(4,736,589)	(9,619,079)
Less: net (loss) income from discontinued operations	(2,662,260)	522,044
Net loss from continuing operations	(2,074,329)	(10,141,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	66,907	6,127
Amortization	4,891	–
Loss on disposal of XFC	2,569,975	–
Deferred income tax	(22,703)	2,258
Changes in fair value of warranty liabilities	–	24,800
Consultancy services settled by equities	795,500	3,045,150
Share-based compensation	413,453	6,638,371
Changes in operating assets and liabilities:
Accounts receivable, net	(95,262)	(693)
Inventories	5,382	18,210
Advance to suppliers	–	–
Prepaid expenses and other assets, net	(1,989,716)	1,549,585
Retention receivables	(130,434)	–
Notes payable	–	–
Accounts payable	2,631	(18,801)
Other payables and accrued liabilities	(54,526)	49,463
Income tax payable	(4,712)	6,632
Advance receipts	42,880	–
Net cash (used in) provided by operating activities from continuing operations	(470,063)	1,179,979
Net cash used in operating activities from discontinued operations	(1,301,488)	(976,876)
Net cash (used in) provided by operating activities	(1,771,551)	203,103

Cash flows from investing activities
Purchase of property and equipment	–	25,067
Proceeds from disposal of XFC	300,082	–
Cash acquired from merger	7,824	–
Cash disposed upon termination of VIE	(46,564)	–
Net cash outflow upon acquisition of a subsidiary	(4,292,176)	–
Net cash used in investing activities from continuing operations	(4,030,834)	25,067
Net cash used in investing activities from discontinued operations	–	–
Net cash (used in) provided by investing activities	(4,030,834)	25,067

Cash flows from financing activities:
Proceeds from related parties	–	(1,596,150)
Proceeds from common stock and warrant issuance	–	120,000
Proceeds from preferred stock and warrant issuance	–	200,000
Proceeds from issuance of common stock	5,666,124	2,090,000
Proceeds from issuance of IPO warrant	2,820	–
Proceeds from secured other borrowings	619,447	–
Repayment of short-term bank loan	–	(487,826)
Net cash provided by financing activities from continuing operations	6,288,391	326,024
Net cash provided by financing activities from discontinued operations	–	877,809
Net cash provided by financing activities	6,288,391	1,203,833

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(985,097)	406,630
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	961,156	(418,155)
Net effect of exchange rate changes on cash and cash equivalents	(23,941)	(11,525)

Increase in cash and cash equivalents from continuing operations	802,397	1,937,700
Decrease in cash and cash equivalents from discontinued operations	(340,332)	(517,222)
Net increase in cash and cash equivalents	462,065	1,420,478

Cash and cash equivalents from continuing operations, beginning of year	2,103,677	165,977
Cash and cash equivalents from discontinued operations, beginning of year	340,332	857,554
Cash and cash equivalents at beginning of year	2,444,009	1,023,531

Cash and cash equivalents at end of year	2,906,074	2,444,009
Less: Cash and cash equivalents from discontinued operations, end of year	–	(340,332)
Cash and cash equivalents form continuing operations, end of year	2,906,074	2,103,677

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On June 5, 2023, the Staff of the U.S. Securities and Exchange Commission released a statement highlighting a number of financial reporting considerations for 2022 Annual report (“10-K”) (the “SEC Staff Statement”). The SEC Staff Statement highlighted potential accounting implications of certain terms that should separately disclosed the discontinued operations and continued operations financials in both consolidated statement of operations and comprehensive loss and the cash flow. The SEC Staff Statement clarified guidance for disclosure for discontinued operations and continued operations financial at each reporting period.

In light of the SEC Staff Statement, the Company reevaluated the accounting treatment of the discontinued operations and continued operations on the consolidated statement of operations and comprehensive loss and the cash flow as of December 31, 2022. The Company determined that the VIE disposal in the last month of the year did not need to separately disclose. However, the guidance stated that the company should be classified as discontinued operations.

With this restatement, the consolidated statements are now appropriately classified as discontinued operation and continued operation on the Company’s consolidated statement of operations and comprehensive loss and the cash flow as of December 31, 2022.

The adjustments related to the discontinued operations and continued operations had a non-cash impact; as such, the statement of cash flows for the year ended December 31, 2022 reflects an adjustment to separately disclose the financial impact on continued operations and discontinued operations.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of December 31, 2022 and for the year then ended. The previously reported amounts reflect those included in the Original Filing of our Annual Report on Form 10-K as of and for the years ended December 31, 2022 filed with the SEC on March 31, 2023. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the change in classification of discontinued operation on the balance sheet, with subsequent changes in disclosure recognized in the statement of operations at each reporting date. Also included in the amounts labeled “Adjustment” is the effect reallocated from original financial to separate discontinued operations and continued operations in the statement.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars, except share and per share data)

	For the Year Ended December 31, 2022
	As Filed	Restatement Adjustment	As Restated

Revenue	$16,338,754	$(2,236,616)	$14,102,138
Cost of revenues	(16,071,659)	2,225,487	(13,846,172)
Gross profit	267,095	(11,129)	255,966

Operating expenses
General and administrative expenses	(5,447,303)	2,675,201	(2,772,102)
Total operating expenses	(5,447,303)	2,675,201	(2,772,102)
Loss from operations	(5,180,208)	5,180,208	–
Other income (expense)	419,811	(419,811)	–
Loss before income taxes	(4,760,397)	4,760,397	–
Income tax benefit	23,808	(23,808)	–
Net loss	(4,736,589)	4,736,589	–
Less: Net income attributable to non-controlling interests	(76,319)	76,319	–
Net loss attributable to the company	(4,812,908)	4,812,908	–

Other (expenses) income, net
Interest (expenses) income, net	–	–	–
Equity investment loss	–	–	–
Impairment of deposits for property and equipment	–	–	–
Impairment of long-term investments	–	–	–
Other (expenses) income	–	417,999	417,999
Total other (expenses) income, net	–	417,999	417,999

Net loss from continuing operations before income taxes	–	(2,098,137)	(2,098,137)

Income tax expenses	–	23,808	23,808
Net loss from continuing operations	–	(2,074,329)	(2,074,329)

Net loss from discontinued operations
Loss on disposal	–	(2,569,975)	(2,569,975)
(Loss) income from discontinued operations	–	(92,285)	(92,285)
Net (loss) income from discontinued operations	–	(2,662,260)	(2,662,260)

Net loss	–	(4,736,589)	(4,736,589)
Less: Net loss (income) attributable to non-controlling interests	–	(76,319)	(76,319)
Net loss attributable to Nocera Shareholders	$–	$(4,812,908)	$(4,812,908)

Other Comprehensive loss
Foreign currency translation adjustment	(89,688)	–	(89,688)
Comprehensive loss	(4,826,277)	–	(4,826,277)
Less: Total comprehensive loss (income) attributable to non-controlling interests	(76,319)	–	(76,319)
Comprehensive loss attributable to Nocera Shareholders	$(4,902,596)	$–	$(4,902,596)

Loss per share – basic and diluted	(0.6111)	–	(0.6111)
Net loss per share from continuing operations – basic and diluted	(0.2731)	–	(0.2731)
Net (loss) income per share from discontinued operations – basic and diluted	(0.3380)	–	(0.3380

Weighted Average Shares Outstanding – Basic and Diluted	7,876,367	–	7,876,367

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars, except share and per share data)

	For the Year Ended December 31, 2021
	As Filed	Restatement Adjustment	As Restated

Revenue	$9,945,325	$(6,101,103)	$3,844,222
Cost of revenues	(9,000,733)	2,869,679	(3,770,412)
Gross profit	944,592	(870,782)	73,810

Operating expenses
General and administrative expenses	(10,419,684)	213,863	(10,205,821)
Total operating expenses	(10,419,684)	213,863	(10,205,821)
Loss from operations	(9,475,092)	(9,475,092)	–
Other income (expense)	(4,055)	(4,055)	–
Loss before income taxes	(9,479,147)	(9,479,147)	–
Income tax benefit	(139,932)	(139,932)	–
Net loss	(9,619,079)	(9,619,079)	–
Less: Net income attributable to non-controlling interests	–	–	–
Net loss attributable to the company	(9,619,079)	(9,619,079)	–

Other (expenses) income, net
Interest (expenses) income, net	–	–	–
Equity investment loss	–	–	–
Impairment of deposits for property and equipment	–	–	–
Impairment of long-term investments	–	–	–
Other (expenses) income	–	309	309
Total other (expenses) income, net	–	309	309

Net loss from continuing operations before income taxes	–	(10,131,702)	(10,131,702)

Income tax expenses	–	(9,421)	(9,421)
Net loss from continuing operations	–	(10,141,123)	(10,141,123)

Net loss from discontinued operations
Loss on disposal	–	–	–
(Loss) income from discontinued operations	–	522,044	522,044
Net (loss) income from discontinued operations	–	522,044	522,044

Net loss	–	(9,619,079)	(9,619,079)
Less: Net loss (income) attributable to non-controlling interests	–	–	–
Net loss attributable to Nocera Shareholders	$–	$(9,619,079)	$(9,619,079)

Other Comprehensive loss
Foreign currency translation adjustment	(63,676)	–	(63,676)
Comprehensive loss	(9,682,755)	–	(9,682,755)
Less: Total comprehensive loss (income) attributable to non-controlling interests	–	–	–
Comprehensive loss attributable to Nocera Shareholders	$(9,682,755)	$–	$(9,682,755)

Loss per share – basic and diluted	(1.0757)	(0.4992)	(1.5749)
Net loss per share from continuing operations – basic and diluted	(1.0757)	(0.5847)	(1.6604)
Net (loss) income per share from discontinued operations – basic and diluted	0.0855	–	0.0855

Weighted Average Shares Outstanding – Basic and Diluted	6,107,727	–	6,107,727

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the Year Ended December 31, 2022
	As Filed	Restatement Adjustment	As Restated
	$	$	$

Cash flows from operating activities:
Net loss	(4,736,589)	–	(4,736,589)
Less: net (loss) income from discontinued operations	–	(2,662,260)	(2,662,260)
Net loss from continuing operations	–	(2,074,329)	(2,074,329)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	66,907	–	66,907
Amortization	4,891	–	4,891
Loss on disposal of XFC	2,569,975	–	2,569,975
Deferred income tax	(22,703)	–	(22,703)
Changes in fair value of warranty liabilities	–	–	–
Consultancy services settled by equities	795,500	–	795,500
Share-based compensation	413,453	–	413,453
Changes in operating assets and liabilities:
Accounts receivable, net	89,801	(185,063)	(95,262)
Inventories	1,221,285	(1,215,903)	5,382
Advance to suppliers	(69,229)	69,229	–
Prepaid expenses and other assets, net	(384,239)	(1,605,477)	(1,989,716)
Retention receivables	67,587	(198,021)	(130,434)
Notes payable	(89,591)	89,591	–
Accounts payable	(612,494)	615,125	2,631
Other payables and accrued liabilities	96,506	(151,032)	(54,526)
Income tax payable	(342,563)	337,851	(4,712)
Advance receipts	(979,474)	1,022,354	42,880
Net cash (used in) provided by operating activities from continuing operations	–	(470,063)	(470,063)
Net cash used in operating activities from discontinued operations	–	(1,301,488)	(1,301,488)
Net cash (used in) provided by operating activities	(1,910,977)	139,426	(1,771,551)

Cash flows from investing activities
Purchase of property and equipment	–	–	–
Proceeds from disposal of XFC	300,082	–	300,082
Cash acquired from merger	7,824	–	7,824
Cash disposed upon termination of VIE	(46,564)	–	(46,564)
Net cash outflow upon acquisition of a subsidiary	(4,292,176)	–	(4,292,176)
Net cash used in investing activities from continuing operations	–	(4,030,834)	(4,030,834)
Net cash used in investing activities from discontinued operations	–	–	–
Net cash (used in) provided by investing activities	(4,030,834)	–	(4,030,834)

Cash flows from financing activities:
Proceeds from related parties	–	–	–
Proceeds from common stock and warrant issuance	–	–	–
Proceeds from preferred stock and warrant issuance	–	–	–
Proceeds from issuance of common stock	5,666,124	–	5,666,124
Proceeds from issuance of IPO warrant	2,820	–	2,820
Proceeds from secured other borrowings	619,447	–	619,447
Repayment of short-term bank loan	–	–	–
Net cash provided by financing activities from continuing operations	–	6,288,391	6,288,391
Net cash provided by financing activities from discontinued operations	–	–	–
Net cash provided by financing activities	6,288,391	–	6,288,391

Effect of exchange rate changes on cash and cash equivalents from continuing operations	–	(985,097)	(985,097)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	–	961,156	961,156
Net effect of exchange rate changes on cash and cash equivalents	115,485	(139,426)	(23,941)

Increase in cash and cash equivalents from continuing operations	–	802,397	802,397
Decrease in cash and cash equivalents from discontinued operations	–	(340,332)	(340,332)
Net increase in cash and cash equivalents	462,065	–	462,065

Cash and cash equivalents from continuing operations, beginning of year	–	2,103,677	2,103,677
Cash and cash equivalents from discontinued operations, beginning of year	–	340,332	340,332
Cash and cash equivalents at beginning of year	2,444,009	–	2,444,009

Cash and cash equivalents at end of year	2,906,074	–	2,906,074
Less: Cash and cash equivalents from discontinued operations, end of year	–	–	–
Cash and cash equivalents form continuing operations, end of year	–	2,906,074	2,906,074

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the Year Ended December 31, 2021
	As Filed	Restatement Adjustment	As Restated
	$	$	$
Cash flows from operating activities:
Net loss	(9,619,079)	–	(9,619,079)
Less: net (loss) income from discontinued operations	–	522,044	522,044
Net loss from continuing operations	–	(10,141,123)	(10,141,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	6,127	–	6,127
Amortization	–	–	–
Loss on disposal of XFC	–	–	–
Deferred income tax	2,258	–	2,258
Changes in fair value of warranty liabilities	24,800	–	24,800
Consultancy services settled by equities	3,045,150	–	3,045,150
Share-based compensation	6,638,371	–	6,638,371
Changes in operating assets and liabilities:
Accounts receivable, net	(252,338)	251,645	(693)
Inventories	278,100	259,890	18,210
Advance to suppliers	(40,563)	(40,563)	–
Prepaid expenses and other assets, net	(66,232)	1,615,817	1,549,585
Retention receivables	395,579	395,579	–
Notes payable	(99,106)	(99,106)	–
Accounts payable	10,092	(28,893)	(18,801)
Other payables and accrued liabilities	103,599	(54,136)	49,463
Income tax payable	92,346	(85,714)	6,632
Advance receipts	(267,375)	(267,375)	–
Net cash (used in) provided by operating activities from continuing operations	–	1,179,979	1,179,979
Net cash used in operating activities from discontinued operations	–	(976,876)	(976,876)
Net cash (used in) provided by operating activities	251,729	(48,626)	203,103

Cash flows from investing activities
Purchase of property and equipment	(25,067)	–	25,067
Proceeds from disposal of XFC	–	–	–
Cash acquired from merger	–	–	–
Cash disposed upon termination of VIE	–	–	–
Net cash outflow upon acquisition of a subsidiary	–	–	–
Net cash used in investing activities from continuing operations	–	25,067	25,067
Net cash used in investing activities from discontinued operations	–	–	–
Net cash (used in) provided by investing activities	(25,067)	–	25,067

Cash flows from financing activities:
Proceeds from related parties	(718,341)	(877,809)	(1,596,150)
Proceeds from common stock and warrant issuance	120,000	–	120,000
Proceeds from preferred stock and warrant issuance	–	200,000	200,000
Proceeds from issuance of common stock	2,090,000	–	2,090,000
Proceeds from issuance of IPO warrant	–	–	–
Proceeds from secured other borrowings	–	–	–
Repayment of short-term bank loan	(487,826)	–	(487,826)
Net cash provided by financing activities from continuing operations	–	326,024	326,024
Net cash provided by financing activities from discontinued operations	–	877,809	877,809
Net cash provided by financing activities	1,203,833	–	1,203,833

Effect of exchange rate changes on cash and cash equivalents from continuing operations	–	406,630	406,630
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	–	(418,155)	(418,155)
Net effect of exchange rate changes on cash and cash equivalents	(10,017)	(1,508)	(11,525)

Increase in cash and cash equivalents from continuing operations	–	1,937,700	1,937,700
Decrease in cash and cash equivalents from discontinued operations	–	(517,222)	(517,222)
Net increase in cash and cash equivalents	1,420,478	–	1,420,478

Cash and cash equivalents from continuing operations, beginning of year	–	165,977	165,977
Cash and cash equivalents from discontinued operations, beginning of year	–	857,554	857,554
Cash and cash equivalents at beginning of year	1,023,531	–	1,023,531

Cash and cash equivalents at end of year	2,444,009	–	2,444,009
Less: Cash and cash equivalents from discontinued operations, end of year	–	(340,332)	(340,332)
Cash and cash equivalents form continuing operations, end of year	2,444,009	(340,332)	2,103,677

Note 2     PRINCIPAL ACTIVITIES AND ORGANIZATION

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

Note 3      GOING CONCERN

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

Note 4      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

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

There was four customers who represented 49.62% of the Company’s total revenue during the years ended December 31, 2022. There was one customer who represented 58.22% of the Company’s total revenue during the years ended December 31, 2021.

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

Note 5     ACCOUNTS RECEIVABLE, NET

As of December 31, 2022 and 2021, accounts receivable consisted of the following:

	December 31, 2022	December 31, 2021
	$	$
Accounts receivable	209,777	114,515
Less: Allowance for doubtful accounts	–	–
Total	209,777	114,515

For the years ended December 31, 2022 and 2021, the Company has recorded provision for doubtful accounts of nil and nil, respectively.

Note 6     INVENTORIES, NET

As of December 31, 2022 and 2021, inventories consisted of the following:

	December 31, 2022	December 31, 2021
	$	$
Raw materials	91,781	97,163
Work in process	–	–
Total	91,781	97,163

The inventory write downs were $nil and $nil for the years ended December 31, 2022 and December 31, 2021, respectively.

Note 7     ADVANCE TO SUPPLIERS

Balances of advances to suppliers were $1,732 and $1,732 as of December 31, 2022 and 2021, respectively, which represented prepayments to suppliers for raw materials.

Note 8     PREPAID EXPENSES AND OTHER ASSETS, NET

	December 31, 2022	December 31, 2021
	$	$
Other receivables from third party	27,470	75,686
Prepaid expenses and other assets, net	27,470	75,686

Note 9     PROPERTY AND EQUIPMENT, NET

As of December 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
	$	$
Equipment	903,867	24,725
Less: Accumulated depreciation	(59,254)	(593)
Property and equipment, net	844,613	24,132

Depreciation expenses for the years ended December 31, 2022 and 2021 were $66,907 and $6,127, respectively.

Note 10     GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2022 and December 31, 2021, goodwill and other intangible assets consisted of the followings:

Goodwill

	December 31, 2022	December 31, 2021
	$	$
Goodwill – XFC	–	–
Goodwill – Meixin	3,905,735	–
Less: Impairment	–	–
Balance at end of year	3,905,735	–

Customer relations

	December 31, 2022	December 31, 2021
	$	$
Acquisitions	135,325	–
Translation/ Adjustments	–	–
Less: Accumulated amortization	(4,891)	–
Less: Impairment	–	–
Balance at end of year	130,434	–

Note 11       OTHER BORROWINGS

Others loans consisted of the following:

	For the years ended December 31,
	2022	2021

Secured loan from Chailease Finance Co., Ltd wholly repayable within 1 year	$214,913	$–
Total secured loan wholly repayable within 1 year	214,913	–

Secured loan from Chailease Finance Co., Ltd wholly repayable more than 1 year	436,341	–
Total	$651,254	$–

As of December 31, 2022, the outstanding loan from Chailease Finance Co., Ltd of $651,254 (or TWD 20,000,000) with annual interest rate of 6% was secured by pledging the timely deposit in Sunny Bank (Xizhi Brench) of 500,000, and denominated in TWD for a term of 24 months. This facility of credit limit of TWD 20,000,000 was obtained on December 19, 2022 and will be expired on December 16, 2024.

Note 12     WARRANTS

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

Note 13     LEASES

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

Note 14     OTHER PAYABLES AND ACCRUED LIABILITIES

	December 31, 2022	December 31, 2021
	$	$
VAT payable	–	–
Salary payable	861	–
Others	37,527	12,407
Total	38,388	12,407

Note 15     TAXATION

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

The reconciliation of income taxes expenses computed at the TW statutory tax rate (2021: at PRC statutory tax rate) applicable to income tax expense is as follows:

	For the years ended December 31,
	2022	2021
Taiwan (2021 – PRC) income tax statutory rate	20.00%	20.00%
Tax effect of non-deductible expense	(13.48)%	(6.78)%
Tax effect of stock-based compensation	(8.69)%	(14.71)%
Tax effect of non-taxable income	2.54%	–
Tax effect of different tax rates in other jurisdictions	(0.01)%	1.07%
Others	0.12%	–
Changes in valuation allowance	(0.49)%	(1.01)%
Effective tax rate	(0.01)%	(1.43)%

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	December 31, 2022	December 31, 2021
	$	$
Deferred tax assets
Tax loss carried forward	23,391	–
Allowance for doubtful receivables	–	–
Total deferred tax assets	23,391	–
Valuation allowance	–	–
Total deferred tax assets, net	23,391	–

Deferred tax liabilities
Property and equipment, difference in depreciation	–	–

Deferred tax liabilities, net	–	–

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

Note 16     RELATED PARTY BALANCES AND TRANSACTIONS

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

Note 17     COMMON STOCK

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

Note 18     SHARE-BASED COMPENSATION

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

Note 19     PREFERRED STOCK

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

Note 20     (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2022 and 2021.

	For the years ended December 31,
	2022	2021
Net loss	$(4,812,908)	(9,619,079)
Net loss from continuing operations	(2,074,329)	(10,141,123)
Net (loss) income from discontinued operations	(2,662,260)	522,044

Weighted Average Shares Outstanding – Basic and Diluted	7,876,367	6,107,727

Loss per share – basic and diluted	(0.6111)	(1.5749)
Net loss per share from continuing operations – basic and diluted (1)	(0.2731)	(1.6604)
Net (loss) income per share from discontinued operations – basic and diluted (1)	(0.3380)	0.0855

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

Note 21      DISPOSAL OF XIN FENG CONSTRUCTION CO., LTD (“XFC”)

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

Note 22     COMMITMENTS AND CONTINGENCIES

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

Note 23     BUSINESS COMBINATION

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

Note 24     SUBSEQUENT EVENTS

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

