Form 10-Q/A
period 2023-06-30
NOCERA, INC.
filed 2023-10-27
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☐ No ☒

There were 10,039,295 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 27, 2023.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q of Nocera, Inc. (the “Company”) for the quarter ended June 30, 2023 (the “Original Form 10-Q”) is to amend the financial statements and related notes of the Company to include disclosures related to discontinued operations as required by Accounting Standards Codification Topic 205-20, “Presentation of Financial Statements – Discontinued Operations.” The amendments are made to reflect the correct presentation and classification of discontinued operations in the financial statements and provide the necessary related disclosures in the notes to the financial statements.

In connection with the filing of this Amendment No. 1, the Company is refiling exhibits 31.1, 31.2, 32.1 and 32.2 under Item 6. Exhibits of Form 10-Q.

Except as described above, no other amendments are being made to the Original Form 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$1,116,183	$2,906,074
Accounts receivable, net	201,069	209,777
Inventories, net	86,282	91,781
Advance to suppliers	1,732	1,732
Prepaid expenses and other assets, net	7,923	27,470
Financial assets at fair value through profit or loss	203,199	–
Total current assets	1,616,388	3,236,834
Deferred tax assets, net	22,426	22,703
Property and equipment, net	1,625,608	844,613
Intangible assets - customer relations	122,281	130,434
Goodwill	3,905,735	3,905,735
Other non-current asset	4,664	–
Total assets	7,297,102	8,140,319
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	–	2,631
Other payables and accrued liabilities	32,290	38,388
Advance receipts	388	42,880
Due to related parties	17,295	18,919
Warrant liability	1,179,768	1,179,768
Long-term secured other borrowing – current portion	169,434	214,913
Dividend payable	22,312	22,312
Income tax payable	1,818	1,920
Disposable VIE liabilities	–	–
Total current liabilities	1,423,305	1,521,731
Deferred tax liabilities, net	–	–
Long-term secured other borrowing	394,404	436,341
Total liabilities	1,817,709	1,958,072
Commitments and contingencies	–	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 9,693,587 shares and 9,243,587 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	9,693	9,243
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	80	80
Additional paid-in capital	21,138,123	20,484,518
Statutory and other reserves	191,219	191,219
(Accumulated losses) retained earnings	(16,046,483)	(14,747,461)
Accumulated other comprehensive loss	84,000	103,594
Total stockholders’ equity	5,376,632	6,041,193
Non-controlling interests	102,761	141,054
Total equity	5,479,393	6,182,247
Total liabilities and equity	$7,297,102	$8,140,319

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	$	$	$	$
Net sales	5,327,181	1,054,611	9,165,044	3,522,942
Cost of sales	(5,289,946)	(1,041,454)	(9,059,153)	(3,483,686)
Gross profit	37,235	13,157	105,891	39,256

Operating expenses
General and administrative expenses	(368,667)	(412,292)	(1,428,004)	(1,239,901)
Total operating expenses	(368,667)	(412,292)	(1,428,004)	(1,239,901)

Loss from operations	(331,432)	(399,136)	(1,322,113)	(1,200,527)

Other income (expense)	(880)	118	(12,388)	10,830
Loss before income taxes	(332,312)	(399,018)	(1,334,501)	(1,189,697)

Income tax expense	–	439	–	–
Net loss from continuing operations	(332,312)	(398,579)	(1,334,501)	(1,189,697)

Net loss from discontinued operations
Loss on disposal	–	–	–	–
Income from discontinued operations	–	14,602	–	19,226
Net income from discontinued operations	–	14,602	–	19,226

Net loss	(332,312)	(383,977)	(1,334,501)	(1,170,471)
Less: Net loss attributable to non-controlling interests	(20,938)	–	(35,479)	–
Net loss attributable to the company	(311,374)	(383,977)	(1,299,022)	(1,170,471)

Comprehensive (loss) income
Net loss	(332,312)	(383,977)	(1,334,501)	(1,189,697)
Foreign currency translation gain (loss)	42,882	148,457	19,594	19,226
Total comprehensive loss	(289,430)	(235,520)	(1,314,907)	(1,170,471)

Less: comprehensive loss attributable to non-controlling interest	(8,533)	–	(23,413)	–
Comprehensive loss attributable to the Company	(280,897)	(235,520)	(1,291,494)	(1,170,471)

Loss per share
Net loss per share from continuing operations – basic and diluted	(0.0321)	(0.0558)	(0.1368)	(0.1683)
Net (loss) income per share from discontinued operations – basic and diluted	–	0.0021	–	0.0015

Weighted average shares outstanding – Basic and Diluted	9,693,587	7,138,587	9,494,692	7,128,642

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

Note 1.   Restatement of Previously Issued Consolidated Financial Statements

On June 5, 2023, the Staff of the U.S. Securities and Exchange Commission released a statement highlighting a number of financial reporting considerations for 2023 Interim report (“10-Q”) (the “SEC Staff Statement”). The SEC Staff Statement highlighted potential accounting implications of certain terms that should separately disclosed the discontinued operations and continued operations financials in both consolidated statement of operations and comprehensive loss and the cash flow. The SEC Staff Statement clarified guidance for disclosure for discontinued operations and continued operations financial at each reporting period.

In light of the SEC Staff Statement, the Company reevaluated the accounting treatment of the discontinued operations and continued operations on the consolidated statement of operations and comprehensive loss and the cash flow as of June 30, 2023. The Company determined that the VIE disposal in the last month of the year did not need to separately disclose. However, the guidance stated that the company should be classified as discontinued operations.

With this restatement, the consolidated statements are now appropriately classified as discontinued operation and continued operation on the Company’s consolidated statement of operations and comprehensive loss and the cash flow as of June 30, 2023.

The adjustments related to the discontinued operations and continued operations had a non-cash impact; as such, the statement of cash flows for the year ended June 30, 2023 reflects an adjustment to separately disclose the financial impact on continued operations and discontinued operations.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of June 30, 2023 and for the year then ended. The previously reported amounts reflect those included in the Original Filing of our Interim Report on Form 10-Q as of and for the years ended June 30, 2023 filed with the SEC on March 31, 2023. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the change in classification of discontinued operation on the balance sheet, with subsequent changes in disclosure recognized in the statement of operations at each reporting date. Also included in the amounts labeled “Adjustment” is the effect reallocated from original financial to separate discontinued operations and continued operations in the statement.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Six months ended June 30,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss from continuing operations	(1,334,501)	(1,189,697)
Less: net income from discontinued operations	–	19,226
Net loss	(1,334,501)	(1,170,471)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	81,608	–
Amortization of intangible assets	8,152	–
Loss on disposal of XFC	–	–
Deferred income tax	–	–
Gain on fair value change of financial assets at FVTPL	(3,199)	–
Consultancy services settled by equities	521,100	503,000
Share-based compensation	132,955	206,476
Changes in operating assets and liabilities:
Accounts receivable, net	4,273	44,505
Inventories	1,343	102,059
Advance to suppliers	–	2,831
Prepaid expenses and other assets, net	(2,054)	184,792
Goodwill	–	–
Other non-current assets	(4,865)	4,770
Notes payable	–	(6,322)
Accounts payable	(2,631)	(18,222)
Advance receipts	(42,492)	(72,150)
Other payables and accrued liabilities	(9,387)	(18,842)
Income tax payable	(190)	(30,824)
Amount due from a related party	–	(6,893)
Net cash (used in) provided by operating activities from continuing operations	(649,888)	(304,916)
Net cash used in operating activities from discontinued operations	–	(336,932)
Net cash used in operating activities	(649,888)	(641,848)

Cash flows from investing activities:
Purchase of property and equipment	(857,870)	–
Purchase of financial assets at FVTPL	(200,000)	–
Net cash used in investing activities from continuing operations	(1,057,870)	–
Net cash used in investing activities from discontinued operations	–	–
Net cash used in investing activities	(1,057,870)	–

Cash flows from financing activities:
Other borrowing	(81,034)	(3,590)
Net cash provided by financing activities from continuing operations	(81,034)	(3,590)
Net cash provided by financing activities from discontinued operations	–	(23,255)
Net cash used in financing activities	(81,034)	(26,845)

Effect of exchange rate changes on cash and cash equivalents	(1,100)	(175,220)

Increase in cash and cash equivalents from continuing operations	(1,789,891)	(843,913)
Decrease in cash and cash equivalents from discontinued operations	–	–
Net increase in cash and cash equivalents	(1,789,891)	(843,913)

Cash and cash equivalents from continuing operations, beginning of year	2,906,074	2,444,009
Cash and cash equivalents from discontinued operations, beginning of year	–	–
Cash and cash equivalents at beginning of year	2,906,074	2,444,009

Cash and cash equivalents at end of year	1,116,183	1,600,096
Less: Cash and cash equivalents from discontinued operations, end of year	–	–
Cash and cash equivalents form continuing operations, end of year	1,116,183	1,600,096

Cash and cash equivalents at beginning of period	2,906,074	2,444,009
Cash and cash equivalents at end of period	1,116,183	1,600,096

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

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

Note 2.      PRINCIPAL ACTIVITIES AND ORGANIZATION

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

Note 3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

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

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Percentage of the Company’s accounts receivable
Customer A	50.58%	50.83%
Customer B	16.33%	31.82%
Customer C	11.88%	14.73%
Customer D	20.18%	–
	98.97%	97.38%

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

Note 4.      ACCOUNTS RECEIVABLE, NET

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

Note 5.      INVENTORIES

As of June 30, 2023 and December 31, 2022, inventories consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Raw materials	86,282	91,781
Total	86,282	91,781

Note 6.      PREPAID EXPENSES AND OTHER ASSETS, NET

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Other receivables from third party	7,923	27,470
Prepaid expenses and other assets, net	7,923	27,470

Note 7.      PROPERTY AND EQUIPMENT, NET

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

Depreciation expenses for the six months ended June 30, 2023 and 2022 were $81,608 and $0, respectively, and $36,880 and $454 for the three months ended June 30, 2023 and 2022, respectively.

Note 8.      FINANCIAL ASSETS AT FAIR VALUE THROUGH PROFIT OR LOSS

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

Note 9.     GOODWILL

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

Note 10.       OTHER BORROWINGS

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

Note 11.      WARRANTS

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

Note 12.      LEASES

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

Note 13.    OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2023	December 31, 2022
	(Unaudited)
	$	$

Salary payable	822	861
Others	31,468	37,527
Total	32,290	38,388

Note 14.      INCOME TAXES

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

Note 16.   COMMON STOCK

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

Note 17.    SHARE-BASED COMPENSATION

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

Note 18.    PREFERRED STOCK

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

Note 19.    LOSS PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share for the three and six months ended June 30, 2023 and 2022.

	For three months ended June 30,		For six months ended June 30,
	2023	2022	2023	2022
	$	$	$	$
Numerator:
Net loss attributable to the Company	(311,374)	(383,977)	(1,299,022)	(1,170,471)
Net loss from continuing operations	(332,312)	(398,579)	(1,334,501)	(1,189,697)
Net (loss) income from discontinued operations	–	14,602	–	19,226

Denominator:
Weighted-Average Shares Outstanding – Basic and Diluted	9,693,587	7,138,587	9,494,692	7,128,642

Loss per share – basic and diluted	(0.0321)	(0.0537)	(0.1368)	(0.1669)
Net loss per share from continuing operations – basic and diluted (1)	(0.0321)	(0.0558)	(0.1368)	(0.1683)
Net (loss) income per share from discontinued operations – basic and diluted (1)	–	0.0021	–	0.0015

Basic net loss per common share is computed using the weighted average number of the common shares outstanding during the period.

Note 20.    DISPOSAL OF XIN FENG CONSTRUCTION CO., LTD (“XFC”)

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

Note 21.    SUBSEQUENT EVENTS

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

Since the VIE agreements with XFC were terminated in November 30, 2022, and XFC was accounted for a discontinued operations for the year ended December 31, 2022, the following financial statement balances and amounts reflect the financial position and financial performances of Meixin and XFC respectively, which were included in the consolidated financial statements as of December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021, after elimination of intercompany transactions and balances:

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

Discontinued operation

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

On November 30, 2022, the Company, XFC and Han-Chieh Shih (the “Purchaser”) entered into that certain share purchase agreement (the “Disposition SPA”). Pursuant to the Disposition SPA, the Purchaser agreed to purchase a 100% controlling interest in XFC in exchange for a cash purchase price of $300,000 (the “Consideration”). The transaction contemplated by the Purchase Agreement is hereby referred as the “Disposal.” On March 29, 2022, management was authorized to approve and commit to a plan to sell XFC. On November 30, 2022, the parties completed all of the share transfer registration procedures as required by the laws of Taiwan and all the other closing conditions have been satisfied, as a result, the Disposal contemplated by the Purchase Agreement is completed and the VIE agreements were terminated.

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

Results of Operations

The following table sets forth our unaudited consolidated statements of operations for the three and six months ended June 30, 2023 and 2022.

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	$	$	$	$
Net sales	5,327,181	1,054,611	9,165,044	3,522,942
Cost of sales	(5,289,946)	(1,041,454)	(9,059,153)	(3,483,686)
Gross profit	37,235	13,157	105,891	39,256

Operating expenses
General and administrative expenses	(368,667)	(412,292)	(1,428,004)	(1,239,901)
Total operating expenses	(368,667)	(412,292)	(1,428,004)	(1,239,901)

Loss from operations	(331,432)	(399,136)	(1,322,113)	(1,200,527)

Other income (expenses)	(880)	118	(12,388)	10,830
Loss before income taxes	(332,312)	(399,018)	(1,334,501)	(1,189,697)
				–
Income tax expense	–	439	–	–
Net loss from continuing operations	(332,312)	(398,579)	(1,334,501)	(1,189,697)

Net loss from discontinued operations
Loss on disposal	–	–	–	–
Income from discontinued operations	–	14,602	–	19,226
Net income from discontinued operations	–	14,602	–	19,226

Net loss	(332,312)	(383,977)	(1,334,501)	(1,170,471)
Less: Net loss attributable to non-controlling interests	(20,938)	–	(35,479)	–
Net loss attributable to the company	(311,374)	(383,977)	(1,299,022)	(1,170,471)

Comprehensive (loss) income
Net loss	(332,312)	(383,977)	(1,334,501)	(1,189,697)
Foreign currency translation gain (loss)	42,882	148,457	19,594	19,226
Total Comprehensive loss	(289,430)	(235,520)	(1,314,907)	(1,170,471)

Less: comprehensive loss attributable to non-controlling interest	(8,533)	–	(23,413)	–

Comprehensive loss attributable to the company	(280,897)	235,520)	(1,291,494)	(1,170,471)

Loss per share – basic and diluted
Net loss per share from continuing operations – basic and diluted	(0.0321)	(0.0558)	(0.1368)	(0.1683)
Net (loss) income per share from discontinued operations – basic and diluted	–	0.0021	–	0.0015

Weighted Average Shares Outstanding – Basic and Diluted	9,693,587	7,138,587	9,494,692	7,128,642

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

The disposition of XFC with a $2.6 million loss can be attributed to various factors. In 2022, government measures and business decisions influenced construction services, resulting in project completions, cancellations and budget reductions. This led to a decrease in cases and programs, which didn’t meet our initial expectations for XFC’s business development. Additionally, we strategically shifted our focus to fully develop a fish farm in Montgomery, Alabama, necessitating the sale of XFC. In deciding on whether to sale XFC, we took into consideration the market value of the associated Class A building/construction license. These factors, including government measures, business decisions and the strategic shift towards the fish farm, significantly contributed to the loss.

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

Loss (income) from discontinued operations

In November 2022, we completed the termination of the VIE agreements with XFC. The results of XFC, as a discontinued operation, for the years ended December 31, 2022 and 2021, are reported as components of net loss separate from the net loss of continuing operations. The details of composition of net loss from discontinued operations were as below.

	As Restated
	For the Years Ended December 31,
	2022	2021
Revenue (a)	$2,236,616	$6,101,103
Cost of revenues (b)	(2,225,487)	(5,230,321)
General and administrative expenses (c)	(105,226)	(213,863)
Other (expenses) income	1,812	(4,364)
Income tax expenses (e)	–	(130,511)
Net (loss) / profit income from discontinued operations	$(92,285)	$522,044

(a)	Revenues. During the year ended December 31, 2022 and 2021, we recognized revenues of $2.2 million and $6.1 million from continuing construction services. The decrease was primarily due to government changed measures and business decisions influenced construction services in 2022, resulting in project completions, cancellations and budget reductions. This led to a decrease in cases and programs.

(b)	Cost of revenues. The cost of revenues is comprised of cost of materials and labor cost. The decrease in cost of revenues was attributed to the deduction of the projects.

(c)	General and administrative expenses. General and administrative expenses was mainly comprised of employee salary and welfare expenses, office rental expenses, marketing expenses and travel expenses. The decrease of general and administrative expenses was mainly attributable to the size of the reduced project and deduction of the employee.

(d)	Impairment of goodwill. For the year ended December 31, 2022, we accrued impairment of goodwill of $332,040 arising from the acquisition of XFC, of which we later terminated the VIE agreements relating to XFC.

(e)	Income tax expenses. For the year ended December 31, 2021, our discontinued operation incurred current income tax expenses of $130,511 because XFC generated taxable income during the period.

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

PART II OTHER INFORMATION

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

NOCERA, INC.

Date: October 27, 2023	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2023	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

