Form 10-Q
period 2023-09-30
NOCERA, INC.
filed 2023-11-14
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

There were 10,039,295 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 14, 2023.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$1,281,258	$2,906,074
Accounts receivable, net	243,515	209,777
Inventories, net	85,857	91,781
Advance to suppliers	1,732	1,732
Prepaid expenses and other assets, net	151,496	27,470
Financial assets at fair value through profit or loss	205,902	–
Total current assets	1,969,760	3,236,834
Deferred tax assets, net	21,639	22,703
Property and equipment, net	1,558,327	844,613
Intangible assets - customer relations	118,205	130,434
Goodwill	3,905,735	3,905,735
Other non-current asset	4,500	–
Total assets	7,578,166	8,140,319
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	–	2,631
Other payables and accrued liabilities	49,773	38,388
Advance receipts	–	42,880
Due to related parties	17,130	18,919
Warrant liability	1,179,768	1,179,768
Long-term secured other borrowing – current portion	167,131	214,913
Dividend payable	22,312	22,312
Income tax payable	1,805	1,920
Total current liabilities	1,437,919	1,521,731
Long-term secured other borrowing	337,451	436,341
Total liabilities	1,775,370	1,958,072
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 10,019,295 shares and 9,243,587 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	10,019	9,243
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	80	80
Additional paid-in capital	21,780,117	20,484,518
Statutory and other reserves	191,219	191,219
(Accumulated losses) retained earnings	(16,310,542)	(14,747,461)
Accumulated other comprehensive loss	41,518	103,594
Total Nocera, Inc.’s stockholders’ equity	5,712,411	6,041,193
Non-controlling interests	90,385	141,054
Total equity	5,802,796	6,182,247
Total liabilities and equity	$7,578,166	$8,140,319

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	$	$	$	$
Net sales	7,283,281	678,772	16,448,325	4,201,714
Cost of sales	(7,231,912)	(634,166)	(16,291,065)	(4,117,852)
Gross profit	51,369	44,606	157,260	83,862

Operating expenses
General and administrative expenses	(319,762)	(852,795)	(1,747,766)	(2,092,696)
Total operating expenses	(319,762)	(852,795)	(1,747,766)	(2,092,696)

Loss from operations	(268,393)	(808,189)	(1,590,506)	(2,008,832)

Other income (expense)	(4,385)	7,934	(16,773)	8,052
Loss before income taxes	(272,778)	(800,255)	(1,607,279)	(2,000,780)

Income tax expense	–	–	–	422
Net loss from continuing operations	(272,778)	(800,255)	(1,607,279)	(2,000,358)

Net loss from discontinued operations
Loss on disposal	–	–	–	–
Income from discontinued operations	–	(60,468)	–	(50,062)
Net income from discontinued operations	–	(60,468)	–	(50,062)

Net loss	(272,778)	(860,723)	(1,607,279)	(2,050,420)
Less: Net loss attributable to non-controlling interests	(8,719)	4,767	(44,198)	4,767
Net loss attributable to the company	(264,059)	(865,490)	(1,563,081)	(2,055,187)

Comprehensive (loss) income
Net loss	(272,778)	(860,723)	(1,607,279)	(2,050,420)
Foreign currency translation gain (loss)	42,482	(6,343)	62,076	(25,569)
Total comprehensive loss	(230,296)	(867,066)	(1,545,203)	(2,075,989)

Less: comprehensive loss attributable to non-controlling interest	11,037	4,767	(12,376)	4,767
Comprehensive loss attributable to the Company	(241,333)	(871,833)	(1,532,827)	(2,080,756)

Loss per share
Net loss per share from continuing operations - basic and diluted	(0.0264)	(0.0996)	(0.1611)	(0.2692)
Net (loss) income per share from discontinued operations – basic and diluted	–	(0.0075)	–	(0.0067)

Weighted average number of common shares outstanding – basic and diluted	10,019,125	8,078,587	9,703,101	7,448,770

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Nine months ended September 30,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss from continuing operations	(1,607,279)	(2,000,358)
Less: net income from discontinued operations	–	(50,062)
Net loss	(1,607,279)	(2,050,420)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	109,953	36
Amortization of intangible assets	12,228	–
Loss on disposal of XFC	–	–
Deferred income tax	–	–
Gain on fair value change of financial assets at FVTPL	(5,902)	–
Consultancy services settled by equities	521,100	–
Share-based compensation	148,288	812,898
Changes in operating assets and liabilities:
Accounts receivable, net	(42,210)	(36,990)
Inventories	1,343	(5,450)
Advance to suppliers	–	–
Prepaid expenses and other assets, net	(146,781)	(1,563,118)
Retention receivables	–	–
Other non-current assets	(4,865)	–
Notes payable	–	–
Accounts payable	(2,631)	566,932
Advance receipts	(42,880)	–
Other payables and accrued liabilities	7,763	6,361
Income tax payable	(211)	(4,741)
Amount due from a related party	–	(211,555)
Net cash (used in) provided by operating activities from continuing operations	(1,052,084)	(2,486,047)
Net cash used in operating activities from discontinued operations	–	1,816,967
Net cash used in operating activities	(1,052,084)	(669,080)

Cash flows from investing activities:
Purchase of property and equipment	(857,870)	(836,404)
Purchase of financial assets at FVTPL	(200,000)	–
Net cash outflow upon acquisition of a subsidiary	–	(4,292,176)
Net cash used in investing activities from continuing operations	(1,057,870)	(5,128,580)
Net cash used in investing activities from discontinued operations	–	–
Net cash used in investing activities	(1,057,870)	(5,128,580)

Cash flows from financing activities:
Bank borrowing	(122,507)	(52,906)
Proceeds from issuance of common stock	626,987	5,664,244
Net cash used in financing activities from continuing operations	504,480	5,611,338
Net cash used in financing activities from discontinued operations	–	–
Net cash used in financing activities	504,480	5,611,338

(continued)

Effect of exchange rate changes on cash and cash equivalents	(19,342)	(54,095)

Increase in cash and cash equivalents from continuing operations	(1,624,816)	(2,003,289)
Decrease in cash and cash equivalents from discontinued operations	–	1,816,967
Net decrease in cash and cash equivalents	(1,624,816)	(240,417)

Cash and cash equivalents from continuing operations, beginning of year	2,906,074	2,103,677
Cash and cash equivalents from discontinued operations, beginning of year	–	340,332
Cash and cash equivalents at beginning of year	2,906,074	2,444,009

Cash and cash equivalents from continuing operations, end of year	1,281,258	2,158,052
Cash and cash equivalents from discontinued operations, end of year	–	45,540
Cash and cash equivalents at end of year	1,281,258	2,203,592

Cash and cash equivalents at beginning of period	2,906,074	2,444,009
Cash and cash equivalents at end of period	1,281,258	2,203,592

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2022	7,071,920	7,072	80,000	80	14,476,240	191,219	(9,918,553)	13,906	4,769,964	–	4,769,964
Consultancy services settled by equities	66,667	66	–	–	502,934	–	–	–	503,000	–	503,000
Foreign currency translation adjustments	–	–	–	–	–	–	–	129,231	129,231	–	129,231
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Net loss	–	–	–	–	–	–	(805,720)	–	(805,720)	–	(805,720)
Balance, March 31, 2022	7,138,587	7,138	80,000	80	15,082,329	191,219	(10,724,273)	143,137	4,699,630	–	4,699,630
Foreign currency translation adjustments	–	–	–	–	–	–	–	(148,457)	(148,457)	–	(148,457)
Share-based compensation	–	–	–	–	103,322	–	–	–	103,322	–	103,322
Net loss	–	–	–	–	–	–	(383,977)	–	(383,977)	–	(383,977)
Balance, June 30, 2022	7,138,587	7,138	80,000	80	15,185,651	191,219	(11,108,250)	(5,320)	4,270,518	–	4,270,518
Foreign currency translation adjustments	–	–	–	–	–	–	–	(6,343)	(6,343)	–	(6,343)
Share-based compensation	–	–	–	–	103,488	–	–	–	103,488	–	103,488
Purchase of non-controlling interest	–	–	–	–	–	–	–	–	–	64,735	64,735
Common stock issuance	1,880,000	1,880	–	–	4,799,616	–	–	–	4,801,496	–	4,801,496
Net loss	–	–	–	–	–	–	(865,490)	–	(865,490)	4,767	(860,723)
Balance,September 30, 2022	9,018,587	9,018	80,000	80	20,088,755	191,219	(11,973,740)	(11,663)	8,303,669	69,502	8,373,171

(continued)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2023	9,243,587	9,243	80,000	80	20,484,518	191,219	(14,747,461)	103,594	6,041,193	141,054	6,182,247
Foreign currency translation Adjustments	–	–	–	–	–	–	–	23,627	23,627	(339)	23,288
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Consultancy services settled by equities	450,000	450	–	–	520,650	–	–	–	521,100	–	521,100
Net loss	–	–	–	–	–	–	(987,648)	–	(987,648)	(14,541)	(1,002,189)
Balance, March 31, 2023	9,693,587	9,693	80,000	80	21,108,323	191,219	(15,735,109)	127,221	5,701,427	126,174	5,827,601
Foreign currency translation adjustments	–	–	–	–	–	–	–	(43,221)	(43,221)	(2,475)	(45,696)
Share-based compensation	–	–	–	–	29,800	–	–	–	29,800	–	29,800
Net loss	–	–	–	–	–	–	(311,374)	–	(311,374)	(20,938)	(332,312)
Balance, June 30, 2023	9,693,587	9,693	80,000	80	21,138,123	191,219	(16,046,483)	84,000	5,376,632	102,761	5,479,393
Foreign currency translation adjustments	–	–	–	–	–	–	–	(42,482)	(42,482)	(3,657)	(46,139)
Share-based compensation	–	–	–	–	15,333	–	–	–	15,333	–	15,333
Common stock issuance	325,708	326	–	–	626,661	–	–	–	626,987	–	626,987
Net loss	–	–	–	–	–	–	(264,059)	–	(264,059)	(8,719)	(272,778)
Balance, September 30, 2023	10,019,295	10,019	80,000	80	21,780,117	191,219	(16,310,542)	41,518	5,712,411	90,385	5,802,796

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of September 30, 2023, its consolidated results of operations for the nine months ended September 30, 2023, cash flows for the nine months ended September 30, 2023 and change in equity for the nine months ended September 30, 2023, as applicable, have been made. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023 or any future periods.

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

There were seven customers who represent 99% of the Company’s total revenue for the nine months ended September 30, 2023. There were four customers who represent 83% of the Company’s total revenue for the nine months ended September 30, 2022.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Percentage of the Company’s accounts receivable
Customer A	41.55%	50.83%
Customer B	10.00%	31.82%
Customer C	10.88%	14.73%
Customer D	10.58%	–
	73.01%	97.38%

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

Note 3      ACCOUNTS RECEIVABLE, NET

As of September 30, 2023 and December 31, 2022, accounts receivable consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Accounts receivable	243,515	209,777
Less: Allowance for doubtful accounts	–	–
Total	243,515	209,777

For the nine months ended September 30, 2023 and for the year ended December 31, 2022, the Company has recorded provision for doubtful accounts of nil.

Note 4      INVENTORIES

As of September 30, 2023 and December 31, 2022, inventories consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Raw materials	85,857	91,781
Work in process	–	–
Total	85,857	91,781

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Other receivables from third party	151,496	27,470
Others	–	–
Prepaid expenses and other assets, net	151,496	27,470

Note 6      PROPERTY AND EQUIPMENT, NET

As of September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Land	877,870	–
Equipment	862,629	903,867
Less: Accumulated depreciation	(182,172)	(59,254)
Property and equipment, net	1,558,327	844,613

On November 18, 2022, the Company paid US$20,000 for deposit to purchase 229 contiguous acres of land located in Montgomery County, Alabama to build RASs on that land for fish farming. On February 16, 2023, the Company paid US$857,870 and the land acquisition was completed.

Depreciation expenses for the nine months ended September 30, 2023 and 2022 were $109,953 and $975, respectively, and $28,345 and $454 for the three months ended September 30, 2023 and 2022, respectively.

Note 7      FINANCIAL ASSETS AT FAIR VALUE THROUGH PROFIT OR LOSS

The fair value of each investment in equity instrument to be measured at fair value through profit or loss is as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Financial assets mandatorily measured at fair value through profit or loss
		–
Funds	205,902	–
Total	205,902	–

Current	–	–
Non-Current	205,902	–
Total	205,902	–

Net gain of $5,902 was recognized under changes in fair value of financial assets at fair value through profit or loss in the consolidated statement of profit or loss for the period ended September 30, 2023.

As of September 30, 2023, no financial assets at fair value through profit or loss were pledged with banks as collaterals.

Note 8     GOODWILL

As of September 30, 2023 and December 31, 2022, goodwill consisted of the following:

Goodwill

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
Goodwill - Meixin	3,905,735	3,905,735
Less: Accumulated amortization	–	–
Goodwill, net	3,905,735	3,905,735

Customer relations

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
	$	$
Acquisitions	135,325	135,325
Translation/ Adjustments	–	–
Less: Accumulated amortization	(17,120)	(4,891)
Less: Impairment	–	–
Customer relations, net	118,205	130,434

Note 9       OTHER BORROWINGS

Other loans consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

Secured loan from Chailease Finance Co., Ltd wholly repayable within 1 year	$167,131	$214,913
Total secured loan wholly repayable within 1 year	167,131	214,913

Secured loan from Chailease Finance Co., Ltd wholly repayable more than 1 year	337,451	436,341
Total	$504,582	$651,254

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

Public Offering

In connection with a firm commitment underwritten public offering (the “Public Offering”) pursuant to a registration statement on Form S-1, amended (File No. 333-264059), originally filed with the SEC on April 1, 2022, and declared effective by the SEC on August 10, 2022, the Company sold an aggregate of 1,880,000 units (the “Units”). Each Unit consisted of one share of common stock and a warrant to purchase two shares of common stock. Each warrant underlying the Units was exercisable from the date of issuance until the fifth anniversary of the issuance date for $3.85 per share of Common Stock (110% of the public offering price per Unit), subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the common stock as described in the warrants. The Public Offering closed on August 15, 2022, and the Company received total gross proceeds of $6.58 million. After deducting the underwriting commissions, discounts, and offering expenses, the Company received net proceeds of approximately $5.3 million.

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	September 30, 2023	December 31, 2021
	$	$
Balance at the beginning of period	312,320	–
Warrants issued to investors	–	287,520
Warrants redeemed	–	–
Fair value change of warrants included in earnings	–	24,800
Total	312,320	312,320

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	2,418,000	2.12	4.73
Exercisable at January 1, 2022	2,418,000	2.12	4.73
Granted	–	–	–
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at September 30, 2023	2,418,000	2.12	4.73
Exercisable at September 30, 2023	2,418,000	2.12	4.73

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

The components of lease expense for the nine months ended September 30, 2023 and September 30, 2022 were as follows:

	Statement of Income Location	Nine months ended September 30, 2023	Nine months ended September 30, 2022
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	50,845	35,329
Total net lease costs		50,845	35,329

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2022 and September 30, 2023 are US$ nil.

Note 12    OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2023	December 31, 2022
	(Unaudited)
	$	$
Salary payable	818	861
Others	48,955	37,527
Total	49,773	38,388

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

The components of the income tax expense are:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	$	$	$	$
Current	–	(2,592)	–	(422)
Deferred	–	–	–	–
Total income tax expense	–	(2,592)	–	(422)

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate (2021: at PRC statutory rate) applicable to income tax expense is as follows:

	Nine months ended September 30,
	2023		2022
Taiwan (2021-PRC) income tax statutory rate	20.00%		20.00%
Impact of different tax rates in other jurisdictions	(0.03%	)	1.19%
Tax effect of non-deductible expenses	(10.39%	)	(9.19%	)
Tax effect of non-deductible share based compensation	(25.72%	)	(3.65%	)
Tax effect of non-taxable income	7.25%		–
Utilization of tax losses	–		–
Others	0.03%		0.04%
Changes in valuation allowance	8.5%		(8.57%	)
Effective tax rate	(0.02%	)	(0.18%	)

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	September 30, 2023	December 31, 2022
	$	$
Deferred tax assets
Tax loss carried forward	–	–
Allowance for doubtful receivables	–	–
Total deferred tax assets	–	–
Valuation allowance	–	–
Total deferred tax assets, net	–	–

	September 30, 2023	December 31, 2022
	$	$
Deferred tax liabilities
Property and equipment, difference in depreciation	–	–
Deferred tax liabilities, net	–	–

The valuation allowance as of September 30, 2023 and December 31, 2022 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as follows.

	September 30, 2023	December 31, 2022
	$	$
Balance at beginning of the year	95,844	95,844
Additions of valuation allowance	–	–
Reductions of valuation allowance	–	–
Balance at the end of the year	95,844	95,844

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

As of September 30, 2023, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, and the Company decided not to reinvest its earnings since it is not continuing its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 14    RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as follows:

	September 30, 2023	December 31, 2022
	$	$
Mr. Yin-Chieh Cheng (1)	6,603	11,238
Mountain Share Transfer, LLC (2)	7,681	7,681
Total	17,130	18,919

Sales

The balance of sales with a related party was as following:

	Related Party Categories	September 30, 2023	December 31, 2022
		(Unaudited)	(Audited)
		$	$
Grand Smooth Corporation Limited (3)	Same director	388,757	993,981
Total		388,757	993,981

The sales prices and payment terms to related parties were not significantly different from those of sales to third parties. For other related party transactions, price and terms were determined in accordance with mutual agreements.

Note:

(1)	Mr. Yin-Chieh Cheng (“Mr. Cheng”) was the chairman the Company, and he holds 36.4% shares of the Company. The balance due to Mr. Cheng as of September 30, 2023 mainly represented the amount paid by Mr. Cheng on behalf of the Company.

(2)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, a stockholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(3)	Grand Smooth Corporation Limited's chairman is Mr. Yin-Chieh Cheng ("Mr. Cheng") same with Company. Grand Smooth Corporation Limited will purchase goods from Company and re-sell it. All the terms were not significantly different from those of sales to third parties.

Note 15   COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each. On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the Company’s common stock issued and outstanding decreased from 10,707,150 shares to 7,138,587 shares. All shares and associated amounts have been retroactively restated to reflect the stock split on August 11, 2022. As of September 30, 2023 and December 31, 2022, issued common stock were 10,019,295 shares and 9,243,587, respectively.

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

Note 16    SHARE-BASED COMPENSATION

On December 27, 2018, Nocera granted Mr. Yin-Chieh Cheng quarterly option awards of 250,000 Series A warrants for 20 quarters (5 years) for a total of 5,000,000 Series A warrants with an exercise price of $0.50 per share, subject to continued employment for services as Chairman of the Board of Directors (“Board”) and a Director. The Series A warrants held by Jeff Cheng did not achieve complete vesting as a result of his employment being terminated. A total of 2,333,334 Series A warrants did vest according to the terms.

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

On July 31, 2023, Nocera granted Mr. Andy Chin-An Jin 240,000 restricted shares of common stock, of which vests at the end of every three month period after July 31, 2023 in equal installments over the period of one year, subject to the employment for services as Chief Executive Officer.

On October 11, 2023, the Company issued 20,000 shares of common stock to Mr. Nick Chang in consideration of service rendered as a consultant for three years.

On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. The result of reverse stock split over the common stock issuable upon exercise of the following outstanding securities as of September 30, 2023 is listed below:

	September 30, 2023	December 31, 2022

Dividend yield	N/A	N/A
Risk-free interest rate	1.16%	1.16%
Expected term (in years)	4.31	4.31
Volatility	48.15%	48.15%

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

For the nine months ended September 30, 2023 and year ended December 31, 2022, $148,288 and $6,638,371 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

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

Note 18    LOSS PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share for the three and nine months ended September 30, 2023 and 2022.

	For three months ended September 30,		For nine months ended September 30,
	2023	2022	2023	2022
	$	$	$	$
Numerator:
Net loss attributable to the Company	(264,059)	(865,490)	(1,563,081)	(2,055,187)
Net loss from continuing operations	(272,778)	(800,255)	(1,607,279)	(2,000,358)
Net (loss) income from discontinued operations	–	(60,468)	–	(50,062)

Denominator:
Weighted-average shares outstanding – Basic and Diluted	10,019,125	8,078,587	9,703,101	7,448,770

Loss per share – Basic and Diluted
Net loss per share from continuing operations – basic and diluted	(0.0264)	(0.0996)	(0.1611)	(0.2692)
Net (loss) income per share from discontinued operations – basic and diluted	–	(0.0075)	–	(0.0067)

Basic net loss per common share is computed using the weighted average number of the common shares outstanding during the period.

Note 19    DISPOSAL OF XIN FENG CONSTRUCTION CO., LTD (“XFC”)

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

Note 20    SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and except for the event discloses below, no other subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

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

Operations Overview

As of December 31, 2019, we provide land-based recirculation aquaculture systems for fish farming. Our primary business operations consist of the design, development and production of RASs large scale fish tank systems, for fish farms along with expert consulting, technology transfer, and aquaculture project management services to new and existing aquaculture management business services. Through our branch office, we also procure and sell eel in Taiwan. In addition, as of December 2022, we sell food items, including our signature seafood porridge bowl, through our flagship bento box store located at the Ning Xia Night Market in the Datong District of Taipei City, Taiwan. On October 13, 2023, we decided to terminate the flagship bento box store by shifting retail sales focus from physical presence to online sales and developing e-commerce.

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

We also intend to expand the fish farming demo sites in Taiwan by adding 20 units of RAS eel farming equipment with outsourcing construction services by the end of 2023, and build the catfish farm in the US by the end of 2024 to promote our fish farming systems to the global market. As of February 16, 2023, we completed the acquisition of 229 acres of land in Montgomery County, Alabama, of which we intend to build RASs on that land for fish farming.

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

In addition, while we do not have any direct operations or significant sales in the Middle East, geopolitical tensions and ongoing conflicts in the region, particularly between Israel and Palestine, may lead to global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of the Israel-Palestinian war, including related geopolitical tensions, and the measures and actions taken by other countries in respect thereof, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to predict the impact of any of the foregoing, the Israel-Palestinian war may increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of September 30, 2023 and 2022 were $1,281,258 and $2,203,592, respectively.

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

On November 30, 2022, the Company, XFC and Han-Chieh Shih (the “Purchaser”) entered into that certain share purchase agreement (the “Disposition SPA”). Pursuant to the Disposition SPA, the Purchaser agreed to purchase a 100% controlling interest in XFC in exchange for a cash purchase price of $300,000. The transaction contemplated by the Purchase Agreement is hereby referred as the “Disposal.” On March 29, 2022, management was authorized to approve and commit to a plan to sell XFC. On November 30, 2022, the parties completed all of the share transfer registration procedures as required by the laws of Taiwan and all the other closing conditions have been satisfied, as a result, the Disposal contemplated by the Purchase Agreement is completed and the VIE agreements were terminated.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of our unaudited condensed consolidated financial position as of September 30, 2023, its consolidated results of operations for the period ended September 30, 2023, cash flows for the year period ended September 30, 2023 and change in equity for the period ended September 30, 2023, as applicable, have been made.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and nine months ended September 30, 2023 and 2022.

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	$	$	$	$
Net sales	7,283,281	678,772	16,448,325	4,201,714
Cost of sales	(7,231,912)	(634,166)	(16,291,065)	(4,117,852)
Gross profit	51,369	44,606	157,260	83,862

Operating expenses
General and administrative expenses	(319,762)	(852,795)	(1,747,766)	(2,092,696)
Total operating expenses	(319,762)	(852,795)	(1,747,766)	(2,092,696)

Loss from operations	(268,393)	(808,189)	(1,590,506)	(2,008,832)

Other income (expense)	(4,385)	7,934	(16,773)	8,052
Loss before income taxes	(272,778)	(800,255)	(1,607,279)	(2,000,780)

Income tax expense	–	–	–	422
Net loss from continuing operations	(272,778)	(800,255)	(1,607,279)	(2,000,358)

Net loss from discontinued operations
Loss on disposal	–	–	–	–
Income from discontinued operations	–	(60,468)	–	(50,062)
Net income from discontinued operations	–	(60,468)	–	(50,062)

Net loss
Less: Net loss attributable to non-controlling interests	(8,719)	4,767	(44,198)	4,767
Net loss attributable to the company	(264,059)	(865,490)	(1,563,081)	(2,055,187)

Comprehensive (loss) income
Net loss	(272,778)	(860,723)	(1,607,279)	(2,050,420)
Foreign currency translation gain (loss)	42,482	(6,343)	62,076	(25,569)
Total comprehensive loss	(230,296)	(867,066)	(1,545,203)	(2,075,989)

Less: comprehensive loss attributable to non-controlling interest	11,037	4,767	(12,376)	4,767
Comprehensive loss attributable to the Company	(241,333)	(871,833)	(1,532,827)	(2,080,756)

Loss per share
Net loss per share from continuing operations - basic and diluted	(0.0264)	(0.0996)	(0.1611)	(0.2692)
Net (loss) income per share from discontinued operations – basic and diluted	–	(0.0075)	–	(0.0067)

Weighted average number of common shares outstanding – basic and diluted	10,019,125	8,078,587	9,703,101	7,448,770

Revenue

Revenue for the three months ended September 30, 2023 was $7,283,281, compared to $678,772 for the comparable period in 2022. The revenue for the three months ended September 30, 2023 was mostly generated from Meixin catering business and the fish trading business from NTB with the revenue of $3.8 million and $3.4 million respectively. The increase was mainly because of the development of the sales of eel becoming more mature compared with 2022. There are significant increases in sales locations for the goods and demands of customers for the three months ended September 30, 2023.

Revenue for the nine months ended September 30, 2023 was $16,448,325, compared to $4,201,714 for the comparable period in 2022. The revenue for the nine months ended September 30, 2023 was mostly generated from Meixin catering business and the fish trading business from NTB with the revenue of $11.3 million and $5.1 million respectively. The increase was mainly because of the development of the sales of eel becoming more mature compared with 2022. There are significant increases in sales locations for the goods and demands of customers for the nine months ended September 30, 2023.

Cost of Sales

Cost of Sales for the three months ended September 30, 2023 was $7,231,912, compared to $634,166 for the comparable period in 2022. The increase was mainly due to the decrease of fish harvesting which led to the increasing cost of fish trading business from NTB for the three months ended September 30, 2023.

Cost of Sales for the nine months ended September 30, 2023 was $16,291,065, compared to $4,117,852 for the comparable period in 2022. The increase was mainly due to the decrease of fish harvesting which led to the increasing cost of fish trading business from NTB for the nine months ended September 30, 2023.

Gross profit

Gross profit for the three months ended September 30, 2023 was $51,369, compared to $44,606 for the comparable period in 2022. The decrease was primarily because there was a significant increase in cost of sales from NTB’s fish trading business for the three months ended September 30, 2023.

Gross profit for the nine months ended September 30, 2023 was $157,260, compared to $83,862 for the comparable period in 2022. The decrease was primarily because there was a significant increase in cost of sales from NTB’s fish trading business for the nine months ended September 30, 2023.

General and administrative expenses

General and administrative expenses were $319,762, for the three months ended September 30, 2023, compared to approximately $852,795 for the comparable period in 2022. This decrease was primarily due to the decrease of Audit and Advertising fees for the three months ended September 30, 2022 in connection with securities filings with the SEC and other related matters.

General and administrative expenses were $1,747,766, for the nine months ended September 30, 2023, compared to approximately $2,092,696 for the comparable period in 2022. This decrease was primarily due to the decrease of Advertising, and warrant expenses for the nine months ended September 30, 2023.

Other expense

Other expense was $4,385, for the three months ended September 30, 2023, compared to other income of $7,934 for the comparable period in 2022. The other income was interest revenue of bank deposits. The other expense was interest expense for a bank loan. The increase was mainly the effect of interest expense recognized for the three months ended September 30, 2023.

Other expense was $16,773, for the nine months ended September 30, 2023, compared to other expense of $8,052 for the comparable period in 2022. The other income was interest revenue of bank deposits. The other expense was interest expense for a bank loan.

Income tax expense

During the three months ended September 30, 2023, we recorded an income tax expense of $nil compared to income tax expense of $nil for the comparable period in 2022. The decrease of income tax expense is because we evaluated the income tax impact from XFC for the period ended September 30, 2022.

During the nine months ended September 30, 2023, we recorded an income tax expense of $nil compared to income tax expense of $422 for the comparable period in 2022. The decrease of income tax expense is because we evaluated the income tax impact from XFC for the period ended September 30, 2022.

Net income attributable to the Company

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the three months ended September 30, 2023 was $264,059 compared to net loss attributable to us (excluding net loss attributable to non-controlling interest) of $865,490 for the comparable period in 2022. The decrease was primarily due to the decrease of General and administrative expenses for the three months ended September 30, 2023.

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the nine months ended September 30, 2023 was $1,563,081, compared to a net loss attributable to us (excluding net loss attributable to non-controlling interest) of $2,055,187 for the comparable period in 2022. The decrease was primarily due to the decrease of general and administrative expenses for the nine months ended September 30, 2023.

Liquidity and Capital Resources

We had net cash used by operating activities for the period ended September 30, 2023 and the cash balance was $1,281,258, as of September 30, 2023 and stockholders’ equity of $5,802,796. We believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements. We continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. Management is also focused on growing our existing product offering, as well as our customer base, to increase our revenues. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, however, management believes that our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

To date, we have funded our operations through revenues, loans from our officers, and the issuance of equity securities.

Since the net asset balance as of September 30, 2023 was $7,578,166, there is no substantial doubt as to our ability to continue as a going concern.

Financings

On August 15, 2022, we consummated a public offering of 1,880,000 units (the “Units”) for $3.50 per Unit pursuant to an effective registration statement on Form S-1, as amended (File No. 333-264059). Each Unit consisted of one share of common stock, par value $0.001 per share, and one warrant to purchase two shares of common stock (the “Warrants”) from the date of issuance until the fifth anniversary of the issuance date for $3.85 per share of common stock, subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the common stock. The shares of common stock and the Warrants comprising the Units were immediately separable and issued separately in the offering.

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

The following table provides detailed information about our net cash flows for the periods indicated:

	For the nine months ended September 30,
	2023	2022
	$	$
Net cash used in operating activities	(1,052,084)	(669,080)
Net cash used in investing activities	(1,057,870)	(5,128,580)
Net cash used in financing activities	504,480	5,611,338
Effect of the exchange rate change on cash	(19,342)	(54,095)
Decrease in cash	(1,624,816)	(240,417)

Net cash used in operating activities

Net cash used in operating activities amounted to $1,052,084 for the nine months ended September 30, 2023. This reflected a net loss of $1,607,279, consultancy services settled by equities of $521,100, depreciation of $109,953 and share-based compensation of $148,288.

Net cash used in operating activities amounted to $669,080 for the nine months ended September 30, 2022. This reflected a net loss of $2,050,421, consultancy services settled by equities of $nil, depreciation of $36 and share-based compensation of $812,898.

Net cash used in investing activities

Net cash used in investing activities was $1,057,870 for the nine months ended September 30, 2023, which were primarily attributable to the purchase of land and investment funds.

Net cash used by financing activities

Net cash provided by financing activities amounted to $504,480 for the nine months ended September 30, 2023, which was provided by the issuance of our common stock.

Net cash provided by financing activities amounted to $5,611,338 for the nine months ended September 30, 2022, which was provided by the issuance of our common stock.

Since we plan to build our land-based fish farming demo sites in the United States in 2024 to promote our fish farming systems to the global market, we expect that we will require additional capital, which includes construction costs, marketing costs, operation costs, etc., to meet our long-term operating requirements. We expect to obtain financing from shareholders or raise additional capital through, among other things, the sale of equity or debt securities. The shareholders are committed to provide additional financing required when we try to raise additional capital from third party investors or banks. However, there can be no assurance that we will be successful in raising this additional capital.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

The following material weaknesses in our disclosure controls and procedures at September 30, 2023 were:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board of Directors comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2023 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2022, initially filed with the SEC on March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

•	On October 11, 2023, we issued 20,000 shares of common stock to Mr. Nick Chang in consideration for services rendered as a consultant for three years.

•	On October 13, 2023, we decided to terminate the flagship bento box store by shifting retail sales focus from physical presence to online sales and developing e-commerce.

•	Executive Employment Agreement dated as of July 31, 2023, by and between Nocera, Inc. and Andy Jin

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
10.1	Executive Employment Agreement dated as of July 31, 2023, by and between Nocera, Inc. and Andy Jin	+
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

___________________________

+	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41434), filed on August 4, 2023.
*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Date: November 14, 2023	By:	/s/ Andy Chin-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

