Form 10-K
period 2023-12-31
NOCERA, INC.
filed 2024-04-01
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 001-41434

NOCERA, INC.

(Exact name of registrant as specified in charter)

Nevada	16-1626611
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3F (Building B), No. 185, Sec. 1 , Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.)

(Address of principal executive offices and zip code)

(886)-910-163-358

(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	NCRA	The Nasdaq Capital Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "small reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2023 based on $2.50 per share, the price at which the registrant's common stock was last sold on June 30, 2023, was approximately $11,661,410.

There were 12,956,987 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 1, 2024.

NOCERA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2023

i

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to "Nocera, Inc.," "Nocera," the "Company," "we," "us," "our" and similar references refer to Nocera, Inc., a Nevada corporation. Our logo and other trademarks or service marks of the Company appearing in this Annual Report on Form 10-K are the property of Nocera, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; growth strategies; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; our future financing plans and anticipated needs for working capital; and the economy in general or the future of the food production industry, all of which were subject to various risks and uncertainties. Such statements, when used in this Annual Report on Form 10-K and other reports, statements and information we have filed with the Securities and Exchange Commission ("SEC"), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "continue," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. These statements may be found under Part I Item 1 "Business" and Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in other parts of this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Annual Report on Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission ("SEC") which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and particular markets, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, general publications, government data and similar sources.

ii

PART I

ITEM 1.	BUSINESS

Overview

Nocera, Inc. was incorporated in the State of Nevada on February 1, 2002, with operations based in New Taipei City, Taiwan. Our primary business operations currently consist of designing, developing and producing large scale recirculating aquaculture systems ("RASs") for fish farms along with providing consulting, technology transfer and aquaculture project management services to new and existing aquaculture management business services.

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

Corporate History

Nocera, Inc. was incorporated in the State of Nevada on February 1, 2002, and is based in New Taipei City, Taiwan.

Reverse Merger

Effective December 31, 2018, we completed a reverse merger transaction pursuant to an Agreement and Plan of Merger (the “Agreement”) with (i) GSI, (ii) GSI's stockholders, Yin-Chieh (“Jeff”) Cheng and Zhang Bi, who together owned shares constituting 100% of the issued and outstanding ordinary shares of GSI (the “GSI Shares”) and (iii) GSI Acquisition Corp. Under the terms of the Agreement, the GSI Stockholders transferred to us all of the GSI Shares in exchange for the issuance of 6,666,667 (post-split) shares of our common stock. As a result of the reverse merger, GSI became our wholly-owned subsidiary and Mr. Cheng and Zhang Bi, the former stockholders of GSI, became our controlling stockholders. The share exchange transaction with GSI was treated as a reverse merger, with GSI as the accounting acquirer and Nocera as the acquired party. GSI is a limited company established under the laws and regulations of Hong Kong on August 1, 2014 and is a holding company without any assets or operations.

In anticipation of the reverse merger, GSI undertook a reorganization and became the 100% holding company of Guizhou Grand Smooth Technology Ltd (“GZ GST”) and GSI Guizhou Wan Feng Hu Intelligent Aquatic Technology Co. Limited (“GZ WFH”), which were all controlled by the same stockholders before and after the reorganization, pursuant to a series of contractual agreements (the “GZ WFH VIE Agreements”). As a result, GSI, through GZ GST, was determined to be the primary beneficiary of GZ WFH and GZ WFH became a variable interest entity (“VIE”) of GSI. Accordingly, GSI consolidated GZ WFH's operations, assets and liabilities.

GZ WFH was incorporated in Xingyi City, Guizhou Province, People's Republic of China (PRC) on October 25, 2017, and was engaged in providing fish farming containers service, which integrated sales, installments, and maintenance of aquaculture equipment.

Divestiture of GZ WFH

On September 21, 2020, we terminated our relationship with GZ WFH and its management, and the GZ WFH Agreements between the parties were terminated as well.

Subsequently on October 8, 2020, Zhang Bi and GZ WFH entered into a Settlement Agreement and Release with us wherein all claims as to GZ WFH's debt (claim to our shares or GZ GST) were compromised, settled, and otherwise resolved as to any and all claims or causes of action whatsoever against us for any matter, action, or representation as to Nocera, and any debt to ownership of Nocera or GZ GST up to the date of the settlement agreement. The consideration for the settlement agreement was mutual waiver of any and all claims against each other and GZ GST, and GZ WFH (including Zhang Bi) waived any claims to our stock, and the 3,166,667 (post-split) shares of our common stock owned by Zhang Bi were cancelled.

XFC Sale

On December 31, 2020, we exchanged 466,667 (post-split) shares of our restricted common stock to stockholders of Xin Feng Construction Co., Ltd., a Taiwan limited liability company ("XFC"), in exchange for 100% controlling interest in XFC. We also entered into contractual arrangements with a stockholder of XFC, that enabled us to have the power to direct the activities that most significantly affects the economic performance of XFC and receive the economic benefits of XFC that could be significant to XFC. On November 30, 2022, we entered into a Purchase of Business Agreement with Han-Chieh Shih (the "Purchaser"), in which we sold our controlling interest of XFC, to the Purchaser for a total purchase cash price of $300,000 (the "XFC Sale"). The closing of the XFC Sale occurred on November 30, 2022 and the XFC variable interest entity ("VIE") agreements were terminated in connection with the XFC Sale.

Reverse Stock Split

On July 26, 2022, we filed a Certificate of Amendment with the Secretary of State of the State of Nevada to implement a 2-for-3 reverse stock split of our outstanding common stock, with fractional shares resulting from the reverse stock split being rounded up to the nearest whole number. The reverse stock split was effected on August 11, 2022.

The VIE Agreements with Meixin

On September 7, 2022, we entered into a series of contractual agreements (collectively, the "Meixin VIE Agreements") with the majority stockholder (the "Selling Stockholder") of Meixin Institutional Food Development Co., Ltd., a Taiwan corporation and a food processing and catering company ("Meixin"), and Meixin, of which we purchased 80% controlling interest of Meixin for $4,300,000. The Meixin VIE Agreements essentially confer control and management of Meixin as well as substantially all of the economic benefits of the Selling Stockholder in Meixin to us.

Business Developments

The following highlights recent material developments in our business:

•	On November 1, 2023, we announced that the Board appointed Yiwen Zhang and Song-Yuan Teng to the Board, with Yiwen Zhang serving on the Audit Committee of the Board and the Nominating and Corporate Governance Committee of the Board, as well as Chairman of the Audit Committee of the Board.

Recent Developments

•	On July 5, 2023, issued 325,708 shares of common stock in response to the exercise of 162,854 shares of warrants issued to our representative in our uplisting in August 2022 with gross proceeds of $626,987.

Corporate Structure

We conduct our operations through (i) Meixin; and (ii) Nocera Taiwan Branch, an unincorporated division of the Company ("NTB"). Our other subsidiaries, GSI, which wholly-owns GZ GST, are dormant and currently do not have any operations. However, GZ GST may be involved with RASs manufacturing in the near future.

We acquired GSI in a reverse merger on December 31, 2018. Prior to the merger, we were a "shell company" as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act). GSI is the parent holding company of GZ GST, which was incorporated on November 13, 2018, as a wholly foreign-owned enterprise established in the PRC. Both GSI and GZ GZT are currently dormant and do not conduct any operations. We currently do not conduct any operations in China or Hong Kong.

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

On September 7, 2022, we entered into a series of contractual agreements with the majority stockholder of Meixin and Meixin, of which we purchased 80% controlling interest of Meixin for $4,300,000. The Meixin VIE Agreements essentially confer control and management of Meixin as well as substantially all of the economic benefits of the Selling Stockholder in Meixin to us. Therefore, in accordance with ASC 810 "Consolidation," we are considered the primary beneficiary of Meixin and have consolidated Meixin's assets, liabilities, results of operations, and cash flows in the accompanying consolidated financial statements.

Significant Products & Services

We manufacture, sell, and install RASs for land-based fish farms. Originally, our systems were designed and constructed from used marine shipping containers. We then developed our next generation of RASs, a cylindrical shaped tank that holds approximately 15,000 U.S. gallons of water, which we believe make them among the largest systems in the market.

There are several significant benefits to our RASs:

•	the system provides a controlled and "traceable" environment;

•	the recirculating aquaculture system can be installed almost anywhere and requires minimal site preparation; and

•	it benefits local economies by providing fresher and, therefore, generally healthier fish.

Nocera's RASs include the fish tank, circulation and filtration systems.

Nocera Land-based RASs Overview
Height / width	1.5m/10m
Main composition of our tank	Environmental-friendly PE
Yield per growing season (Tilapia)	11,000 lbs.
Fish farming density	100-109 lb./m3
Price per RASs Total Solution	$35,000 USD

Our RASs can raise both freshwater and saltwater fish, as well as a variety of crustaceans.

Nocera Recirculating Aquaculture System

Market Overview

Global fish consumption has long been on the rise at a rate higher than any other source of animal protein, and the trend is expected to continue. With overfishing already threatening the earth's marine ecosystem, it is anticipated that a significantly larger proportion of fish consumption would be farm-raised instead of wild-caught in the future.

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

We believe that the RASs, with its proven advantage in producing more fish in a more cost-effective and environmentally friendly manner while offering greater location flexibility and the potential for a "solar-fish sharing mode," is a perfect solution to address the opportunities highlighted above.

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

We provide the following service offerings:

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

Strategy

We plan to focus on countries with a growing population and growing demand for food. By 2050, we will need to double the global food supply to feed the world's growing population.1 There is a growing need for new ways to produce high-quality local fish without putting more pressure on our natural ecosystems. Like Taiwan, there are also many countries with a growing population and growing demand for high-protein food. We plan to go global through building demo sites promoting our RASs and selling our price-competitive systems in these countries to meet their demand for food and to satisfy their desire for a greener environment.

In January 2021, we moved our operation and market focus from China to Taiwan. In 2021, we established a Nocera Taiwan Branch to focus on customers in a variety of sectors, such as individual investors, government supported or funded companies, and international customers. We have received interest from areas like Japan, Thailand, Jordan, South Africa and the United States.

During the year ended December 31, 2023 and 2022, the net sales were approximately $23.9 million and approximately $14.1 million, respectively.

Construction Services

Prior to terminating the VIE agreements with XFC in connection with the XFC Sale, we were the only provider of RAS solar power energy sharing and construction services in Taiwan. As of the filing date of this Annual Report on Form 10-K, we have no intention of providing services to construct indoor RASs and solar sharing fish farms in Taiwan.

Customers

In 2023, we targeted customers in a variety of markets (e.g., Japan, Taiwan, Thailand, Jordan, South Africa and the United States), such as individual investors, government supported or funded companies and other types of international customers. During the year ended December 31, 2023 and 2022, the net sales were approximately $23.9 million and approximately $141 million, respectively.

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

Suppliers

We purchase raw materials and parts and equipment from third parties locally in Taiwan and build and sell them to customers. We are not directly involved in the production or manufacturing of readily available equipment, and we do not take a risk in the repair and maintenance of the equipment because of the manufacturer's maintenance policy. We have identified and sourced multiple suppliers in Taiwan, and our relationships with suppliers are generally good. We expect that our suppliers will be able to meet the anticipated demand for our products in the foreseeable future. There can be no assurance that our suppliers will continue to meet our needs, particularly as we ramp up our expansion into the U.S. and other markets around the world.

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

Sales and Marketing

We continue to market our brand by offering unique and better incentives to the consumers. Our target market is not only limited to the direct processing plants; instead, consumers will be informed about the uniqueness of the fish product, and the important health benefits of fish protein.

Further, we plan to increase the species selection and product form through the investment of the additional 500 tanks; among all we plan to build a hatchery system by collaborating with professionals to promote and maintain healthy, self-sustaining populations of fish and other aquatic species. We are aiming for the direct wholesale option, including live hauling, restaurants, supermarkets and specialty stores. As of December 2023, we sell our food items, including our signature seafood porridge bowl, through our flagship bento box store located at the Ning Xia Night Market in the Datong District of Taipei City, Taiwan. In addition to utilizing Meixin's distribution channel, we will move towards online marketing as well to achieve a greater market share.

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

Also, with respect to the potential sale of eel and any other seafood into the United States, we are subject to extensive regulation, including, among other things, the Food, Drug and Cosmetic Act, as amended by the Food Safety Modernization Act ("FSMA"), the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, and the rules and regulations promulgated thereunder by the U.S. Food and Drug Administration (the "FDA"). The FSMA was enacted in order to aid the effective prevention of food safety issues in the food supply. This comprehensive and evolving regulatory program impacts how food is grown, packed, processed, shipped and imported into the United States and it governs compliance with Good Manufacturing Practices regulations. The FDA has finalized seven major rules to implement FSMA, recognizing that ensuring the safety of the food supply is a shared responsibility among many different points in the global supply chain. The FSMA rules are designed to make clear specific actions that must be taken at each of these points to prevent contamination. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, and criminal sanctions, any of which could impact our results of operations.

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

Listing on The Nasdaq Capital Market

Our common stock is listed on The Nasdaq Capital Market under the symbol "NCRA" since August 11, 2022.

Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Property

We own 229 contiguous acres of land located in Montgomery County, Alabama up to the date of this Annual Report on Form 10-K.

Seasonality

Since the global growing demand from aquaculture production along with the decreasing production from wild fisheries and our fish farming systems provide a controlled and traceable environment for species, our business rarely suffers a seasonal impact.

Human Capital Resources

As of December 31, 2023, we had a total of 22 employees, including 19 full-time employees and 3 part-time employees. In addition, we have 12 consultants. We are compliant with local prevailing wage, contractor licensing and have good relations with our employees.

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

Available Information

Our website address is www.nocera.company. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the "Investor Relations" section of our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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

We have incurred net losses since our inception. In the twelve months ended December 31, 2023 and 2022, we incurred operating losses of $2,030,672 and $5,180,208, respectively. As at December 31, 2023, we have working capital of $87,409 and had an accumulated deficit of $16,780,124. In their audit report for the fiscal year ended December 31, 2023 included in this report, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing. We intend to continue funding our operations through equity and debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

Our business may be materially adversely affected by any future coronavirus (COVID-19) outbreak or similar global epidemic.

A significant outbreak, epidemic or pandemic of contagious diseases in any geographic area in which we operate or plan to operate could result in a health crisis adversely affecting the economies, financial markets and overall demand for our services in such areas. In addition, any preventative or protective actions that governments implement or that we take in response to a health crisis, such as travel restrictions, quarantines or site closures, may interfere with the ability of our employees, suppliers and customers to perform their responsibilities. Such results could have a material adverse effect on our business.

COVID-19 created significant volatility, uncertainty and economic disruption. COVID-19 has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. While we cannot predict the duration or scope of any future COVID-19 outbreak, it may negatively impact our business and such impact could be material to our financial results, condition and outlook related to:

•	disruption to our operations or the operations of our suppliers, through the effects of business and facilities closures, worker sickness and COVID-19 related inability to work, social, economic, political or labor instability in affected areas, transportation delays, difficulty in enrolling patients, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;

•	increased volatility or significant disruption of global financial markets due in part to any future COVID-19 outbreak, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants; and

•	the further spread of COVID-19, and the requirements to take action to mitigate the spread of any future COVID-19 outbreak (e.g., hygiene requirements or social distancing or other measures), will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition.

To the extent COVID-19 or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this "Risk Factors" section.

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

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors' perception of, and demand for, our securities;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds; and

•	our future results of operations, financial condition and cash flow.

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

Our revenues for the year ended December 31, 2023 and for the year ended December 31, 2022 were approximately $23.9 million and $14.1 million, respectively. There were five customers (Sano Morio, Handou Syuji, Ming-Chi Chen, Kai-Ling Chen and Sano Morimoto) who represented approximately 80.8% of our total revenue for the year ended December 31, 2023 of our total revenue for the prior year period. These customers are not located in mainland China or Hong Kong. Our future plan of operations is to shift away from general construction services to the construction of fish farms and fish trading business. There can be no guarantee that such shift in operations will generate the same levels of revenues previously generated through our VIE.

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

From time to time, in order to expand operations to meet customer demand, we will need to incur additional capital expenditures. These capital expenditures are intended to be funded from third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund capital expenditures, we may require additional financing to fund working capital, research and development, sales and marketing, general and administrative expenditures and operating losses. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of our operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to us or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.

We rely on our executive officers.

Our success is dependent on our current executive officers. Our success also depends in large part on the continued service of our key operational and management personnel. We face intense competition from our competitors, customers and other companies throughout the industry. The loss of any our executive officers, specifically Mr. Andy Jin, our Chief Executive Officer, or any failure on our part to hire, train and retain a sufficient number of qualified professionals could impair our business.

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

Section 13(k) of the Exchange Act provides that it is unlawful for a company that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any of its directors or executive officers. In 2019, we did not have a corporate bank account established in Hong Kong or the U.S., and certain funds that were supposed to be deposited into such corporate bank account were instead deposited into the personal bank account of our former Chairman of the Board of Directors of the Company ("Board"), President, Chief Executive Officer and Director, Yin-Chieh Cheng, which was considered to be a personal loan made by us to Yin-Chieh Cheng and may have violated Section 13(k) of the Exchange Act. The receivable was repaid to us in January 2020. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

Future acquisitions may have an adverse effect on our ability to manage our business.

Selective acquisitions currently form part of our strategy to further expand our business. If we are presented with appropriate opportunities, we may acquire additional businesses, services or products that are complementary to our core business. Future acquisitions and the subsequent integration of new companies into ours would require significant attention from our management. Future acquisitions would also expose us to potential risks, including risks associated with the assimilation of new operations, services and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions and potential loss of, or harm to, relationships with employees as a result of integration of new businesses. The diversion of our management's attention and any difficulties encountered in any integration process could have a material adverse effect on our ability to manage our business.

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

A portion of our revenues are derived from a single product, eel and therefore we are highly susceptible to changes in market demand, which may be affected by factors over which we have limited or no control.

Approximately 98% of our revenues are derived from a single product, eel. We therefore are highly susceptible to changes in market demand, which may be impacted by factors over which we have limited or no control. Factors that could lead to a decline in market demand for eel include economic conditions and evolving consumer preferences. A substantial downturn in market demand for eel may have a material adverse effect on our business and on our results of operations.

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

Our operations in the U.S. and Taiwan could be subject to significant risk of natural disasters, including earthquakes, hurricanes, typhoons, flooding and tornadoes, as well as other catastrophic events, such as terrorist attacks or wars. For example, our manufacturers are all located in Taiwan, which is susceptible to typhoons and earthquakes. Any disruption in our manufacturers' manufacturing facilities arising from these and other natural disasters or other catastrophic events could cause significant delays in the production or shipment of the components of our products until such manufacturers are able to shift production to different facilities or until we are able to arrange for other third party manufacturers to manufacture the components of our products. The affected manufacturers may not be able to obtain alternate capacity to manufacture the components of our products or we may not be able to arrange for other third party manufacturers to manufacture the components of our products on favorable terms or at all. The occurrence of any of these circumstances may adversely affect our financial condition and results of operation.

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

Our reporting currency is the U.S. dollar and our operations in Taiwan use their local currency as their functional currencies. Substantially all of our revenue and expenses are in NT dollars. We are subject to the effects of exchange rate fluctuations with respect to any of such currency. For example, the value of the NT dollar depends to a large extent on Taiwan government policies and Taiwan's domestic and international economic and political developments, as well as supply and demand in the local market.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

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

Risk of litigation.

We and/or its directors and officers may be subject to a variety of civil or other legal proceedings, with or without merit. From time to time in the ordinary course of its business, we may become involved in various legal proceedings, including commercial, employment and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operating results or financial condition.

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

We may maintain our cash assets at certain financial institutions in the U.S. in amounts that may be in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

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

Future laws, regulations and standards relating to corporate governance and public disclosure are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Being listed on a national exchange makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board.

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

The Company's auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this prospectus, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Since our auditor is located in Hong Kong, it is included on a list of audit firms the PCAOB determined it is unable to inspect or investigate completely because of a position taken by one or more authorities in Hong Kong, and is therefore subject to the PCAOB's determination and currently not inspected by the PCAOB.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We would be required to comply with these rules if the SEC identifies it as having a "non-inspection" year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above.

In May 2021, the PCAOB issued a proposed rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act, for public comment. The proposed rule is related to the PCAOB's responsibilities under the HFCAA, which would establish a framework for the PCAOB to use when determining whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. The proposed rule was adopted by the PCAOB on September 22, 2021 and approved by the SEC on November 5, 2021. On December 2, 2021, the SEC adopted final amendments implementing the disclosure and submission requirements under the HFCAA, pursuant to which the SEC will identify a "Commission-Identified Issuer" if an issuer has filed an annual report containing an audit report issued by a registered public accounting firm that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, and will then impose a trading prohibition on an issuer after it is identified as and remains a Commission-Identified Issuer for three consecutive years. If we remain identified as a Commission-Identified Issuer and have a "non-inspection" year, there is no assurance that we will be able to take remedial measures in a timely manner.

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

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President's Working Group on Financial Markets (the "PWG"), issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended that the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

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

Since the PCAOB is unable to conduct inspections or full investigations of our auditor, in May 2022, we were added to the SEC's conclusive lists of issuers identified under the HFCAA, or a Commission-Identified Issuer. We will be delisted and our securities will be prohibited from being traded on The Nasdaq Stock Market LLC ("Nasdaq") or any other national securities exchange or the over-the-counter trading market if we remain identified as a Commission-Identified Issuer for three consecutive years (or two if the AHFCAA is enacted). Such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting could have a negative impact on the price of our securities. Also, such a delisting could significantly affect our ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition and prospects.

Inspections of other audit firms that the PCAOB has conducted outside the PRC have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If the PCAOB were unable to conduct inspections or full investigations of our auditor, we and our investors would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would make it more difficult to evaluate the effectiveness of our independent registered public accounting firm's audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors to lose confidence in the audit procedures and reported financial information and the quality of our financial statements.

Our contractual arrangements may not be as effective in providing operational control as direct ownership and our VIE shareholders may fail to perform their obligations under our contractual arrangements.

Since the laws of Taiwan limit foreign equity ownership in certain businesses in Taiwan, we operate such business in Taiwan through our VIE (variable interest entity), Meixin Institutional Food Development Co., Ltd., a Taiwan corporation ("Meixin"), in which we have no ownership interest and rely on a series of contractual arrangements with Meixin and its respective equity holders to control and operate the VIE. Our revenue and cash flows from such business are attributed to our VIE. The contractual arrangements may not be as effective as direct ownership in providing us with control over our VIE. Direct ownership would allow us, for example, to directly or indirectly exercise our rights as a shareholder to effect changes in the board of directors of our VIE, which, in turn, could effect changes, subject to any applicable fiduciary obligations at the management level. However, under the contractual arrangements, as a legal matter, if our VIE or its equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend significant resources to enforce those arrangements and resort to litigation or arbitration and rely on legal remedies under the laws of Taiwan. These remedies may include seeking specific performance or injunctive relief and claiming damages, any of which may not be effective. In the event we are unable to enforce these contractual arrangements or we experience significant delays or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our VIE and may lose control over the assets owned by our VIE. As a result, we may be unable to consolidate our VIE in our consolidated financial statements, which could materially and adversely affect our financial condition and results of operations.

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

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability and geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In addition, the ongoing conflicts in the Middle East may further impact global economic conditions and market sentiments. This, in turn, could adversely affect the trading price of our shares of common stock and investor interest in us.

The Russia-Ukraine war and conflicts in the Middle East remain uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

We continue to expand our international footprint and operations, and we may expand further in the future, which subjects us to a variety of risks and complexities which, if not effectively managed, could negatively affect our business.

We currently maintain operations in Taiwan, and may in the future expand, or seek to expand, our operations to additional foreign jurisdictions.

For example, operating in Europe exposes us to political, legal and economic risks. In addition, a significant percentage of the production, downstream processing and sales of our products occurs outside the United States or with vendors, suppliers or customers located outside the United States. If tariffs or other restrictions are placed by the United States on foreign imports from Taiwan or other countries where we operate or seek to operate, or any related countermeasures are taken, our business, financial condition, results of operations and growth prospects may be harmed. Tariffs may increase our cost of goods, which could result in lower gross margins on certain of our products. If we raise prices to account for any such increase in costs of goods, the competitiveness of the affected products could potentially be reduced. In either case, increased tariffs on imports from Taiwan or other countries where we operate or seek to operate could materially and adversely affect our business, financial condition and results of operations. Trade restrictions and sanctions implemented by the United States or other countries, including sanctions imposed on Russia by the United States and other countries due to Russia's recent invasion of Ukraine, could materially and adversely affect our business, financial condition and results of operations.

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. We have also outsourced significant elements of our information technology infrastructure; as a result, we manage independent vendor relationships with third parties who are responsible for maintaining significant elements of our information technology systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties. Maintaining the secrecy of confidential, proprietary and/or trade secret information is important to our competitive business position. While we have taken steps to protect such information and have invested in systems and infrastructures to do so, there can be no guarantee that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination or misuse of critical or sensitive information. A breach our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.

Risks Related to our Securities

Our common stock has been listed on Nasdaq under the alternative initial listing standard which could suppress the trading price of our securities and the liquidity of your investment.

Since the price per unit in the Public Offering was $3.50, our common stock is listed on The Nasdaq Capital Market under the alternative initial listing standard pursuant to Nasdaq Rule 5550(a)(1)(B). A company that qualifies only for initial listing under Nasdaq's alternative listing standard could become a "penny stock" if it later fails the net tangible assets and revenue tests after listing and does not satisfy any of the other exclusions from being a penny stock contained in Rule 3a51-1 under the Exchange Act. In order to assist brokers' and dealers' compliance with the requirements of the penny stock rules, Nasdaq monitors companies listed under the alternative requirement and publishes on its website on a daily basis a list of any company that was initially listed under the alternative initial listing standard, which no longer satisfies the net tangible assets or revenue test contained in Nasdaq Rule 5505(a)(1)(B), and which does not satisfy any of the other exclusions from being a penny stock contained in Rule 3a51-1 under the Exchange Act. If a company initially lists with a bid price below $4.00 under the alternative initial listing standard contained in Nasdaq Rule 5505(a)(1)(B), but subsequently achieves a $4.00 closing price for at least five consecutive business days and, at the same time, satisfies all other initial listing criteria, it will no longer be considered as having listed under the alternative requirement, and Nasdaq will notify the company that it has qualified for listing under the price requirement contained in Rule 5505(a)(1)(A). Although we satisfy the other listing requirements of The Nasdaq Capital Market, there is no guarantee that our common stock will achieve a $4.00 closing price for at least five consecutive trading days and that will be deemed to not have been listed under the Nasdaq alternative listing standard. Until we are no longer considered to have been listed under Nasdaq's alternative initial listing standard, the trading prices and liquidity of your securities might be adversely affected.

We have identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no assurance that all control issues have been or will be detected.

As of December 31, 2023, we did not maintain effective controls over the control environment. Our weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in U.S. general acceptable accounting principles (GAAP) and SEC rules and regulations with respect to financial reporting functions. Furthermore, we lack robust accounting systems as well as sufficient resources to hire such staff and implement these accounting systems.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which approximately 187,043,013 shares are available for issuance. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required under law or under Nasdaq Rule 5635(b) which requires stockholder approval for change of control transactions where a stockholder acquires 20% of a Nasdaq-listed company's common stock or securities convertible into common stock, calculated on a post-transaction basis. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

Sales of our currently issued and outstanding shares of common stock and shares of common stock underlying warrants may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

Approximately 58% of the shares of common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act ("Rule 144"). As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.

Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company's outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

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

While we have no specific plan to issue preferred stock in different series, our amended and restated articles of incorporation, as amended ("Articles of Incorporation") authorizes us to issue, without the approval of our stockholders, one or more series of preferred stock having such designation, relative powers, preferences (including preferences over our common stock respecting dividends and distributions), voting rights, terms of conversion or redemption, and other relative, participating, optional, or other special rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations, or restrictions thereof, as our Board may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of a specific preferred stock class could affect the residual value of the common stock.

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

The market valuations of smaller reporting companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

•	changes in securities analysts' estimates of our financial performance, although there are currently no analysts covering our stock;

•	fluctuations in stock market prices and volumes, particularly among securities of smaller reporting companies;

•	fluctuations in related commodities prices; and

•	additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

The trading prices of our common stock could be volatile and could decline following this offering at a time when you want to sell your holdings.

Numerous factors, many of which are beyond our control, may cause the trading prices of our common stock to fluctuate significantly. These factors include:

•	quarterly variations in our results of operations or those of our competitors;

•	delays in end-user deployments of products;

•	fluctuations in related commodities prices;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	intellectual property infringements;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	major changes in our Board or management;

•	changes in governmental regulations;

•	changes in earnings estimates or recommendations by securities analysts;

•	the impact of any future COVID-19 outbreak or similar epidemic on capital markets;

•	our failure to generate material revenues;

•	our public disclosure of the terms of this financing and any financing which we consummate in the future;

•	any acquisitions we may consummate;

•	short selling activities;

•	changes in market valuations of similar companies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	changes in the prices of commodities associated with our business; and

•	general economic conditions and slow or negative growth of end markets.

Additionally, the global economy and financial markets may be adversely affected by geopolitical events, including Russia's invasion of Ukraine and the conflicts in the Middle East.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management's attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies, such as the uncertainty associated with any future COVID-19 outbreaks. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

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

Additional risks may exist as a result of our becoming a public reporting company through a "reverse merger." Certain SEC rules are more restrictive when applied to reverse merger companies, such as the ability of stockholders to re-sell their shares pursuant to Rule 144.

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

In addition, for proposed sales under Rule 144(i)(2), there must be adequate current information about the issuing company publicly available before the sale can be made. For reporting companies, this generally means that the companies have complied with the periodic reporting requirements of the Exchange Act. As such, due to the fact that we were a shell company until the effective time of the reverse merger, holders of "restricted securities" within the meaning of Rule 144 will be subject to the above conditions.

We may not be able to satisfy the continued listing requirements of Nasdaq to maintain a listing of our common stock.

As a Nasdaq-listed company, we must meet certain financial and liquidity criteria to maintain such listing. If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders' ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

We are an "emerging growth company" and a "smaller reporting company" under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an "emerging growth company" and a "smaller reporting company" as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" and "smaller reporting companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an "emerging growth company" until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

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

Our Articles of Incorporation and our amended and restated bylaws ("Bylaws") eliminate the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Nevada law. Further, our Articles of Incorporation and our Bylaws provide that we are obligated to indemnify each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our stockholders.

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

The inability to use Form S-3 for securities offerings could adversely affect our ability to access capital in the markets and may hinder our growth strategies by limiting our funding options.

In 2022, we acquired Meixin, a strategic addition to our portfolio aimed at enhancing market position and broadening our product offerings. Subsequent to this acquisition, the SEC inquired about the financial information of Meixin as part of our regulatory filings. Despite our efforts to comply with these inquiries, we have been unable to provide complete financial information regarding Meixin due to the inability to locate Meixin's financial information. This rendered us incapable of providing the SEC with the requisite financial statements that it requires in connection with the Meixin acquisition.

As a result, the SEC has informed us that we are restricted from filing a registration statement on Form S-3, which is commonly used for investment activities, until the time the financial information for Meixin is no longer required to be included in a registration statement on Form S-3 (i.e., when the 2022 financials are no longer needed to be included in a registration statement). This restriction effectively limits our ability to engage in certain securities offerings under a Form S-3 registration statement until after the financials for the period ended September 30, 2024 go stale.

The inability to use Form S-3 for securities offerings could adversely affect our ability to access capital in the markets and may hinder our growth strategies by limiting our funding options. These restrictions may place us at a competitive disadvantage relative to our peers who have greater access to capital in the markets. This situation may potentially affect the confidence of investors and our stock price.

We are actively exploring alternative financing strategies and other measures to mitigate the impact of this restriction on our operations and growth prospects. There can be no assurance that these efforts will be successful or that the restriction will not have a material adverse effect on our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

We acknowledge the increasing importance of cybersecurity in today's digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting us, please refer to the following risk factor in the "Risk Factors" section in this Annual Report on Form 10-K titled "Risks Related to Our Business—We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks."

ITEM 2.	PROPERTIES

Our headquarter is located at 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.). The office is rented by Taiwan Grand Smooth Enterprise Co., Ltd., a company 100% controlled by Yin-Chieh Cheng, our former President, former Chief Executive Officer, and former Chairman of the Board. Mr. Cheng sub-leases this space to us, which is free of charge.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001, is listed on The Nasdaq Capital Market under the symbol "NCRA."

Stockholders

As of April 1, 2024, we had approximately 508 stockholders of record of our common stock, not including shares held in street name.

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

We did not pay cash dividends in the years ended December 31, 2023 or 2022.

Transfer Agent

The transfer agent and registrar for our common stock is Mountain Share Transfer, LLC.

Securities Authorized for Issuance under Equity Compensation Plans

In 2018, the Board and stockholders adopted Nocera, Inc.'s 2018 Stock Option and Award Incentive Plan, effective December 31, 2018 (the "2018 Plan"). The 2018 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, and (iii) stock purchase rights. The 2018 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The 2018 Plan is administered by the Compensation Committee. The Board reserved 6,666,667 (post-split) shares of common stock under the 2018 Plan. No awards have been granted to any employees or consultants pursuant to the 2018 Plan. As of December 31, 2023, a total of 5,956,667 shares of common stock are available for future issuance pursuant to the 2018 Plan.

Unregistered Sales of Equity Securities

Issuance of Common Stock

•	On March 22, 2023, we issued 450,000 shares of our common stock to our investor relation company, Hanover One International, Inc.

•	On July 31, 2023, we entered into an Employment Agreement with Andy Ching-An Jin, our Chief Executive Officer, in which, among other things, we issued a total of 240,000 shares of restricted stock, of which 60,000 shares vest at the end of every three months for a period of one year starting from July 31, 2023. As of December 31, 2023, a total of 60,000 shares vested.

•	On October 11, 2023, we issued 20,000 shares of our common stock to our consultant, Yu-Hao Chang.

•	On December 27, 2023, we issued a total of 1,057,692 shares of common stock to the estate of Mr. Cheng, our former Chief Executive Officer, former President, former Chairman of the Board, and former director, as a result of the exercise of Series A warrants.

The foregoing securities were issued in reliance on the exclusion from registration provided by either (i) Rule 701 of the Securities Act because the issuance was made pursuant to a compensatory benefit plan, (ii) Rule 903 of Regulation S under the Securities Act of the Securities Act because the recipient was a non-U.S. Person (as defined under Rule 902 Section (k)(2)(i) of Regulation S), or (iii) Section 4(a)(2) of the Securities Act due to the fact the issuance did not involve a public offering of securities to a U.S. Person.

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2018 Equity Incentive Plan:
Equity compensation plans approved by security holders	–	$–	5,956,667
Equity compensation plans not approved by security holders	–	–	–
Total	–	$–	5,956,667

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this Annual Report on Form 10-K reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed above under the section captioned "Risk Factors", as well as any other cautionary language contained in this Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events after the date of this Annual Report on Form 10-K.

Operations Overview

As of December 31, 2019, we provide land-based recirculation aquaculture systems for fish farming. Our primary business operations consist of the design, development and production of RASs large scale fish tank systems, for fish farms along with expert consulting, technology transfer and aquaculture project management services to new and existing aquaculture management business services. Through our branch office, we also procure and sell eel in Taiwan. In addition, as of December 2022, we sell food items, including our signature seafood porridge bowl, through our flagship bento box store located at the Ning Xia Night Market in the Datong District of Taipei City, Taiwan.

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

We plan to sell and develop fish farms in Taiwan, the U.S. and Brazil. We expect to sell over five thousand tanks in the next five years. Our production facility is to be established in Taiwan, and we plan to sell the systems into the Americas and European countries as well.

We also intend to expend the fish farming demo sites in Taiwan by adding 20 units of RAS eel farming equipment with outsourcing construction services and build the catfish farm in the U.S. by the end of 2024 to promote our fish farming systems to the global market. We are expecting more customers from various countries actively inquiring about our equipment. As of February 16, 2023, we completed the acquisition of 229 acres of land in Montgomery County, Alabama, of which we intend to build RASs on that land for fish farming. We plan to enhance market penetration through the establishment of our own fish farms and diversify revenue streams through various sales channels.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Known Trends and Uncertainties

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality of products as they may substitute lower cost materials to maintain pricing levels. Nocera's cost base also reflects significant elements for freight, including fuel, which has significantly increased due to the effects of the coronavirus (COVID-19) pandemic, the Russia-Ukraine war and the conflicts in the Middle East. Rapid and significant changes in commodity prices such as fuel and plastic may negatively affect our profit margins if Nocera is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives.

Geopolitical Conditions

Our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. From time to time, we could have a large revenue stream associated with a particular customer or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a specific customer, industry or region in which we have a concentrated exposure could negatively impact our results of operations.

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

Foreign Currency

Our reporting currency is the U.S. dollar and our operations in Taiwan use their local currency as their functional currencies. Substantially all of our revenue and expenses are in NT dollars. We are subject to the effects of exchange rate fluctuations with respect to any of such currency. For example, the value of the NT dollar depends to a large extent on Taiwan government policies and Taiwan's domestic and international economic and political developments, as well as supply and demand in the local market.

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

Effects of COVID-19

COVID-19 has globally resulted in the loss of life, business closures, restrictions on travel and widespread cancellation of social gatherings. The initial spread of COVID-19 in Asia caused some business disruption resulting in reduced net revenue in December 2019. Even though the COVID-19 pandemic has ended, there continues to be considerable uncertainty around any future COVID-19 outbreak and its resultant economic effects. Therefore, we expect this matter to negatively impact our operating results for the foreseeable future if there is any future COVID-19 outbreak.

The extent to which any future COVID-19 outbreak impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•	new information which may emerge concerning the severity of the disease;

•	the duration and spread of the outbreak;

•	the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures;

•	regulatory actions taken in response to the pandemic, which may impact merchant operations, consumer and merchant pricing and our product offerings;

•	other business disruptions that affect our workforce;

•	the impact on capital and financial markets; and

•	actions taken throughout the world, including in markets in which we operate, to contain any future COVID-19 outbreak or treat its impact.

In addition, COVID-19 has adversely affected global economies and financial markets, and similar public health threats could do so in the future.

Substantially all our revenues were concentrated in Taiwan pending expansion into other international markets. Consequently, our results of operations will likely be adversely, and may be materially affected, to the extent that any future COVID-19 outbreak or any epidemic harms Taiwan's economy and society and the global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of any future COVID-19 outbreak and the actions taken by government authorities and other entities to contain any future COVID-19 outbreak or treat its impact, almost all of which are beyond our control. If the disruptions posed by any future COVID-19 outbreak or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

To the extent any future COVID-19 outbreak or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in the “Risk Factors” section of Part I Item 1A.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful receivables; the useful lives of property and equipment and intangible assets; impairment of long-lived assets; recoverability of the carrying amount of inventory; fair value of financial instruments; provisional amounts based on reasonable estimates for certain income tax effects of the Tax Cuts and Jobs Act (the "Tax Act") and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

a)	Category of financial assets and measurement

Financial assets are classified into the following categories: financial assets at fair value through profit or loss (“FVTPL”), investments in debt instruments and equity instruments at fair value through other comprehensive income (“FVTOCI”), and financial assets at amortized cost.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2023 and 2022 were $1,229,580 and $2,906,074, respectively.

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

Prepaid Expenses and Other Assets, Net

Prepaid expense and other assets, net consist of receivable from prepaid rent, etc. Management reviews its receivable balance each reporting period to determine if an allowance for doubtful accounts is required. An allowance for doubtful account is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Bad debts are written off against the allowance after all collection efforts have ceased.

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

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes, the inventories are written down to net realizable value.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

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

Deferred tax liability and assets are recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification ("ASC") Topic 740-10.

Variable Interest Entity

A variable interest entity ("VIE") is an entity (investee) is an entity in which the investor has obtained a controlling interest even if it has less than a majority of voting rights, according to the Financial Accounting Standards Board (FASB). A VIE is subject to consolidation if a VIE meets one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation:

(a)	equity-at-risk is not sufficient to support the entity's activities;

(b)	as a group, the equity-at-risk holders cannot control the entity; or

(c)	the economics do not coincide with the voting interest.

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

Determining the appropriate fair value model and calculating the fair value of phantom award grants requires the input of subjective assumptions. We use the Black-Scholes pricing model to value our phantom awards. Share-based compensation expense is calculated using our best estimates, which involve inherent uncertainties and the application of management's judgment. Significant estimates include our expected volatility. If different estimates and assumptions had been used, our phantom unit valuations could be significantly different and related share-based compensation expense may be materially impacted.

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

Uncertain Tax Positions

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. We record interest and penalties on uncertain tax provisions as income tax expense. There are no uncertain tax positions as of December 31, 2023 and 2022, and we have no accrued interest or penalties related to uncertain tax positions. We do not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of our net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

Our reporting currency is the United States dollar ("US$"). The functional currency of our VIE in Taiwan is Taiwan New Dollar ("TWD"), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars ("HK$"). The functional currency of PRC companies is the Renminbi ("RMB"). In the consolidated financial statements, the financial information of our subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of December 31, 2023 and 2022 are 7.1258 and 6.9646, respectively. The annual average exchange rates for the year ended December 31, 2023 and 2022 are 7.1162 and 6.7208, respectively.

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

Recently Issued Accounting Standards

See Note 3 to the Consolidated Financial Statements included herewith.

Results of Operations

The following table sets forth our consolidated statements of operations for the years ended December 31, 2023 and 2022.

Consolidated Statements of Operations

	For the years ended December 31,
	2023	2022
Net Sales	$23,915,926	$14,102,138
Cost of sales	(23,720,967)	(13,846,172)
Gross profit	194,959	255,966

Operating expenses
Impairment of goodwill	(2,250,553)	–
General and administrative expenses	(2,225,323)	(2,772,102)
Total operating expenses	(4,475,876)	(2,772,102)

Other income (expense)	(40,386)	417,999
Net loss from continuing operations before income taxes	(4,321,303)	(2,098,137)

Income tax (expense) benefit	(22,703)	23,808
Net loss from continuing operations	(4,344,006)	(2,074,329)

Net loss from discontinued operations
Loss on disposal	–	(2,569,975)
(Loss) income from discontinued operations	–	(92,285)
Net (loss) income from discontinued operations	–	(2,662,260)

Net loss	(4,344,006)	(4,736,589)
Less: Net income attributable to non-controlling interests	54,395	(76,319)
Net loss attributable to Nocera Shareholders	$(4,289,611)	$(4,812,908)

Other Comprehensive loss
Net loss	(4,344,006)	(4,736,589)
Foreign currency translation income (loss)	4,688	(89,688)
Total comprehensive loss	(4,339,318)	(4,826,257)

Less: Net income attributable to non-controlling interest	6,060	(76,319)
Less: Foreign currency translation loss attributable to non-controlling interest	–	–
Comprehensive loss attributable to Nocera Shareholders	$(4,333,258)	$(4,902,596)

Loss per share - basic and diluted	$(0.4383)	$(0.6111)
Net loss per share from continuing operations – basic and diluted (1)	(0.4383)	(0.2731)
Net (loss) income per share from discontinued operations – basic and diluted (1)	$–	$(0.3380)

Weighted Average Shares Outstanding - Basic and Diluted	9,814,000	7,876,367

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

Comparison of Results of Operations for the years ended December 31, 2023 and December 31, 2022

Revenue

Revenue of the Company for the year ended December 31, 2023 was approximately $23.9 million compared to approximately $14.1 million for the comparable period in 2022. The revenue for the year ended December 31, 2023 was mostly generated from Meixin catering business and the fish trading business from NTB with the revenue of $8.9 million and $14.9 million, respectively. The revenue for the year ended December 31, 2022 was mostly made from the catering business from Meixin and the fish trading business from NTB.

For the year ended December 31, 2023 and 2022, our foreign currency translation gain was $27,079 and foreign currency translation loss was $89,688 of sales and income, respectively.

Gross profit

Gross profit for the year ended December 31, 2023 was approximately $194,959, compared to approximately $255,966 for the comparable period in 2022. The gross profit for the year ended December 31, 2022 was mostly generated from Meixin catering business and the fish trading business from NTB with the revenue of approximately $110,000 and $82,000, respectively. The decrease of gross profit margin was mainly because in 2023, we had increased the fish trading business and decrease the revenue of the catering business of Meixin that leads to the decrease of revenue recognition.

The operating loss incurred in NTB fish trading business is primarily attributed to administrative expenses, amounting to approximately $288,331. We are confident that profitability can be achieved by optimizing management expenses and enhancing profit margins.

General and administrative expenses

General and administrative expenses were $2.2 million, for the year ended December 31, 2023, compared to $2.7 million for the comparable period in 2022. The decrease in general and administrative expenses was mainly due to the decrease expenses of XFC in 2023.

Other income (expense)

Other expense was $40,386 for the year ended December 31, 2023, compared to other income of $417,999 for the comparable period in 2022. The income for the year ended December 31, 2022 was mainly due to the waiver of payables.

During the year ended December 31, 2022, we recorded an income tax benefit of $23,808 as compared to income tax expense of $0 for the comparable period in 2023.

Net loss attributable

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the year ended December 31, 2023 was approximately $2 million compared to net loss attributable to us (excluding net income attributable to non-controlling interest) approximately of $4.8 million for the comparable period in 2022. The decrease was primarily due to the decrease of General and administrative expenses for the year ended December 31, 2023.

Liquidity and Capital Resources; Going Concern

We had net cash provided by operating activities for the year ended December 31, 2023 and the cash balance was approximately $1.2 million as of December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $16,780,128. In their audit report for the fiscal year ended December 31, 2023 included in this report, our auditors have expressed their concern as to our ability to continue as a going concern.

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

To date, we have funded our operations through revenues, loans from our officers, and the issuance of equity securities. We obtained a financial support letter from shareholders.

•	On April 1, 2021, we entered in a securities purchase agreement with certain investors for an aggregate of 80,000 shares of its preferred stock at a per share purchase price of $2.50. As part of the transaction, the investors received one Class C warrant and one Class D warrant for the subscription of each preferred share. Each Class C warrant consist of the right to purchase up one share of common stock to at an exercise price of $3.75 per share exercisable for 36 months from the date of issuance. Each Class D warrants consist of the right to purchase one share of our common stock at an exercise price of $7.50 per share exercisable for 36 months from the date of issuance. The subscription was completed on August 10, 2021

•	In August 2021, we issued 80,000 shares of preferred shares of $0.001 each at an issue price of $2.50 per share to certain investors credited as fully paid.

•	On September 27, 2021, we entered into securities purchase agreements with investors, pursuant to which we issued in a registered direct offering, an aggregate of 32,000 shares of our common stock at a per share purchase price of $3.75. In addition, the investors also received one Class C Warrant and one Class D Warrant for the subscription of each preferred share. On December 31, 2021, we consummated a private offering of 278,667 units at a purchase price of $7.50 per unit to 28 investors for gross proceeds of $2,090,000. Each unit consisted of one share of the Company's common stock and an "equity kicker" of one share of our common stock, for a total of 557,334 shares of common stock.

•	On August 10, 2022, our Registration Statement relating to the Public Offering was declared effective by the SEC. The Public Offering consisted of 1,880,000 units at a public offering price of $3.50 per unit, with each unit consisting of (i) one (1) share of our common stock and (ii) a warrant to purchase two (2) shares of our common stock. We received total gross proceeds of $6.58 million from the Public Offering and after deducting the underwriting commissions, discounts and offering expenses, we received net proceeds of approximately $5.3 million. On August 11, 2022, the shares of our common stock began trading on The Nasdaq Stock Market LLC under the symbol "NCRA." The Shares and the Warrants comprising the units were immediately separable and issued separately in the Public Offering, which closed on August 15, 2022. In connection with the Public Offering and pursuant to the underwriting agreement between the underwriters named therein and us, we granted the underwriters a 45-day option to purchase up to 282,000 additional shares of our common stock and warrants, equivalent to 15% of the units sold in the Public Offering, at the public offering price of $3.50 per unit, less underwriting discounts and commissions, to cover over-allotments, if any. On September 23, 2022, the underwriters exercised their option to purchase an additional 282,000 warrants from us for gross proceeds of $2,820. The warrants were issued to the underwriters on September 26, 2022.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the years ended December 31,
	2023	2022
Net cash provided by (used in) provided by operating activities	$(1,061,851)	$(1,771,551)
Net cash (used in) provided by investing activities	(1,057,870)	(4,030,834)
Net cash (used in) provided by financing activities	463,533	6,288,391
Effect of the exchange rate change on cash and cash equivalents	(20,306)	(23,941)
(Decrease) Increase in cash and cash equivalents	$(1,676,494)	$462,065

Net cash provided by (used in) operating activities

Net cash used in operating activities amounted to $1,061,851 for the year ended December 31, 2023 This reflected a net loss of $4,321,303, as adjusted for non-cash items primarily including depreciation of $171,312, share-based compensation of $163,621, consultancy services settled by equities of $657,900.

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

Net cash (used in) provided by investing activities

Net cash used in investing activities was $1,057,870 for the year ended December 31, 2023 which were primarily attributable to the purchase of equipment and intangible asset.

Net cash used in investing activities was $4,030,834 for the year ended December 31, 2022 which were primarily cash paid for acquisition of a subsidiary.

Net cash (used in) provided by financing activities

Net cash provided by financing activities amounted to $449,898 for the year ended December 31, 2023, which were primarily arising from proceeds from issuance of common stock during the year.

Net cash provided by financing activities amounted to $6,288,391 for the year ended December 31, 2022, which were primarily arising from proceeds from issuance of common stock and other borrowings during the year.

Since we plan to build our land-based fish farming demo sites in the U.S., Japan and Thailand to promote our fish farming systems to the global market, we expect that we will require additional capital, which includes construction costs, marketing costs, operation costs, etc., to meet our long-term operating requirements. We expect to obtain financing from stockholders or raise additional capital through, among other things, the sale of equity or debt securities. The stockholders are committed to provide additional financing required when we try to raise additional capital from third party investors or banks. However, there can be no assurance that we will be successful in raising this additional capital.

Recently Issued Accounting Pronouncements

Please refer to the Note 3 to the Consolidated Financial Statements included herewith.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the "Evaluation") of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, due to the presence of material weaknesses described below, our disclosure controls and procedures were not effective.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was not effective as of December 31, 2023. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2023:

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

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted smaller reporting companies from the auditor attestation requirement.

Remediation Plan

During the year ended December 31, 2023, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2023, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

On April 21, 2022, the Company was conclusively identified by the SEC as a Commission-Identified Issuer pursuant to the Holding Foreign Companies Accountable Act (the "HFCAA") because it filed its registration statement on Form S-1 (File No. 333-264059) containing audited financial statements for the fiscal years ended December 31, 2021 and 2020 with an audit report by Centurion ZD CPA &Co. ("Centurion"). Centurion is a Hong Kong-based public accounting firm previously deemed to be inaccessible for complete inspection by the PCAOB due to an authority's position in the foreign jurisdiction. However, in August 2022, the PCAOB took a significant step toward inspecting and investigating registered public accounting firms in mainland China and Hong Kong by signing a Statement of Protocol with the CSRC and the Ministry of Finance of the People's Republic of China. From September to November 2022, PCAOB staff conducted on-site inspections and investigations of Centurion.

In December 2022, the PCAOB announced that it had obtained complete access to inspect and investigate registered public accounting firms in mainland China and Hong Kong. It also confirmed that, until new determinations are issued by the PCAOB, no Commission-Identified Issuers, including the Company, are at risk of trading prohibition under the HFCAA.

We have no awareness or belief that any governmental entity in the foreign jurisdiction of incorporation or organization owns shares of our capital stock. Similarly, no official from the Chinese government or Hong Kong Special Administrative Region serves as a board member or officer within our Company or its operating subsidiaries. Our amended articles of incorporation do not contain any provisions known to include charter or charter provisions of the Chinese Communist Party. Based on the absence of a Schedule 13D or 13G filing by any such governmental entity, the lack of material contracts with foreign governmental parties, and the absence of foreign government representation on our Board, we have determined that no governmental entity in mainland China or Hong Kong has the power to direct or control our management, policies or possess a controlling financial interest.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following are our executive officers and directors and their respective ages and positions as of the filing date of this Annual Report on Form 10-K.

Name	Age	Position	Director Since
Andy Ching-An Jin	42	Chief Executive Officer (Principal Executive Officer)	July 31, 2023
Shun-Chih (“Jimmy”) Chuang	34	Chief Financial Officer (Principal Financial and Accounting Officer)	–
Feng-Hua (“Howard”) Chen	60	Chief Operating Officer	January 4, 2024
Gerald H. Lindberg	73	Secretary, Director	December 31, 2021
Thomas A. Steele	76	Director	December 19, 2019
Hui-Ying Zhuang	50	Director	December 19, 2019
Yiwen Zhang	55	Director	October 27, 2023
Song-Yuan Teng	35	Director	October 27, 2023

Professional Backgrounds

Andy Ching-An Jin was appointed as Chief Executive Officer of the Company on July 31, 2023. Mr. Jin was an Investment Director at Fotex Holding from November 2018 until June 2023, where he executed and drove U.S. investments, strategic projects, portfolio management and business operations. Prior to that role, Mr. Jin served as Partner at Bloemengroothandel B.J. Duyvenvoorde & Zn B.V. from September 2017 until October 2018, where he managed all day-to-day operations, sales, developments and investments for an import floriculture company, sold subscription services to online boutiques and managed all major wholesale floriculture market operations in China. In addition, Mr. Jin served as Executive Vice President and Managing Director of Dagong Global Credit Rating Group from December 2015 until August 2017, where he oversaw the group's international business development and investments into overseas markets and was also responsible for overseas offices located in Hong Kong, Italy and Germany. He attended the State University of New York at Stony Brook attaining a Bachelor of Arts in political science and Tsinghua University earning a Master of Business Administration.

Shun-Chih ("Jimmy") Chuang was appointed as Chief Financial Officer of the Company on October 28, 2019. Prior to that role, from October 1, 2016 to June 30, 2019, Mr. Chuang was a project manager at Deloitte & Touche Financial Advisory Corporation in Taiwan where he was part of the Transaction Support practice. In that role, he worked in Mergers and Acquisitions and Valuation services. Prior to that role, from September 2014 to September 2016, Mr. Chuang was a semi-senior at Deloitte & Touche in Taiwan where he was part of the Audit Function practice. In that role, he performed audit services to various Taiwanese conglomerate companies. Mr. Chuang has a marketing degree from UC-Berkeley Extension, and a BS in Accounting from Soochow University, Taiwan. He currently holds Certified Public Accounting licenses from the United States and Taiwan.

Feng-Hua ("Howard") Chen was appointed as Chief Operating Officer of the Company on January 5, 2024. Mr. Chen is experienced in diverse areas such as Consumer Banking, Asia Business Development and New Strategies, demonstrating strong skills in team building, project management, compliance and cross-sales, with a focus on continuous improvement and business expansion. Mr. Chen was an Executive Director at Rongzhou Construction Co., Ltd. From September 2021 until January 2024, where he, among other things, was involved in the planning and financing of construction projects, the planning and acquisition of land and the execution of sales. Prior to that position, he was a Vice President at Entie Commercial Bank Co. from 2008-2021, Asia Pacific Regional Business Development Director at CIT Group Taiwan from 2005-2008, Sales Director at Taipei Financial & Leasing Co. from 2004-2005, and a Sales Manager at Far Eastern Group from 2000-2004. He attended the University of Leicester earning an MBA degree in 1989.

Gerald H. Lindberg was appointed as Secretary and Director of the Company on December 31, 2021. In the past five years, working for Handover International, Mr. Lindberg has provided substantial expertise and guidance as a consultant, has served as a board member and Chief Financial Officer of publicly traded companies, business adviser, capital acquisition director and operations officer to real world and Internet start-ups and helped raise capital for start-ups, small cap, micro-cap and nano-cap businesses in both the public and private sectors. Earlier in his career, he was Section Chief, Litigation Assistance Systems Section, Justice Management Division, United States Department of Justice and an attorney-advisor with the United States Department of Justice (1979-1982). Over the past 25 years, he has been responsible for business plan preparation, early stage advising for corporate development and positioning for capital raising including crowd funding, private placement memoranda, investor presentation development, equity, debt and hybrid funding, form preparation and filing, offering syndicate coordination, sales/marketing strategy along with investment community relations and investor relations, business development, licensing management and assuring compliance with federal and state regulations and fraud prevention software development. His areas of specialty include technology and intellectual property management, digital entertainment, media and marketing, e-Commerce, m-Commerce and search engine design, database systems software design and development. Mr. Lindberg earned his law degree from Western New England University, School of Law, Springfield, MA. Mr. Lindberg is qualified to serve as a director of the Company due to his substantial board and financial consulting experience.

Thomas A. Steele was appointed as Director of the Company on December 19, 2019. Mr. Steele is currently retired. He was registered as a court interpreter Japanese to English and Japan marketing consultant from 2010-2019. Mr. Steele served as a Foreign Service Officer with the U.S. Department of State, Washington, DC for more than 21 years (1980-2001). After retiring from the State Department, he also served as secretary for Anbusa USA, at the 2005 and 2010 World's Fair. He obtained a BA in Political Science, Music, Radio & TV Broadcasting from the University of California, Los Angeles while attending from 1965-1969. Mr. Steele is qualified to serve as a director of the Company due to his Japanese Language Skills and experience in International Business.

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

Yiwen Zhang was appointed as a Director of the Company on October 27, 2023. Mr. Zhang currently works as Manager of Finance, Marketing and Student Support at New Westminster School District 40 since 2012, where he is responsible for financial reporting, budget planning, internal controls, audits, financial system management and compliance. Prior to that role, from 2009 until 2011, Mr. Zhang served as Business Development Manager at ZiYangTang Trading where he developed two business lines and increased sales by 2 million. Prior to that, Mr. Zhang was Account Manager at HILTI (Canada) Ltd where he set up the Richmond branch and doubled sales and developed revenue budgeting models for key business expansion. Mr. Zhang is qualified to serve as a director of the Company due to his extensive experience as a manager in a variety of organizations.

Song-Yuan Teng was appointed as a Director of the Company on October 27, 2023. Mr. Teng serves as Chief Executive Officer of G.MCOIN Enterprises since 2021, where he oversees the strategic planning and annual growth objectives. Prior to that role, from 2017 until 2020, Mr. Teng served as the General Manager of Mingyang Venture Capital, where he was responsible for overseeing the overall management and strategic direction of the organization while driving growth and maximizing shareholder value. Prior to that, he was a Manager at Jinrongjia Consulting from 2015 until 2017, where he worked on financial and automated trading systems while supporting sales and solution managers. Prior to that, Mr. Teng was the General Manager at CFL Venture Capital from 2012 until 2014, where he developed and executed the firm's strategic investments. Mr. Teng is qualified to serve as a director of the Company due to his executive experience in multiple consulting and banking firms.

Board of Directors

Our business and affairs are managed under the direction of our Board and committees of the Board. Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve until serve at the pleasure of the Board, subject to all rights, if any, of such officer under any contract of employment.

Board Committees

Our Board has established an audit committee (the "Audit Committee"), a compensation committee (the "Compensation Committee") and a nominating and corporate governance committee (the "Nominating and Corporate Governance Committee"). Our Board has not yet adopted procedures by which stockholders may recommend nominees to the Board. The composition and responsibilities of each of the committees of our Board is described below. Members serve on these committees until their resignation or until as otherwise determined by our Board.

Audit Committee

Our Board has appointed Yiwen Zhang, Thomas A. Steele and Hui-Ying Zhuang to serve as members of our Audit Committee. Each member of the Audit Committee is an independent director as established by SEC and Nasdaq rules, and Yiwen Zhang, qualifies as an "audit committee financial expert" under the SEC rules.

The Audit Committee's duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

Our Board has established a Compensation Committee. Thomas A. Steele and Hui-Ying Zhuang, each of whom is an independent director, serves as members of the Compensation Committee with Thomas A. Steele, serving as the Compensation Committee's Chairman. The Compensation Committee's duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Nominating and Corporate Governance Committee

Our Board has established a Nominating and Corporate Governance Committee of which Yiwen Zhang and Hui-Ying Zhuang serve as members with Hui-Ying Zhuang also serving as the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee's duties, which are specified in its charter, include, but are not limited to:

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

Section 16(a) Reporting Compliance

Section 16(a) of the Exchange Act requires that executive officers and directors, and any persons who own more than ten percent of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the SEC. Specific dates for such filings have been established by the SEC, and the Company is required to report in this Annual Report on Form 10-K any failure to file reports in a timely manner in 2022. The following failed to file a Form 3 after the Company listed its common stock on The Nasdaq Stock Market LLC under Section 12(b) of the Exchange Act: (i) Hsien-Wen (Stan) Yu, Chief Operating Officer (resigned); (ii) Gerald H. Lindberg, Secretary, Director; (iii) David Yu-Lung Kou, Director (resigned); (iv) Thomas A. Steele, Director; and (v) Hui-Ying Zhuang, Director. On August 31, 2022, Mr. Yu resigned as the Chief Operating Officer of the Company. On September 1, 2022, the Board appointed Mr. Hong-Wen (Howard) Ruan as the Chief Operating Officer of the Company. A Form 3 for Mr. Ruan was not filed. On July 13, 2023, David Yu-Lung Kou resigned as a Director. On July 13, 2023, Ms. Cheng Lu Min Huay and Ms. Yih-Yu Lei were appointed as Directors. Forms 3 were not filed for Ms. Huay and Ms. Lei. Ms. Huay and Ms. Lei resigned as Directors on July 27, 2023. On October 27, 2023, the Board appointed Mr. Yiwen Zhang and Mr. Song-Yuan Teng as Directors. Forms 3 for Mr. Zhang and Mr. Teng were not filed.

Code of Ethics

Our Board adopted a written code of ethics ("Code") that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Director Independence

Our Board is composed of a majority of "independent directors." In determining whether a director is independent, we use the definition of "independence" applied by Nasdaq under Nasdaq Rule 5601(a)(2) and the SEC under Rule 10A-3 of the Exchange Act. Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Yiwen Zhang, Thomas A. Steele and Hui-Ying Zhuang are independent directors.

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

The indemnification provided shall be from and against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the indemnitee or on the indemnitee's behalf in connection with such action, suit or proceeding and any appeal therefrom, but shall only be provided if the indemnitee acted in good faith and in a manner the indemnitee reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action, suit or proceeding, had no reasonable cause to believe the indemnitee's conduct was unlawful.

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

The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that he or she did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had reasonable cause to believe that the indemnitee's conduct was unlawful.

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

Summary Compensation Table

The following table summarizes all cash compensation paid by us, as well as certain other compensation paid or accrued, for the years ended December 31, 2023 and 2022 for all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year.

Name and Principal Position	Fiscal Year	Salary($)	Equity Awards($)(1)	Total($)
Yin-Chieh ("Jeff") Cheng(2)	2023	–	1,901,806	1,901,806
Former Chairman of the Board, Former President, Former CEO and Former Director	2022	–	11,053,267	11,053,267

David Yu-Lung Kou(3)	2023	–	–	–
Former Acting Chief Executive Officer and Former Director	2022	–	–	–

Andy Ching-An Jin(4)	2023	15,000(5)	106,800(5)	121,800(5)
Chief Executive Officer	2022	–	–	–

(1)	The amounts shown represent the aggregate grant date fair value of these warrant awards granted during each fiscal year shown, computed in accordance with FASB ASC Topic 718.
(2)	Pursuant to the Cheng Consulting Agreement, dated December 27, 2018, we agreed to issue Mr. Cheng 250,000 Series A warrants per quarter for 20 quarters (i.e., 5 years) for a total amount of 5,000,000 Series A warrants, subject to his continued services as our Chairman of the Board. Each Series A warrant is exercisable to purchase one share of common stock for $0.50 per share from the date of vesting until April 23, 2026. The value of the awards granted for the years ended December 31, 2022 and December 31, 2021 was $1,901,806 and $11,053,267, respectively, using the Black Scholes methodology. Due to the 2-for-3 reverse stock split of our common stock, the amount of shares issuable upon the unexercised warrants was adjusted to 2,000,000 and the exercise price was adjusted to $0.75 per share. As of December 31, 2023, none of the Series A warrants were outstanding.
(3)	Due to the passing of Yin-Chieh ("Jeff") Cheng, the Board appointed David Yu-Lung Kou as acting Chief Executive Officer of the Company effective July 13, 2023. Mr. Kou resigned on July 27, 2023.
(4)	On July 31, 2023, the Board appointed Andy Ching-An Jin as Chief Executive Officer of the Company effective July 31, 2023.
(5)	Andy Ching-An Jin is paid a salary of $36,000 per year as Chief Executive Officer of the Company.

Employment Agreements

Chuang Employment Agreement. We entered into an Employment Agreement dated as of August 16, 2019, as amended by that certain Addendum dated as of December 31, 2021, with Shun-Chih Chuang, our Chief Financial Officer (the "Chuang Employment Agreement"). The term of the Chuang Employment Agreement is for 5 years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Chuang shall not solicit any person employed or engaged by the Company. Mr. Chuang's employment may be terminated by us immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Chuang which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on us and which has not been corrected in 30 days after written notice from us; (iii) failure or refusal by Mr. Chuang to comply with our policies contained in any Company handbook or with the provisions of the Chuang Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Chuang's prolonged absence without our consent; (v) Mr. Chuang's gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Chuang; or (vii) delivery of written notice of termination by us after Mr. Chuang has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Chuang's failure to discharge his duties under the Chuang Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. We pay Mr. Chuang $54,000 per year.

Lindberg Employment Agreement. We entered into an Employment Agreement dated as of January 3, 2022, with Gerald H. Lindberg, our Secretary and Director (the "Lindberg Employment Agreement"). The term of the Lindberg Employment Agreement is for two years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Lindberg shall not solicit any person employed or engaged by the Company. Mr. Lindberg's employment may be terminated by us immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Lindberg which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on us and which has not been corrected in 30 days after written notice from us; (iii) failure or refusal by Mr. Lindberg to comply with our policies contained in any Company handbook or with the provisions of the Lindberg Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Lindberg's prolonged absence without our consent; (v) Mr. Lindberg's gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Lindberg; or (vii) delivery of written notice of termination by us after Mr. Lindberg has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Lindberg's failure to discharge his duties under the Lindberg Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. We also granted Mr. Lindberg 60,000 Class C Warrants consisting of the right to purchase a total of 40,000 shares of our common stock for $3.75 per share from the date of issuance, of which 20,000 Class C Warrants shall vest annually over a total period of three years.

Jin Employment Agreement. We entered into an Employment Agreement dated as of July 31, 2023 (the "Jin Employment Agreement"). The term of the Jin Employment Agreement is for two years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Jin shall not solicit any person employed or engaged by the Company. Mr. Jin's employment may be terminated by the Company immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Jin which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on the Company and which has not been corrected in 30 days after written notice from the Company; (iii) failure or refusal by Mr. Jin to comply with the policies of the Company contained in any Company handbook or with the provisions of the Jin Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Jin's prolonged absence without the consent of the Company; (v) Mr. Jin's gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Jin; or (vii) delivery of written notice of termination by the Company after Mr. Jin has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Jin's failure to discharge his duties under the Jin Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. The Company pays Mr. Jin $36,000 per year and issued Mr. Jin a total of 240,000 shares of restricted stock, of which 60,000 shares shall vest at the end of every three months for a period of one year starting from July 31, 2023, with 60,000 shares to initially vest on October 31, 2023.

Chen Employment Agreement. We entered into an Employment Agreement dated as of January 5, 2024 (the "Chen Employment Agreement"). The term of the Chen Employment Agreement is for two years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Chen shall not solicit any person employed or engaged by the Company. Mr. Chen's employment may be terminated by the Company immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Chen which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on the Company and which has not been corrected in 30 days after written notice from the Company; (iii) failure or refusal by Mr. Chen to comply with the policies of the Company contained in any Company handbook or with the provisions of the Chen Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Chen's prolonged absence without the consent of the Company; (v) Mr. Chen's gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Chen; or (vii) delivery of written notice of termination by the Company after Mr. Chen has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Chen's failure to discharge his duties under the Chen Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. The Company pays Mr. Chen $20,000 per year and issued Mr. Chen a total of 100,000 Class B Warrants, each having the right to purchase one share of common stock, par value $0.001 per share, of the Company at $1.50 per share, of which shall vest biannually in equal installments for a period of two years.

Clawback Policy

On November 29, 2023, our Board adopted an executive compensation recoupment policy consistent with the requirements of the Exchange Act Rule 10D-1 and the Nasdaq listing standards thereunder, to help ensure that incentive compensation is paid based on accurate financial and operating data, and the correct calculation of performance against incentive targets. Our policy addresses recoupment of amounts from performance-based awards paid to all corporate officers, including awards under our equity incentive plans, in the event of a financial restatement to the extent that the payout for such awards would have been less, or in the event of fraud, or intentional, willful or gross misconduct that contributed to the need for a financial restatement.

Director Compensation

Cheng Consulting Agreement. We entered into a Consulting Agreement on December 27, 2018 with Yin-Chieh ("Jeff") Cheng, our Chairman of the Board, President, Chief Executive Officer and Director (the "Cheng Consulting Agreement"). The Cheng Consulting Agreement appoints Mr. Cheng as our Chairman of the Board and a Director. The term of Mr. Cheng's appointment of such positions is for the period between December 27, 2018 and December 27, 2023. We or Mr. Cheng may immediately terminate the Cheng Consulting Agreement upon a material breach by the other party that has not been cured to the terminating party's satisfaction within 30 days following written notice of said breach. Mr. Cheng may terminate on 30 days' written notice for our uncured failure to meet our payment obligations within 30 days of receiving written notice of such failure from Mr. Cheng. We do not pay Mr. Cheng any cash compensation for his roles as our Chairman of the Board and a Director. We, however, agreed to issue Mr. Cheng 250,000 Series A warrants per quarter for 20 quarters (i.e., 5 years) for a total amount of 5,000,000 (or 3,333,334 post-split) Series A warrants, subject to his continued services as our Chairman of the Board and a Director. Each Series A warrant is exercisable to purchase one share of common stock from the date of vesting until April 23, 2026. As of December 31, 2023, none of the Series A warrants were outstanding

Our directors are reimbursed for expenses incurred by them in connection with attending Board meetings. However, our directors, other than Mr. Cheng, do not receive any other compensation for serving on the Board.

Outstanding Equity Awards

As of December 31, 2023, three are no equity awards held by the named executive officers.

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

The 2018 Equity Incentive Plan

In 2018, the Board and stockholders adopted Nocera, Inc.'s 2018 Stock Option and Award Incentive Plan, effective December 31, 2018. The 2018 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, and (iii) stock purchase rights. The 2018 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The 2018 Plan is administered by the Compensation Committee. The Board reserved 6,666,667 (post-split) shares of common stock under the 2018 Plan. No awards have been granted to any of our officers or directors pursuant to the 2018 Plan. As of December 31, 2023, a total of 5,956,667 shares of common stock are available for future issuance pursuant to the 2018 Plan.

Indemnification

We shall indemnify any and all of our directors, officers, former directors, former officers and any person who may have served at its request as a director or officer of another company in which it owns shares or of which it is a creditor, who were or are made a party or are threatened to be made a party to or are involved in, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative (each a "Proceeding"), or any appeal in such a Proceeding or any inquiry or investigation that could lead to such a Proceeding, against any and all liabilities, damages, reasonable and documented expenses (including reasonably incurred and substantiated attorneys' fees), financial effects of judgments, fines, penalties (including excise and similar taxes and punitive damages) and amounts paid in settlement in connection with such Proceeding by any of them. Such indemnification shall not be deemed exclusive of any other rights to which those indemnified may be entitled otherwise.

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

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

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

Beneficial ownership of the voting stock is determined in accordance with the rules of the SEC and includes any shares of company voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of April 1, 2024. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of voting stock held by them. Applicable percentage ownership in the following table is based on 12,956,987 shares of common stock issued and outstanding on April 1, 2024, plus, for each individual, any securities that individual has the right to acquire within 60 days of April 1, 2024.

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

Name and Address of Beneficial Owner (1)	Title	Beneficially owned		Percentage of Outstanding Shares of Common Stock (2)
Officers and Directors
Andy Chin-An Jin	Chief Executive Officer	180,000	(3)	*%
Shun-Chih (“Jimmy”) Chuang	Chief Financial Officer	500,001	(4)	3.9%
Feng-Hua (“Howard”) Chen	Chief Operating Officer	–		–
Gerald H. Lindberg	Secretary, Director	–		–
David Yu-Lung Kou	Director	–		–
Thomas A. Steele	Director	–		–
Officers and Directors as a Group (total of 7 persons)		740,001		4.3%

5% Stockholders
Marina S. Fiorino		695,734	(5)	5.4%
Min-Huay Cheng Lu		876,151	(6)	6.8%
Han-Chieh Shih		1,320,000	(7)	9.3%
Erik Nelson		646,553	(8)	4.9%
Yin-Chieh Cheng		4,586,083	(9)	35.4%

(1)	Unless otherwise indicated, the principal address of the named officers and directors c/o Nocera, Inc., 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan.
(2)	Based on 12,956,987 shares of common stock issued and outstanding as of April 1, 2024. Any shares of common stock not outstanding which are issuable upon the exercise or conversion of other securities held by a person within the next 60 days are considered to be outstanding when computing such person’s ownership percentage of common stock but are not when computing anyone else’s ownership percentage.
(3)	This does not include 60,000 shares of restricted stock that vests on July 31, 2024 pursuant to the Jin Employment Agreement.
(4)	Includes 125,000 shares of common stock issuable upon the exercise of Class A Warrants at a price of $0.75 per share until April 23, 2026.
(5)	The address for Ms. Fiorino is 1 San Marzano sul Sarno, Italy 84010.
(6)	Ms. Cheng Lu’s business address is 15F., No. 464, Sec 3, Jiayuan Rd., Shulin Dist., New Taipei City 238665, Republic of China.
(7)	Includes (i) 53,334 shares of common stock issuable upon the conversion of 80,000 shares of Series A Preferred Stock; (ii) 620,000 shares of common stock issuable upon the exercise of Class C Warrants for $3.75 per share until December 31, 2024; (iii) 620,000 shares of common stock issuable upon the exercise of Class D Warrants for $7.50 per share until December 31, 2024. Mr. Shih’s business address is 7F., No. 262, Zhong Zheng Rd., Xizhi Dist., New Taipei City 22109, Republic of China.
(8)	Includes (i) 333,334 shares of common stock held by Sterling Holdings, LLC, an entity of which Mr. Nelson has voting and dispositive control; (ii) 1,734 shares personally held by Mr. Nelson; and (iii) 311,485 shares of common stock issuable upon the exercise of Class A Warrants for $0.75 per share until April 23, 2026. This does not include 121,849 shares of common stock issuable upon the exercise of Class A Warrants for $0.75 per share until April 23, 2026 and 433,334 shares of common stock issuable upon the exercise of Class B Warrants for $1.50 per share until April 23, 2026 since such Class A Warrants and Class B Warrants contain blockers that prohibit the holder from exercising warrants if such exercise will result in the beneficial ownership of more than 4.99% (or if the holder elects, 9.99%) of our outstanding stock. Mr. Nelson was our former Secretary and Director and resigned on December 31, 2021. Mr. Nelson’s business address is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(9)	Mr. Cheng is our former Chief Executive Officer, former President, former Chairman of the Board, and former director. His address is 15F., No. 464, Sec 3, Jiayuan Rd., Shulin Dist., New Taipei City 238665, Taiwan (R.O.C.).

Equity Plan Information

See Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Annual Report on Form 10-K.

Changes in Control

There are no arrangements, to our knowledge, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Under Item 404 of Regulation S-K, we are required to describe any transaction, since the beginning of our 2022 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000 or one percent of the average of the smaller reporting company's total assets at year end for the last two completed fiscal years, with a related person. A related person under Item 404 of Regulation S-K includes:

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

During the years ended December 31, 2023 and 2022, we engaged Centurion ZD CPA & Co. as our independent registered accounting firm. For the years ended December 31, 2023 and 2022, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2023	2022
Audit Fees	$126,500	$139,000
Audit-Related Fees (1)	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$126,500	$139,000

(1)	Fees incurred in conjunction with consents for various registration statements filed during the 2023 and 2022 fiscal years.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The following Financial Statements and Supplementary Data of Nocera, Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Balance Sheets at December 31, 2023 and 2022;

•	Statements of Operations for the years ended December 31, 2023 and 2022;

•	Statements of Changes in Stockholders' Deficit for the years ended December 31, 2023 and 2022;

•	Statements of Cash Flows for the years ended December 31, 2023 and 2022; and

•	Notes to Financial Statements.

2. Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
3.1	Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.2 to Form 10-K filed on March 23, 2022.
3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.6 to Form 10-K filed on March 23, 2022.
3.3	Certificate of Amendment of Articles of Incorporation of the Registrant	Filed as Exhibit 3.7 to Form 10-K filed on March 23, 2022.
3.4	Certificate of Change of the Registrant	Filed as Exhibit 3.3 to Form 10-12G filed on October 19, 2018.
3.5	Amended and Restated Bylaws of the Registrant	Filed as Exhibit 3.1 to Form 8-K filed on February 28, 2022.
3.6	Articles of Incorporation of GSI Acquisition Corp.	Filed as Exhibit 3.3 to Form 8-K12G3 filed on January 31, 2019.
3.7	Articles of Association of Grand Smooth Inc Limited	Filed as Exhibit 3.4 to Form 8-K12G3 filed on January 31, 2019.
3.8	Agreement and Plan of Merger, dated as of December 27, 2018, by and among the Registrant, Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 10.1 to Form 8-K filed on December 31, 2018.
3.9	Amended Agreement and Plan of Merger, dated as of December 27, 2018, and effective as of December 31, 2018, by and among the Registrant, Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
3.10	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited	Filed as Exhibit 3.5 to Form 8-K12G3 filed on January 31, 2019.
4.1	Description of Nocera, Inc.'s securities registered under section 12 of the Securities Exchange Act of 1934, as amended	Filed as Exhibit 4.1 to Form 10-K filed on March 23, 2022.
10.1†	2018 Nocera, Inc. Stock Option and Award Incentive Plan	Filed as Exhibit 10.2 to Form 8-K12G3 filed on January 31, 2019.
10.2	Share Exchange Agreement	Filed as Exhibit 10.1 to Form 8-K12G3 filed on January 31, 2019.
10.3†	Consulting Agreement dated as of December 27, 2018, between Nocera, Inc. and Yin-Chieh Cheng	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
10.4	Regional Agency Cooperation Agreement dated as of September 2019, by and between Grand Smooth Inc Ltd and Jie Hao Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on October 30, 2019.
10.5	Procare International Co., Limited Project Contract	Filed as Exhibit 10.1 to Form 8-K filed on January 10, 2020.

10.6	Regional Agency Cooperation Supplementary Agreement dated as of May 31, 2020, by and between Grand Smooth Inc Ltd and JC Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on June 19, 2020.
10.7	Consulting Agreement dated as of May 15, 2020, between Nocera, Inc. and Atlanta Capital Partners, LLC	Filed as Exhibit 10.2 to Form 8-K filed on June 19, 2020.
10.8	Settlement Agreement and Release dated as of October 8, 2020, by and between Guizhou Wan Feng Hu Zhi Shui Chan Company, Ltd. and Nocera, Inc.	Filed as Exhibit 10.4 to Form 10-Q filed on November 16, 2020.
10.9	Exchange Agreement, Consent, and Representations dated as of December 31, 2020 of the Registrant and Agreement and Plan of Share Exchange for VIE Interest dated as of December 31, 2020, by and between Nocera, Inc., Xin Feng Construction Co. Ltd., and Shunda Feed Co. Ltd	Filed as Exhibit 2.1 to Form 8-K filed on January 4, 2021.
10.10	Voting Rights Proxy Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on January 4, 2021.
10.11	Exclusive Business Cooperation Agreement dated as of December 31, 2020, by and among Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.2 to Form 8-K filed on January 4, 2021.
10.12	Equity Pledge Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.3 to Form 8-K filed on January 4, 2021.
10.13	Exclusive Call Option Agreement dated as of December 31, 2020, by and among Nocera, Inc., Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.4 to Form 8-K filed on January 4, 2021.
10.14	Subscription Agreement dated as of April 1, 2021, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.4 to Form 10-Q filed on May 17, 2021.
10.15	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Shih-Chung Lin	Filed as Exhibit 10.15 to Form 10-K filed on March 23, 2022.
10.16	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.16 to Form 10-K filed on March 23, 2022.
10.17†	Employment Agreement dated as of August 16, 2019, by and between Nocera, Inc. and Shun-Chih Chuang	Filed as Exhibit 10.18 to Form 10-K filed on March 23, 2022.
10.18†	Employment Agreement dated as of January 3, 2022, by and between Nocera, Inc. and Gerald H. Lindberg	Filed as Exhibit 10.15 to Form S-1 filed on July 20, 2022.
10.19†	Addendum, dated December 31, 2021, to that certain Employment Agreement, dated August 16, 2019, between Nocera, Inc. and Shun-Chih Chuang	Filed as Exhibit 10.15 to Form S-1 filed on July 20, 2022.
10.20†	Employment Agreement, dated September 1, 2022, between Nocera, Inc. and Mr. Hong-Wen Ruan	Filed as Exhibit 10.1 to Form 8-K filed on September 1, 2022.
10.21	VIE Purchase, dated September 7, 2022, between Nocera, Inc., Meixin Institutional Food Development Co., Ltd., and the Selling Stockholder	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.22	Voting Rights Proxy Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.23	Exclusive Business Cooperation Agreement, September 7, 2022, between Nocera, Inc. and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.24	Equity Pledge Agreement, dated September 7, 2022, between Nocera, Inc. the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.25	Exclusive Call Option Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.26	Real Estate Purchase Agreement, dated September 8, 2022	Filed as Exhibit 10.1 to Form 8-K filed on September 13, 2022.

10.27	Farmers Vending Co. Ltd. Purchase Agreement dated as of September 26, 2022, by and between Farmers Vending Machine Co. Ltd. and Nocera, Inc.	Filed as Exhibit 10.2 to Form 8-K filed on September 30, 2022.
10.28	Purchase of Business Agreement dated as of November 30, 2022, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.1 to Form 8-K filed on December 2, 2022.
10.29†	Employment Agreement dated as of July 31, 2023, by and between Nocera, Inc. and Andy Jin	Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2023.
10.30†	Employment Agreement dated as of January 5, 2024, by and between Nocera, Inc. and Feng-Hua Chen	*
14.1	Code of Ethics	Filed as Exhibit 14.1 to Form S-1 filed on July 20, 2022.
21.1	List of Subsidiaries of Nocera, Inc.	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
97.1	Clawback Policy	*
99.1	Audit Committee Charter	Filed as Exhibit 99.1 to Form S-1 filed on July 20, 2022.
99.2	Compensation Committee Charter	Filed as Exhibit 99.2 to Form S-1 filed on July 20, 2022.
99.3	Nominating and Corporate Governance Committee Charter	Filed as Exhibit 99.3 to Form S-1 filed on July 20, 2022.
101	Interactive Data Files	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Schema Document	*
101.CAL	Inline XBRL Calculation Linkbase Document	*
101.DEF	Inline XBRL Definition Linkbase Document	*
101.LAB	Inline XBRL Label Linkbase Document	*
101.PRE	Inline XBRL Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

________________________

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of Nocera, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.
†	Management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Dated: April 1, 2024	By:	/s/ Andy Chin-An Jin
	Name:	Andy Chin-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andy Chin-An Jin	Chief Executive Officer	April 1, 2024
Andy Chin-An Jin	(Principal Executive Officer)

/s/ Shun-Chih Chuang	Chief Financial Officer	April 1, 2024
Shun-Chih Chuang	(Principal Financial and Accounting Officer)

/s/ Gerald H. Lindberg	Director	April 1, 2024
Gerald H. Lindberg

/s/ Yiwen Zhang	Director	April 1, 2024
Yiwen Zhang

/s/ Thomas A. Steele	Director	April 1, 2024
Thomas A. Steele

/s/ Hui-Ying Zhuang	Director	April 1, 2024
Hui-Ying Zhuang

/s/ Song-Yuan Teng	Director	April 1, 2024
Song-Yuan Teng

NOCERA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nocera, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nocera, Inc. and its subsidiaries (the "Group") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group at December 31, 2023 and 2022, and the results of its operations and its cash flows for the year then ended, in conformity with the U.S. generally accepted accounting principles.

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

Critical Audit Matter Description

As at December 31 2023, the Company had goodwill of approximately $1.6 million relating to the acquisition of Meixin Institutional Food Development Company Limited. Management performs the annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Management's valuation method is an income approach using a discounted cash flow model. The discounted cash flow model requires projections of revenue, gross margin, operating expenses, working capital investment and fixed asset additions over a multi-year period, and a discount rate based upon a weighted-average cost of capital.

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

Hong Kong, China

April 1, 2024

PCAOB ID 2769

NOCERA, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$1,229,580	$2,906,074
Accounts receivable, net	173,395	209,777
Inventories, net	88,432	91,781
Advance to suppliers	1,732	1,732
Prepaid expenses and other assets, net	10,365	27,470
Financial assets at fair value through profit or loss	208,697	–
Total current assets	1,712,201	3,236,834
Retention receivables	–	–
Deferred tax assets, net	–	22,703
Property and equipment, net	1,547,801	844,613
Intangible assets - customer relations	114,129	130,434
Goodwill	1,655,182	3,905,735
Other non-current asset	4,730	–
Total assets	$5,034,043	$8,140,319
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Notes payable	$–	$–
Accounts payable	–	2,631
Other payables and accrued liabilities	34,093	38,388
Advance receipts	–	42,880
Due to related parties	28,484	18,919
Warrant liability	1,179,768	1,179,768
Long-term secured other borrowing – current portion	487,800	214,913
Dividend payable	38,312	22,312
Income tax payable	1,859	1,920
Total current liabilities	1,770,316	1,521,731
Deferred tax liabilities, net	–	–
Long-term secured other borrowing	–	436,341
Total liabilities	1,770,316	1,958,072
Commitments and contingencies	–	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 11,156,987 shares and 9,243,587 shares issued and outstanding as of December 31, 2023 and 2022, respectively) (1)	11,157	9,243
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	80	80
Additional paid-in capital (1)	21,931,112	20,484,518
Statutory and other reserves	191,219	191,219
(Accumulated losses) retained earnings	(19,053,072)	(14,747,461)
Accumulated other comprehensive loss	98,906	103,594
Total Nocera, Inc.'s stockholders' equity	3,179,402	6,041,193
Non-controlling interests	84,325	141,054
Total equity	3,263,727	6,182,247
Total liabilities and equity	$5,034,043	$8,140,319

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Stated in US Dollars)

	For the years ended December 31,
	2023	2022

Net sales	$23,915,926	$14,102,138
Cost of sales	(23,720,967)	(13,846,172)
Gross profit	194,959	255,966

Operating expenses
Impairment of goodwill	(2,250,553)	–
General and administrative expenses	(2,225,323)	(2,772,102)
Total operating expenses	(4,475,876)	(2,772,102)

Other (expenses) income, net
Other (expenses) income	(40,386)	417,999
Net loss from continuing operations before income taxes	(4,321,303)	(2,098,137)

Income tax expenses	(22,703)	23,808
Net loss from continuing operations	(4,344,006)	(2,074,329)

Net loss from discontinued operations
Loss on disposal	–	(2,569,975)
(Loss) income from discontinued operations	–	(92,285)
Net (loss) income from discontinued operations	–	(2,662,260)

Net loss	(4,344,006)	(4,736,589)
Less: Net income attributable to non-controlling interests	54,395	(76,319)
Net loss attributable to Nocera Shareholders	$(4,289,611)	$(4,812,908)

Other Comprehensive loss
Net loss	(4,344,006)	(4,736,589)
Foreign currency translation income (loss)	4,688	(89,688)
Total comprehensive loss	(4,339,318)	(4,826,257)

Less: Net loss attributable to non-controlling interest	6,060	(76,319)
Less: Foreign currency translation loss attributable to non-controlling interest	–	–
Comprehensive loss attributable to Nocera Shareholders	$(4,333,258)	$(4,902,576)

Loss per share – basic and diluted	$(0.4383)	$(0.6111)
Net loss per share from continuing operations – basic and diluted (1)	$(0.4383)	$(0.2731)
Net (loss) income per share from discontinued operations – basic and diluted (1)	$–	$(0.3380)

Weighted Average Shares Outstanding - Basic and Diluted	9,814,000	7,876,367

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in US Dollars)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera Inc.'s Stockholders' Equity	Non- controlling	Total Stockholders' Equity
	Stock(1)	Amount(1)	Stock	Amount	Capital(1)	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2022	7,071,920	7,072	80,000	80	14,476,240	191,219	(9,918,553)	13,906	4,769,964	–	4,769,964
Common stock issuance	1,880,000	1,880	–	–	4,799,616	–	–	–	4,801,496	–	4,801,496
Purchase of non-controlling interest	–	–	–	–	–	–	–	–	–	64,735	64,735
Consultancy services settled by equities	291,667	291	–	–	795,209	–	–	–	795,500	–	795,500
Share-based compensation	–	–	–	–	413,453	–	–	–	413,453	–	413,453
Foreign currency translation Adjustments	–	–	–	–	–	–	–	89,688	89,688	–	89,688
Preferred stock dividend	–	–	–	–	–	–	(16,000)	–	(16,000)	–	(16,000)
Net loss	–	–	–	–	–	–	(4,812,908)	–	(4,812,908)	76,319	(4,736,589)
Balance, December 31, 2022	9,243,587	9,243	80,000	80	20,484,518	191,219	(14,747,461)	103,594	6,041,193	141,054	6,182,247

Balance, January 1, 2023	9,243,587	9,243	80,000	80	20,484,518	191,219	(14,747,461)	103,594	6,041,193	141,054	6,182,247
Issuance of common stock for equity incentive awards	1,383,400	1,384	–	–	625,603	–	–	–	626,987	–	626,987
Consultancy services settled by equities	530,000	530	–	–	657,370	–	–	–	657,900	–	657,900
Share-based compensation	–	–	–	–	163,621	–	–	–	163,621	–	163,621
Foreign currency translation Adjustments	–	–	–	–	–	–	–	(4,688)	(4,688)	(2,334)	(7,022)
Preferred stock dividend	–	–	–	–	–	–	(16,000)	–	(16,000)	–	(16,000)
Net loss	–	–	–	–	–	–	(4,289,611)	–	(4,289,611)	(54,395)	(4,344,006)
Balance, December 31, 2023	11,156,987	11,157	80,000	80	21,931,112	191,219	(19,053,072)	98,906	3,179,402	84,325	3,263,727

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	December 31, 2023	December 31, 2022
	$	$
Cash flows from operating activities:
Net loss	(4,344,006)	(4,736,589)
Less: net (loss) income from discontinued operations	–	(2,662,260)
Net loss from continuing operations	(4,344,006)	(2,074,329)

Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	2,250,553	–
Depreciation expenses	171,312	66,907
Amortization	16,305	4,891
Loss on disposal of XFC	–	2,569,975
Deferred income tax	22,744	(22,703)
Gain on fair value change of financial assets held for trading	(8,697)	–
Consultancy services settled by equities	657,900	795,500
Share-based compensation	163,621	413,453
Changes in operating assets and liabilities:
Accounts receivable, net	35,043	(95,262)
Inventories	1,342	5,382
Advance to suppliers	–	–
Prepaid expenses and other assets, net	(4,026)	(1,989,716)
Retention receivables	–	(130,434)
Other non-current assets	(4,865)	–
Notes payable	–	–
Accounts payable	(2,631)	2,631
Other payables and accrued liabilities	3,834	(54,526)
Income tax payable	22,600	(4,712)
Advance receipts	(42,880)	42,880
Net cash (used in) provided by operating activities from continuing operations	(1,061,851)	(470,063)
Net cash used in operating activities from discontinued operations	–	(1,301,488)
Net cash provided by (used in) operating activities	(1,061,851)	(1,771,551)

Cash flows from investing activities
Purchase of property and equipment	(857,870)	–
Purchase of financial assets at FVTPL	(200,000)	–
Proceeds from disposal of XFC	–	300,082
Cash acquired from merger	–	7,824
Cash disposed upon termination of VIE	–	(46,564)
Net cash outflow upon acquisition of a subsidiary	–	(4,292,176)
Net cash used in investing activities from continuing operations	(1,057,870)	(4,030,834)
Net cash used in investing activities from discontinued operations	–	–
Net cash used in investing activities	(1,057,870)	(4,030,834)

Cash flows from financing activities:
Bank borrowing	(163,454)	–
Proceeds from issuance of common stock	626,987	5,666,124
Proceeds from issuance of IPO warrant	–	2,820
Proceeds from secured other borrowings	–	619,447
Net cash used in financing activities from continuing operations	463,533	6,288,391
Net cash used in financing activities from discontinued operations	–	–
Net cash provided by financing activities	463,533	6,288,391

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(20,306)	(985,097)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	–	961,156
Net effect of exchange rate changes on cash and cash equivalents	(20,306)	(23,941)
Net increase in cash and cash equivalents	(1,676,494)	462,065

Cash and cash equivalents from continuing operations, beginning of year	2,906,074	2,103,677
Cash and cash equivalents from discontinued operations, beginning of year	–	340,332
Cash and cash equivalents at beginning of year	2,906,074	2,444,009

Cash and cash equivalents at end of year	1,229,580	2,906,074
Less: Cash and cash equivalents from discontinued operations, end of year	–	–
Cash and cash equivalents form continuing operations, end of year	1,229,580	2,906,074

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

Note 2      GOING CONCERN

The Company had net loss of $2.1 million for the year ended December 31, 2023, which raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, would enable to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and it has prepared the consolidated financial statements on a going concern basis.

a)	The Company is continuing to improve and develop its scale of operations. After listing onto Nasdaq, the Company had raised sufficient fund for its operation development and the Company had a good level of cash position to meet its liabilities. The Company also has ability to raise additional funds from Nasdaq for the future development.

b)	The Company obtained a financial support letter from shareholders of the Company.

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

There was five customers who represented 80.85% of the Company's total revenue during the years ended December 31, 2023. There was four customers who represented 49.62% of the Company's total revenue during the years ended December 31, 2022.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	December 31, 2023	December 31, 2022

Percentage of the Company’s accounts receivable
Customer A	60.11%	50.83%
Customer B	21.99%	14.73%
Customer C	–	31.82%
Customer D	16.10%	–
	98.19%	97.38%

The following table sets forth a summary of single suppliers who represent 10% or more of the Company’s total purchase:

	For the years ended December 31,
	2023	2022

Percentage of the Company’s purchase
Supplier A	11.67%	–
Supplier B	10.06%	–
Supplier C	–	18.60%
	21.73%	18.60%

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2023 and 2022 were $1,229,580 and $2,906,074, respectively.

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

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The Company records interest and penalties on uncertain tax provisions as income tax expense. There are no uncertain tax positions as of December 31, 2023 and 2022, and the Company has no accrued interest or penalties related to uncertain tax positions. The company does not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of the Company’s net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar (“US$”). The functional currency of the Company’s subsidiary and the consolidated VIE is RMB. In the consolidated financial statements, the financial information of the Company’s subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of December 31, 2023 and 2022 are 7.1258 and 6.4854, respectively. The annual average exchange rates for the year ended December 31, 2023 and 2022 are 7.1162 and 6.3700, respectively.

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

Note 4     ACCOUNTS RECEIVABLE, NET

As of December 31, 2023 and 2022, accounts receivable consisted of the following:

	December 31, 2023	December 31, 2022
	$	$
Accounts receivable	173,395	209,777
Less: Allowance for doubtful accounts	–	–
Total	173,395	209,777

For the years ended December 31, 2023 and 2022, the Company has recorded provision for doubtful accounts of nil and nil, respectively.

Note 5     INVENTORIES, NET

As of December 31, 2023 and 2022, inventories consisted of the following:

	December 31, 2023	December 31, 2022
	$	$
Raw materials	88,432	91,781
Work in process	–	–
Total	88,432	91,781

Note 6     ADVANCE TO SUPPLIERS

Balances of advances to suppliers were $1,732 and $1,732 as of December 31, 2023 and 2022, respectively, which represented prepayments to suppliers for raw materials.

Note 7     PREPAID EXPENSES AND OTHER ASSETS, NET

	December 31, 2023	December 31, 2022
	$	$
Other receivables from third party	10,365	27,470
Prepaid expenses and other assets, net	10,365	27,470

Note 8      FINANCIAL ASSETS AT FAIR VALUE THROUGH PROFIT OR LOSS

The fair value of each investment in equity instrument to be measured at fair value through profit or loss is as follows:

	December 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Financial assets mandatorily measured at fair value through profit or loss	$	$
		–
Funds	208,697
Total	208,697

Current	–
Non-Current	208,697
Total	208,697

On January 11, 2023, the Company invested $200,000 Morgan Stanley Institutional Fund Trust. Net gain of $8,697 was recognized under changes in fair value of financial assets at fair value through profit or loss in the consolidated statement of profit or loss for the period ended December 31, 2023.

As of December 31, 2023, no financial assets at fair value through profit or loss were pledged with banks as collaterals.

Note 9     PROPERTY AND EQUIPMENT, NET

As of December 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	December 31, 2023	December 31, 2022
	$	$
Land	877,870	–
Equipment	905,430	903,867
Less: Accumulated depreciation	(235,499)	(59,254)
Property and equipment, net	1,547,801	844,613

Depreciation expenses for the years ended December 31, 2023 and 2022 were $171,312 and $66,907, respectively.

Note 10     GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2023 and December 31, 2022, goodwill and other intangible assets consisted of the followings:

Goodwill

	December 31, 2023	December 31, 2022
	$	$
Goodwill - Meixin	3,905,735	3,905,735
Less: Impairment	(2,250,553)	–
Balance at end of year	1,655,182	3,905,735

Customer relations

	December 31, 2023	December 31, 2022
	$	$
Acquisitions	135,325	135,325
Translation/ Adjustments	–	–
Less: Accumulated amortization	(21,196)	(4,891)
Balance at end of year	114,129	130,434

Note 11       OTHER BORROWINGS

Others loans consisted of the following:

	For the years ended December 31,
	2023	2022

Secured loan from Chailease Finance Co., Ltd wholly repayable within 1 year	$487,800	$214,913
Total secured loan wholly repayable within 1 year	487,800	214,913

Secured loan from Chailease Finance Co., Ltd wholly repayable more than 1 year	–	436,341
Total	$487,800	$651,254

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2023	December 31, 2022
	$	$
Balance at the beginning of period	1,179,768	312,320
Warrants issued to investors	–	754,303
Warrants issued to underwriter	–	113,145
Fair value change of warrants included in earnings	–	–
Total	1,179,768	1,179,768

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2022	256,000	3.75	2.66
Exercisable at January 1, 2022	256,000	3.75	2.66
Granted	2,162,000	1.93	4.98
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at December 31, 2022	2,418,000	2.12	4.73
Exercisable at December 31, 2022	2,418,000	2.12	4.73

Outstanding at January 1, 2023	2,418,000	2.12	4.73
Exercisable at January 1, 2023	2,418,000	2.12	4.73
Granted	–	–	–
Exercised / surrendered	(162,854)	1.93	–
Expired	–	–	–
Outstanding at December 31, 2023	2,255,146	2.14	3.65
Exercisable at December 31, 2023	2,255,146	2.14	3.65

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

The components of lease expenses for the year ended December 31, 2023 and December 31, 2022 were as follows:

	Statement of Income Location	For the year ended December 31, 2023	For the year ended December 31, 2022
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	69,442	51,227
Total net lease costs		69,442	51,227

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2023 and December 31, 2022 are US$ nil.

Note 14     OTHER PAYABLES AND ACCRUED LIABILITIES

	December 31, 2023	December 31, 2022
	$	$
VAT payable	–	–
Salary payable	842	861
Others	33,251	37,527
Total	34,093	38,388

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

As a result of amendments to the “Taiwan Income Tax Act” enacted by the Office of the President of Taiwan on February 7, 2018, the statutory income tax rate increased from 17% to 20% and the undistributed earning tax, or a surtax, decreased from 10% to 5% effective from January 1, 2018. As a result, the statutory income tax rate in Taiwan is 20% for the years ended December 31, 2023 and 2022. An additional surtax, of which rate was reduced from 10% to 5% being applied to the Company starting from September 1, 2018, is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as a legal reserve before the end of the following year. The 5% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

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

As of December 31, 2024, The Company’s subsidiary in Hong Kong had net operating loss carry forwards available to offset future taxable income. The net operating losses will be carryforward indefinitely under Hong Kong Profits Tax regulation. There is a full valuation allowance applied against these loss carry forward as management determined it was not more likely than not that these net operating losses would be utilized in the foreseeable future.

PRC

WFOE and the consolidated VIE established in the PRC are subject to the PRC statutory income tax rate of 25%, according to the PRC Enterprise Income Tax (“EIT”) law.

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25% for the year ended December 31, 2022and 2021. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred.

The components of the income tax (benefit) expense are:

	For the years ended December 31,
	2023	2022
	$	$
Current	–	23,808
Deferred	–	–
Total income tax expense (benefit)	–	23,808

The reconciliation of income taxes expenses computed at the TW statutory tax rate (2021: at PRC statutory tax rate) applicable to income tax expense is as follows:

	For the years ended December 31,
	2023		2022
Taiwan (2021 - PRC) income tax statutory rate	20.00%		20.00%
Tax effect of non-deductible expense	(11.84%	)	(13.48%	)
Tax effect of stock-based compensation	(3.78%	)	(8.69%	)
Tax effect of non-taxable income	–%		2.54%
Tax effect of different tax rates in other jurisdictions	(0.04%	)	(0.01%	)
Others	(4.34%	)	0.12%
Changes in valuation allowance	(–%	)	(0.49%	)
Effective tax rate	(–%	)	(0.01%	)

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	December 31, 2023	December 31, 2022
	$	$
Deferred tax assets
Tax loss carried forward	23,391	23,391
Allowance for doubtful receivables	–	–
Total deferred tax assets	23,391	23,391
Reversal of deferred tax assets	(23,391)	–
Valuation allowance	–	–
Total deferred tax assets, net	–	23,391

Deferred tax liabilities
Property and equipment, difference in depreciation	–	–

Deferred tax liabilities, net	–	–

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

	December 31, 2023	December 31, 2022
	$	$
Balance at beginning of the year	95,844	95,844
Additions of valuation allowance	–	–
Reductions of valuation allowance	–	–
Balance at the end of the year	95,844	95,844

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

As of December 31, 2023 and 2022, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intends to reinvest its earnings to potentially continue its business in mainland China, namely the manufacturing of the RASs through GZ GST, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 16     RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	December 31, 2023	December 31, 2022
	$	$
Mountain Share Transfer, LLC (1)	39,341	39,341

Sales

The balance of sales with a related party was as following:

	Related Party Categories	December 31, 2023	December 31, 2022
		$	$
Grand Smooth Corporation Limited (2)	Same director	12,498	993,918
Total		12,498	993,918

The sales prices and payment terms to related parties were not significantly different from those of sales to third parties. For other related party transactions, price and terms were determined in accordance with mutual agreements

Note:

(1)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(2)	Grand Smooth Corporation Limited chairman is Mr. Yin-Chieh Cheng ("Mr. Cheng") same with Company. Grand Smooth Corporation Limited will purchase goods from Company and re-sell it. All the terms were not significantly different from those of sales to third parties.

Note 17     COMMON STOCK

The Company's authorized number of common stock is 200,000,000 shares with par value of $0.001 each. On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the Company's common stock issued and outstanding decreased from 10,707,150 shares to 7,138,587 shares. All shares and associated amounts have been retroactively restated to reflect the stock split on August 11, 2022. As of December 31, 2023 and 2022, issued common stock were 11,156,987 shares and 9,243,587, respectively.

On August 11, 2022, the Company's common stock commenced trading on The Nasdaq Capital Market under the symbol "NCRA" on a post-reverse stock split basis. During the public offering, 1,880,000 common stocks, at par value $0.001 each, were issued at the offering price $3.5 each. The Company received total gross proceeds of $6.58 million from the public offering and after deducting the underwriting commissions, discounts and offering expenses, the Company received net proceeds of approximately $5.3 million.

All number of shares, share amounts and per share data presented in the accompanying consolidated financial statements and related notes have been retroactively restated to reflect the reverse merger transaction and subsequent issuance of shares stated above, except for authorized common shares, which were not affected.

Note 18     SHARE-BASED COMPENSATION

On December 27, 2018, Nocera granted Mr. Yin-Chieh Cheng quarterly option awards of 250,000 Series "A" Warrants for 20 quarters (5 years) for a total of 5,000,000 Series "A" Warrants with exercise price of $0.50 per share, subject to continued employment for services as Chairman of the Board and a Director.

On June 1, 2020, Nocera granted Mr. Shun-Chih Chuang and Mr. Hsien-Wen Yu 50,000 shares of Class A warrants and 60,000 shares of Class A warrants separately, each with exercise price of $0.50 per share, for serving as the Company's Chief Financial Officer and Chief Operating Officer. The Company also granted 2 employees 50,000 shares of Class A warrants with exercise price of $0.50 per share. The Class A warrants consist of the right to purchase one share for $0.50 per share from the date of issuance until April 23, 2026.

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

On December 1, 2021, Nocera granted Mr. Shun-Chih Chuang and Mr. Hsien-Wen Yu 75,000 shares of Class A warrants and 60,000 shares of Class A warrants separately, each with exercise price of $0.50 per share, for serving as the Company's Chief Financial Officer and Chief Operating Officer. The Company also granted 2 employees 70,000 shares of Class A warrant with exercise price of $0.50 per share.

On December 31, 2021, the Company issued an aggregate of 505,000 shares of common stock to Mr. Shun-Chih Chuang and a total of five consultants in consideration for services rendered.

On December 22, 2022, the Company issued 150,000 and 75,000 shares of common stock to Chen-Chun Chung and TraDigital respectively in consideration for services rendered.

On March 22, 2023, the Company issued 450,000 shares of our common stock to our investor relation company, Hanover One International, Inc.

On October 11, 2023, the Company issued 20,000 shares of our common stock to our consultant, Yu-Hao Chang.

On December 5, 2023, the Company issued 60,000 shares of our common stock to our Chief Executive Officer, Andy Chin-An Jin.

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	December 31, 2023	December 31, 2022

Dividend yield	N/A	N/A
Risk-free interest rate	1.16%	1.16%
Expected term (in years)	4.31	4.31
Volatility	48.15%	48.15%

The Company estimated the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield. The Company calculated expected option terms based on the "simplified" method for "plain vanilla" options due to the limited exercise information. The "simplified method" calculates the expected term as the average of the vesting term and the original contractual term of the options. The Company calculated volatility using the average adjusted volatility of quick companies feature of Capital IQ for a period of time reflective of the expected option term, while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted. Dividend yield is estimated at our current dividend rate, which adjustments for any known future changes in the rate.

For the years ended December 31, 2023 and December 31, 2022, $163,621 and $413,453 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

As of December 31, 2022, total unrecognized compensation cost related to unvested share-based compensation awards was $11,114,097. This amount is expected to be recognized as stock-based compensation expense in the Company's consolidated statements of operations and comprehensive income over the remaining vesting period of 1.99 years.

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

Note 20     (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2023 and 2022.

	For the years ended December 31,
	2023	2022
	$	$
Net loss	(4,289,611)	(4,812,908)
Net loss from continuing operations	(4,289,611)	(2,074,329)
Net (loss) income from discontinued operations	–	(2,662,260)

Weighted Average Shares Outstanding – Basic and Diluted	9,814,000	7,876,367

Loss per share – basic and diluted	(0.4383)	(0.6111)
Net loss per share from continuing operations – basic and diluted (1)	(0.4383)	(0.2731)
Net (loss) income per share from discontinued operations – basic and diluted (1)	–	(0.3380)

Basic net loss per common share is computed using the weighted average number of the common shares outstanding during the period.

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

Note 21     COMMITMENTS AND CONTINGENCIES

Capital commitments

As of December 31, 2023 and 2022, the Company's capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $nil.

Contingencies

In the ordinary course of business, the Company may be subject to legal proceeding regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

The Company has no significant pending litigation for the year ended December 31, 2023 and 2022.

Note 22      DISPOSAL OF XIN FENG CONSTRUCTION CO., LTD (“XFC”)

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

The following is a reconciliation of the amounts of major classes of income from operations classified as discontinued operations in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 and 2022:

For the Years Ended December 31,
2022
Discontinued Operations:
Revenue	$2,236,616
Cost of revenues	(2,225,487)
Selling expenses	–
General and administrative expenses	(105,226)
Other revenue	1,812
Other expenses	–
Income tax	–
Net gain from discontinued operations	–
Net income (loss) from discontinued operations	$(92,285)

NOTE 23     BUSINESS COMBINATION

Meixin Institutional Food Development Company Limited

On September 7, 2022, the Company acquired 80% shares of Meixin. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$7,824
Trade receivables	10,646
Inventory	14,225
Plant and equipment, net	872,939
Intangible assets – customer relations	169,156
Other payables and accrued liabilities	(581,959)
Net assets value	492,831
Net assets acquired @ 80%	394,265
Goodwill	3,905,735
Purchases price	$4,300,000

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

Note 24     SUBSEQUENT EVENT

Business Acquisition

On January 31, 2024, we entered into a Variable Interest Entity Purchase Agreement (“Xinca Purchase Agreement”) with Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. (“Xinca”), a domestic funded limited liability company registered in China (P.R.C). The Xinca Purchase Agreements entered through our wholly-owned subsidiary and foreign enterprise, Shanghai Nocera Culture Co., Ltd. (“WFOE”) into a series of contractual agreements (“VIE Agreements”) whereby the Company agreed to provide technical consulting and related services to Xinca. As a result, the Company has been determined to be the primary beneficiary of Xinca and Xinca became a variable interest entity (“VIE”) of the Company.

