Form 10-Q
period 2024-03-31
NOCERA, INC.
filed 2024-05-15
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO.: 000-41434

NOCERA, INC.

(Exact name of registrant as specified in charter)

Nevada	16-1626611
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.)

(Address of principal executive offices and zip code)

(886)-2-2690-7086

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

Yes ☐ No ☒

There were 13,556,987 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 15, 2024.

TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Statements		3

PART I	FINANCIAL INFORMATION	4

ITEM 1.	INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	4
	INTERIM UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS	4
	INTERIM UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	5
	INTERIM UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	6
	INTERIM UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	7
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONSMANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
ITEM 4.	CONTROLS AND PROCEDURES	44

PART II	OTHER INFORMATION	46

ITEM 1.	LEGAL PROCEEDINGS	46
ITEM 1A.	RISK FACTORS	46
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	46
ITEM 4	MINE SAFETY DISCLOSURES	46
ITEM 5	OTHER INFORMATION	46
ITEM 6	EXHIBITS	47

SIGNATURES		48

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” and “continue” or the negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees of future performance. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to a variety of factors and risks, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$961,777	$1,229,580
Accounts receivable, net	172,310	173,395
Inventories, net	86,445	88,432
Advance to suppliers	1,732	1,732
Prepaid expenses and other assets, net	506,257	10,365
Financial assets at fair value through profit or loss	211,106	208,697
Total current assets	1,939,627	1,712,201
Deferred tax assets, net	–	–
Property and equipment, net	1,537,692	1,547,801
Intangible assets - customer relations	110,053	114,129
Goodwill	3,006,885	1,655,182
Other non-current asset	378,161	4,730
Total assets	$6,972,418	$5,034,043
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	$368,505	$–
Other payables and accrued liabilities	153,509	34,093
Advance receipts	36,404	–
Due to related parties	27,482	28,484
Warrant liability	1,179,768	1,179,768
Long-term secured other borrowing – current portion	426,322	487,800
Dividend payable	38,312	38,312
Income tax payable	1,818	1,859
Total current liabilities	2,232,120	1,770,316
Deferred tax liabilities, net	–	–
Long-term secured other borrowing	36,087	–
Total liabilities	2,268,207	1,770,316
Commitments and contingencies	–	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 12,956,987 shares and 11,156,987 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively) (1)	12,957	11,157
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	80	80
Additional paid-in capital	23,924,311	21,931,112
Statutory and other reserves	191,219	191,219
(Accumulated losses) retained earnings	(19,539,492)	(19,053,072)
Accumulated other comprehensive loss	41,599	98,906
Total Nocera, Inc.’s stockholders’ equity	4,630,674	3,179,402
Non-controlling interests	73,537	84,325
Total equity	4,704,211	3,263,727
Total liabilities and equity	$6,972,418	$5,034,043

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2024	2023
	$	$
Net sales	4,899,880	3,837,863
Cost of sales	(4,815,919)	(3,769,207)
Gross profit	83,961	68,656

Operating expenses
General and administrative expenses	(575,611)	(1,059,337)
Total operating expenses	(575,611)	(1,059,337)

(Loss) Income from operations	(491,650)	(990,681)

Other expense	(2,270)	(11,508)
(Loss) Income before income taxes	(493,920)	(1,002,189)

Income tax expense	–	–
Net (loss) income	(493,920)	(1,002,189)

Less: Net loss attributable to non-controlling interests	(7,500)	(14,541)
Net (loss) income attributable to the company	(486,420)	(987,648)

Comprehensive Income
Net (loss) income	(493,920)	(1,002,189)
Foreign currency translation (loss) gain	57,307	(23,288)
Total comprehensive (loss) income	(436,613)	(1,025,477)

Less: comprehensive loss attributable to non-controlling interest	(5,622)	(14,880)
Comprehensive (loss) income attributable to the Company	(430,991)	(1,010,597)

(Loss) Income per share
Basic	(0.0407)	(0.1063)
Diluted	(0.0407)	(0.1063)

Weighted average number of common shares outstanding
Basic	11,956,987	9,293,587
Diluted	11,956,987	9,293,587

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2024	2023
	$	$
Cash flows from operating activities:
Net (loss) income	(493,920)	(1,002,189)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	22,559	44,728
Deferred income tax	(922)	(231)
Amortization of intangible assets	4,076	4,076
Gain on fair value change of financial assets held for trading	(2,409)	–
Consultancy services settled by equities	–	521,100
Share-based compensation	14,999	103,155
Changes in operating assets and liabilities:
Accounts receivable, net	(4,170)	5,098
Inventories	–	1,343
Advance to suppliers	–	–
Prepaid expenses and other assets, net	(117,346)	82
Other non-current assets	69	(4,865)
Accounts payable	–	(149)
Other payables and accrued liabilities	116,071	(4,368)
Income tax payable	–	30
Advance Receipts	–	(32,180)
Net cash used in operating activities	(460,993)	(364,370)

Cash flows from investing activities:
Purchase of property and equipment	–	(857,870)
Purchase of financial assets at FVTPL	–	(200,951)
Net cash inflow from acquisition of a subsidiary	201,863	–
Net cash used in investing activities	201,863	(1,058,821)

Cash flows from financing activities:
Repayment of short-term bank loan	(60,678)	(41,137)
Net cash provided by (used in) financing activities	(60,678)	(41,137)

Effect of exchange rate changes on cash and cash equivalents	52,005	18,758
Net increase in cash and cash equivalents	(267,803)	(1,445,570)
Cash and cash equivalents at beginning of period	1,229,580	2,906,074
Cash and cash equivalents at end of period	961,777	1,460,504

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2023	9,243,587	9,243	80,000	80	20,484,518	191,219	(14,747,461)	103,594	6,041,193	141,054	6,182,247
Foreign currency translation Adjustments	–	–	–	–	–	–	–	23,627	23,627	(339)	23,288
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Consultancy services settled by equities	450,000	450	–	–	520,650	–	–	–	521,100	–	521,100
Net loss	–	–	–	–	–	–	(987,648)	–	(987,648)	(14,541)	(1,002,189)
Balance, March 31, 2023	9,693,587	9,693	80,000	80	21,108,323	191,219	(15,735,109)	127,221	5,701,427	126,174	5,827,601

Balance, January 1, 2024	11,156,987	11,157	80,000	80	21,931,112	191,219	(19,053,072)	98,906	3,179,405	84,325	3,263,727
Foreign currency translation Adjustments	–	–	–	–	–	–	–	(57,307)	(57,307)	(3,288)	(60,595)
Common stock issuance	1,800,000	1,800	–	–	1,978,200	–	–	–	1,980,000	–	1,980,000
Share-based compensation	–	–	–	–	14,999	–	–	–	14,999	–	14,999
Net loss	–	–	–	–	–	–	(486,420)	–	(486,420)	(7,500)	(493,920)
Balance, March 31, 2024	12,956,987	12,957	80,000	80	23,924,311	191,219	(19,539,492)	41,599	4,630,674	73,537	4,704,211

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

The VIE Agreements with Xinca

On January 31, 2024, we entered into a Variable Interest Entity Purchase Agreement (“Xinca Purchase Agreement”) with Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. (“Xinca”), a domestic funded limited liability company registered in China (P.R.C). The Xinca Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise, Shanghai Nocera Culture Co., Ltd. (“WFOE”), through a series of contractual agreements (“VIE Agreements”), in which we exchanged 1,800,000 shares of our restricted common stock for a 100% controlling interest in Xinca. As a result, the Company has been determined to be the primary beneficiary of Xinca and Xinca became a variable interest entity (“VIE”) of the Company.

Note 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of March 31, 2024, its consolidated results of operations for the three months ended March 31, 2024, cash flows for the three months ended March 31, 2024 and change in equity for the three months ended March 31, 2024, as applicable, have been made. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023 or any future periods.

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

There were four customers who represent 95% of the Company’s total revenue for the three months ended March 31, 2023. There were five customers who represent 93% of the Company’s total revenue for the three months ended March 31, 2024.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Percentage of the Company’s accounts receivable
Customer A	59.13%	60.11%
Customer B	10.96%	21.99%
Customer C	29.41%	–
Customer D	–	16.10%
	99.50%	98.19%

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

Note 3     ACCOUNTS RECEIVABLE, NET

As of March 31, 2024 and December 31, 2023, accounts receivable consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Accounts receivable	172,310	173,395
Less: Allowance for doubtful accounts	–	–
Total	172,310	173,395

For the three months ended March 31, 2024 and for the year ended December 31, 2023, the Company has recorded provision for doubtful accounts of nil.

Note 4      INVENTORIES

As of March 31, 2024 and December 31, 2023, inventories consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Raw materials	86,445	88,432
Work in process	–	–
Total	86,445	88,432

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Other receivables from third party	506,257	10,365
Prepaid expenses and other assets, net	506,257	10,365

Note 6      PROPERTY AND EQUIPMENT, NET

As of March 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Equipment	928,602	905,430
Land	877,870	877,870
Less: Accumulated depreciation	(268,780)	(235,499)
Property and equipment, net	1,537,692	1,547,801

Depreciation expenses for the three months ended March 31, 2024 and 2023 were $ 22,559 and $44,728, respectively.

Note 7      FINANCIAL ASSETS AT FAIR VALUE THROUGH PROFIT OR LOSS

The fair value of each investment in equity instrument to be measured at fair value through profit or loss is as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Financial assets mandatorily measured at fair value through profit or loss	$	$

Funds	211,106	208,697
Total	211,106	208,697

Non-Current	211,106	208,697
Total	211,106	208,697

On January 11, 2023, the Company invested $200,000 Morgan Stanley Institutional Fund Trust. Net gain of $2,409 was recognized under changes in fair value of financial assets at fair value through profit or loss in the consolidated statement of profit or loss for the period ended March 31, 2024.

As of March 31, 2024, no financial assets at fair value through profit or loss were pledged with banks as collaterals.

Note 8     GOODWILL

As of March 31, 2024 and December 31, 2023, goodwill consisted of the following:

Goodwill

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Goodwill - Meixin	3,905,735	3,905,735
Goodwill - Xinca	1,351,703	–
Less: Accumulated amortization	(2,250,553)	(2,250,553)
Goodwill, net	3,006,885	1,655,182

Customer relations

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
	$	$
Balance b/f	135,325	135,325
Acquisitions	–	–
Translation/ Adjustments	–	–
Less: Accumulated amortization	(25,272)	(21,196)
Less: Impairment	–	–
Customer relations, net	110,053	114,129

Note 9       OTHER BORROWINGS

Others loans consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)

Secured loan from Chailease Finance Co., Ltd wholly repayable within 1 year	$426,322	$487,800
Total secured loan wholly repayable within 1 year	426,322	487,800

Secured loan from Chailease Finance Co., Ltd wholly repayable more than 1 year	–	–
Total	$426,322	$487,800

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Balance at the beginning of period	1,179,768	1,179,768
Warrants issued to investors	–	–
Warrants redeemed	–	–
Fair value change of warrants included in earnings	–	–
Total	1,179,768	1,179,768

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	2,255,146	2.14	3.65
Exercisable at January 1, 2024	2,255,146	2.14	3.65
Granted	–	–	–
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at March 31, 2024	2,255,146	2.14	3.65
Exercisable at March 31, 2024	2,255,146	2.14	3.65

Note 11      LEASES

The Company has two non-cancelable lease agreements for certain of the office and accommodation as well as fish farming containers for research and development of advanced technology for water circulation in fish farming containers with original lease periods expiring between 2023 and 2024. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. The Company recognizes rental expense on a straight-line basis over the lease term.

The components of lease expense for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Statement of Income Location	Three months ended March 31, 2024	Three months ended March 31, 2023
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	18,791	9,886
Total net lease costs		18,791	9,886

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2023 and March 31, 2024 are US$ nil.

Note 12     OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
VAT payable	–	–
Salary payable	823	842
Others	32,735	33,251
Total	33,558	34,093

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

The components of the income tax (benefit) expense are:

Three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
	$	$
Current	–	–
Deferred	–	–
Total income tax expense	–	–

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate (2022: at PRC statutory rate) applicable to income tax expense is as follows:

	Three months ended March 31,
	2024		2023
	(Unaudited)		(Unaudited)
Taiwan (2021-PRC) income tax statutory rate	20.00%		20.00%
Tax effect of non-deductible expenses	(3.15%	)	(1.54%	)
Tax effect of stock-based compensation	(4.41%	)	(10.29%	)
Tax effect of non-taxable income	–		–
Impact of different tax rates in other jurisdictions	(0.15%	)	(0.05%	)
Others	–		–
Changes in valuation allowance	(12.29%	)	(8.11%	)
Effective tax rate	–		–

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Deferred tax assets
Tax loss carried forward	–	23,391
Allowance for doubtful receivables	–	–
Total deferred tax assets	–	23,391
Reversal of deferred tax assets	–	(23,391)
Valuation allowance	–	–
Total deferred tax assets, net	–	–

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Deferred tax liabilities
Property and equipment, difference in depreciation	–	–

Deferred tax liabilities, net	–	–

The valuation allowance as of March 31, 2024 and December 31, 2022 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Balance at beginning of the period or year, as applicable	95,844	95,844
Additions of valuation allowance	–	–
Reductions of valuation allowance	–	–
Balance at the end of the period or year, as applicable	95,844	95,844

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

Note 14      RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Mountain Share Transfer, LLC (1)	39,341	39,341

Sales

The balance of sales with a related party was as following:

	Related Party Categories	March 31, 2024	March 31, 2023
		(Unaudited)	(Audited)
		$	$
Grand Smooth Corporation Limited (2)	Same director	–	5,352
Total		–	5,352

The sales prices and payment terms to related parties were not significantly different from those of sales to third parties. For other related party transactions, price and terms were determined in accordance with mutual agreements.

Note:

(1)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, a stockholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(2)	Grand Smooth Corporation Limited's chairman is Mr. Yin-Chieh Cheng ("Mr. Cheng") same with Company. Grand Smooth Corporation Limited will purchase goods from Company and re-sell it. All the terms were not significantly different from those of sales to third parties.

Note 15     COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each. On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the Company’s common stock issued and outstanding decreased from 10,707,150 shares to 7,138,587 shares. All shares and associated amounts have been retroactively restated to reflect the stock split on August 11, 2022. As of March 31, 2024 and December 31, 2023, issued common stock were 12,956,987 shares and 11,156,987, respectively.

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

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	March 31, 2024	March 31, 2023
	(Unaudited)	(Audited)

Dividend yield	N/A	N/A
Risk-free interest rate	1.16%	1.16%
Expected term (in years)	4.31	4.31
Volatility	48.15%	48.15%

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

For the three months ended March 31, 2024 and year ended December 31, 2023, $103,155 and $163,621 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

As of March 31, 2024, total unrecognized compensation cost related to unvested share-based compensation awards was $0. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining vesting period.

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

Note 18      LOSS PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share for the quarters ended March 31, 2024 and 2023.

	For three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net (loss) income attributable to the Company	(486,420)	(987,648)

Denominator:
Weighted-average shares outstanding
– Basic	11,956,987	9,293,587
– Diluted	11,956,987	9,293,587

(Loss) income per share:
– Basic	(0.0407)	(0.1063)
– Diluted	(0.0407)	(0.1063)

Note 19      SUBSEQUENT EVENT

On April 14, 2024, Gui Zhou Grand Smooth Technology Ltd. (“GZ GST”), a wholly owned subsidiary of Nocera, Inc. (the “Company”), entered into that certain Equity Purchase Agreement dated as of April 14, 2024 (the “Equity Purchase Agreement”), with Hangzhou SY Culture Media Co. Ltd. (“SY Culture”), pursuant to which GZ GST acquired all of the issued and outstanding equity securities of SY Culture from the stockholders of SY Culture (the “SY Culture Acquisition”) in exchange for the issuance of 600,000 unregistered shares of the Company’s common stock, par value $0.001 per share (“Common Stock”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In addition, our unaudited consolidated financial statements and the financial data included in this Quarterly Report on Form 10-Q reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed under the section captioned “Cautionary Statement Regarding Forward-Looking Statements” herein and the section captioned “Risk Factors” as well as any other cautionary language contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 31, 2024. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

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

On January 31, 2024, we entered into a Variable Interest Entity Purchase Agreement (“Xinca Purchase Agreement”) with Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. (“Xinca”), a domestic funded limited liability company registered in China (P.R.C). The Xinca Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise, Shanghai Nocera Culture Co., Ltd. (“WFOE”), through a series of contractual agreements (“VIE Agreements”), in which we exchanged 1,800,000 shares of our restricted common stock for a 100% controlling interest in Xinca. As a result, the Company has been determined to be the primary beneficiary of Xinca and Xinca became a variable interest entity (“VIE”) of the Company.

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

In addition, while we do not have any direct operations or significant sales in the Middle East, geopolitical tensions and ongoing conflicts in the region, particularly between Israel and Hamas, may lead to global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of the Israel-Hamas war, including related geopolitical tensions, and the measures and actions taken by other countries in respect thereof, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to predict the impact of any of the foregoing, the Israel-Hamas war may increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

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

To the extent any COVID-19 outbreak or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 initially filed with the SEC on April 1, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of March 31, 2024 and 2023 were $961,777 and $1,460,504, respectively.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of our unaudited condensed consolidated financial position as of March 31, 2024, consolidated results of operations for the period ended March 31, 2024, cash flows for the year period ended March 31, 2024 and change in equity for the period ended March 31, 2024, as applicable, have been made.

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

Uncertain Tax Positions

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. We record interest and penalties on uncertain tax provisions as income tax expense. There were no uncertain tax positions as of March 31, 2024 and 2023, and we have no accrued interest or penalties related to uncertain tax positions. We do not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of the our net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

Our reporting currency is the United States dollar (“US$”). The functional currency of our VIE in Taiwan is the New Taiwan dollar (“NT”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”). The functional currency of PRC companies is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of our subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates for US$ to RMB as of March 31, 2024 and 2023 are 6.89259 and 6.8737, respectively. The annual average exchange rates for the year ended March 31, 2024 and 2023 are 7.2329 and 6.8716, respectively.

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

Results of Operations

The following table sets forth our unaudited consolidated statements of operations for the three months ended March 31, 2024 and 2022.

Consolidated Statements of Operations

	Three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
	$	$
Net sales	4,899,880	3,837,863
Cost of sales	(4,815,919)	(3,769,207)
Gross profit	83,961	68,656

Operating expenses
General and administrative expenses	(575,611)	(1,059,337)
Total operating expenses	(575,611)	(1,059,337)

(Loss) income from operations	(491,650)	(990,681)

Other expense	(2,270)	(11,508)
(Loss) income before income taxes	(493,920)	(1,002,189)

Income tax expense	–	–
Net (loss) income	(493,920)	(1,002,189)

Less: Net loss attributable to non-controlling interests	(7,500)	(14,541)
Net (loss) income attributable to the Company	(486,420)	(987,648)

Comprehensive loss
Net (loss) income	(493,920)	(1,002,189)
Foreign currency translation (loss) gain	57,307	(23,288)
Total comprehensive (loss) income	(436,613)	(1,025,477)

Less: comprehensive loss attributable to non-controlling interest	(5,622)	(14,880)
Comprehensive (loss) income attributable to the Company	(430,991)	(1,010,597)

(Loss) income per share
Basic	(0.0407)	(0.1063)
Diluted	(0.0407)	(0.1063)

Weighted average number of common shares outstanding
Basic	11,956,987	9,293,587
Diluted	11,956,987	9,293,587

Revenue

Revenue for the three months ended March 31, 2024 was $4,899,880 compared to $3,837,863 for the comparable period in 2023. The revenue for the three months ended March 31, 2024 was mostly generated from the Meixin catering business and the fish trading business from NTB with revenues of $1.6 million and $3.2 million, respectively. The revenue for the three months ended March 31, 2024 was mostly from the Meixin catering business and the fish trading business from NTB.

For the three months ended March 31, 2024, our foreign currency translation gain was $57,307.

Gross profit

Gross profit for the three months ended March 31, 2024 was $83,961, compared to $68,656 for the comparable period in 2023. The gross profit for the three months ended March 31, 2024 was mostly generated from the Meixin catering business and the e-commerce live-stream sales from Xinca with revenues of approximately $45,491 and $76,607, respectively. The increase of gross profit margin was mainly because in 2024, we had increased the fish trading business and acquired Xinca that has strong potential to develop livestream sales on TikTok/Douyin which increase the gross profit.

General and administrative expenses

General and administrative expenses were $451,465, for the three months ended March 31, 2024, compared to approximately $1,059,337 for the comparable period in 2023. This decrease was primarily due to the decrease of legal, accounting, and consulting fees for the three months ended March 31, 2023 in connection with securities filings and other related matters.

Other expense

Other expenses were $2,270, for the three months ended March 31, 2024, compared to $11,508 for the comparable period in 2023. The decrease was mainly the effect of interest expense recognized for the three months ended March 31, 2024.

Net income attributable

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the three months ended March 31, 2024 was $486,420 compared to net loss attributable to us (excluding net loss attributable to non-controlling interest) of $987,648 for the comparable period in 2023 The decrease of loss was because we recognized the foreign currency translation loss and the fish trading business has yielded a low margin, while expenses in other operational areas have increased significantly for the period ended March 31, 2023.

Liquidity and Capital Resources

We had net cash provided by operating activities for the period ended March 31, 2024 and the cash balance was $461,515 as of March 31, 2024. We believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements. We continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Management is focused on growing our existing product offering, as well as our customer base, to increase our revenues. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, however, management believes that our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

To date, we have funded our operations through revenues, loans from our officers, and the issuance of equity securities. We obtained a financial support letter from Mr. Yin-Chieh Cheng, our former President, Chief Executive Officer, Chairman of the Board and principal stockholder.

Since the net asset balance as of March 31, 2024 was $7,283,344, there is no substantial doubt as to our ability to continue as a going concern.

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

The following table provides detailed information about our net cash flows for the periods indicated:

	For the quarters ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
	$	$
Net cash used in operating activities	(460,993)	(364,370)
Net cash used in investing activities	201,863	(1,058,821)
Net cash provided by (used in) financing activities	(60,678)	(41,137)
Effect of the exchange rate change on cash	52,005	18,758
Decrease in cash	(267,803)	(1,445,570)

Net cash used in operating activities

Net cash used in operating activities amounted to $460,993 for the three months ended March 31, 2024. This reflected a net loss of $493,920, depreciation of $22,559 and share-based compensation of $14,999.

Net cash used in operating activities amounted to $364,370 for the three months ended March 31, 2023. This reflected a net loss of $ 1,002,189, depreciation of $44,728 and share-based compensation of $103,155.

Net cash used in investing activities

Net cash generated from investing activities was $201,863 for the year ended March 31, 2024, which were primarily attributable to the net cash inflow from acquisition of a subsidiary.

Net cash used in investing activities was $1,058,821 for the year ended March 31, 2023, which were primarily attributable to the purchase of land and investment funds.

Net cash used by financing activities

Net cash used in financing activities amounted to $60,678 for the three months ended March 31, 2024, which was repayment of bank loans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

The following material weaknesses in our disclosure controls and procedures at March 31, 2024 were:

•	we did not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002;

•	there was insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

•	inadequate segregation of duties.

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

We expect to remediate these material weaknesses in the second quarter of 2024. However, we may discover additional material weaknesses that may require additional time and resources to remediate. Our remediation process includes, but not limited to:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board of Directors comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2024 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
10.1	Share Exchange Agreement	***
10.2	Voting Rights Proxy Agreement & Power of Attorney	***
10.3	Exclusive Business Cooperation Agreement	***
10.4	Exclusive Call Option Agreement	***
10.5	Equity Interest Pledge Agreement	***
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

___________________________

*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
***	Incorporated by reference to the Current Report on Form 8-K of the Registrant filed on February 6, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Date: May 15, 2024	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer

Date: May 15, 2024	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

