Form 10-Q
period 2024-06-30
NOCERA, INC.
filed 2024-08-14
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

Yes ☐ No ☒

There were 13,636,987 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 14, 2024.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$586,424	$1,229,580
Accounts receivable, net	156,517	173,395
Inventories, net	85,964	88,432
Advance to suppliers	8,423	1,732
Prepaid expenses and other assets, net	536,887	10,365
Financial assets at fair value through profit or loss	–	208,697
Total current assets	1,374,215	1,712,201
Investment	27,284	–
Property and equipment, net	1,486,270	1,547,801
Intangible assets - customer relations	105,977	114,129
Goodwill	3,236,900	1,655,182
Other non-current asset	723,214	4,730
Total assets	$6,953,860	$5,034,043
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	$696,649	$–
Other payables and accrued liabilities	71,052	34,093
Advance receipts	49,480	–
Due to related parties	27,239	28,484
Warrant liability	1,179,768	1,179,768
Long-term secured other borrowing – current portion	–	487,800
Dividend payable	38,312	38,312
Income tax payable	53,650	1,859
Total current liabilities	2,116,150	1,770,316
Deferred tax liabilities, net	–	–
Long-term secured other borrowing	34,092	–
Total liabilities	2,150,242	1,770,316
Commitments and contingencies	–	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 13,556,987 shares and 11,156,987 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	13,557	11,157
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	80	80
Additional paid-in capital (1)	24,580,877	21,931,112
Statutory and other reserves	191,219	191,219
(Accumulated losses) retained earnings	(19,893,770)	(19,053,072)
Accumulated other comprehensive loss	(146,035)	98,906
Total Nocera, Inc.’s stockholders’ equity	4,745,928	3,179,402
Non-controlling interests	57,690	84,325
Total equity	4,803,618	3,263,727
Total liabilities and equity	$6,953,860	$5,034,043

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended June 30 ,		Six months ended June 30 ,
	2024	2023	2024	2023
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
	$	$	$	$
Net sales	6,753,112	5,327,181	11,652,992	9,165,044
Cost of sales	(6,707,325)	(5,289,946)	(11,523,244)	(9,059,153)
Gross profit	45,787	37,235	129,748	105,891

Operating expenses
General and administrative expenses	(308,795)	(368,667)	(884,406)	(1,428,004)
Total operating expenses	(308,795)	(368,667)	(884,406)	(1,428,004)

Loss from operations	(263,008)	(331,432)	(754,658)	(1,322,113)

Other income (expense)	16,136	(880	13,866	(12,388)
Loss before income taxes	(246,872)	(332,312)	(740,792)	(1,334,501)

Income tax expense	(122,380)	–	(122,380)	–
Net loss	(369,252)	(332,312)	(863,172)	(1,334,501)

Less: Net loss attributable to non-controlling interests	(14,974)	(20,938	(22,474)	(35,479)
Net loss attributable to the company	(354,278)	(311,374)	(840,698)	(1,299,022)

Comprehensive (loss) income
Net loss	(369,252)	(332,312)	(863,172)	(1,334,501)
Foreign currency translation gain (loss)	187,634	42,882	244,941	19,594
Total comprehensive loss	(181,618)	(289,430)	(618,231)	(1,314,907)

Less: comprehensive loss attributable to non-controlling interest	(15,847)	(8,533)	(21,469)	(23,413)
Comprehensive loss attributable to the Company	(165,771)	(280,897)	(596,762)	(1,291,494)

Loss per share
Basic	(0.0263)	(0.0344)	(0.0661)	(0.1368)
Diluted	(0.0263)	(0.0344)	(0.0661)	(0.1368)

Weighted average number of common shares outstanding
Basic	13,471,273	9,494,692	12,719,624	9,494,692
Diluted	13,471,273	9,494,692	12,719,624	9,494,692

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Six months ended June 30,
	2024	2023
	(Unaudited)	(Audited)
	$	$
Cash flows from operating activities:
Net loss	(863,172)	(1,334,501)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	54,529	81,608
Amortization of intangible assets	8,152	8,152
Gain on fair value change of financial assets held for trading	(4,266)	(3,199)
Consultancy services settled by equities	–	521,100
Share-based compensation	30,165	132,955
Changes in operating assets and liabilities:
Accounts receivable, net	31,923	4,273
Inventories	–	1,343
Advance to suppliers	–	–
Prepaid expenses and other assets, net	(399)	(2,054)
Other non-current assets	69	(4,865)
Notes payable	–	–
Accounts payable	–	(2,631)
Advance receipts	–	(42,492)
Other payables and accrued liabilities	33,217	(9,387)
Income tax payable	51,739	(190)
Amount due from a related party	–	–
Net cash used in operating activities	(658,042)	(649,888)

Cash flows from investing activities:
Purchase of property and equipment	(956)	(857,870)
Purchase of financial assets at FVTPL	–	(200,000)
Proceeds from disposal of financial assets at FVTPL	212,963	–
Net cash provided by (used in) investing activities	212,007	(1,057,870)

Cash flows from financing activities:
Repayment of short-term bank loan	(478,361)	(81,034)
Cash acquired from acquisition of subsidiaries	433,678	–
Net cash used in financing activities	(44,683)	(81,034)

Effect of exchange rate changes on cash and cash equivalents	(152,438)	(1,100)
Net decrease in cash and cash equivalents	(643,157)	(1,789,891)
Cash and cash equivalents at beginning of period	1,229,580	2,906,074
Cash and cash equivalents at end of period	586,423	1,116,183

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Capital	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2023	9,243,587	9,243	80,000	80	20,484,518	191,219	(14,747,461)	103,594	6,041,193	141,054	6,182,247
Foreign currency translation Adjustments	–	–	–	–	–	–	–	23,627	23,627	(339)	23,288
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Consultancy services settled by equities	450,000	450	–	–	520,650	–	–	–	521,100	–	521,100
Net loss	–	–	–	–	–	–	(987,648)	–	(987,648)	(14,541)	(1,002,189)
Balance, March 31, 2023	9,693,587	9,693	80,000	80	21,108,323	191,219	(15,735,109)	127,221	5,701,427	126,174	5,827,601
Foreign currency translation adjustments	–	–	–	–	–	–	–	(43,221)	(43,221)	(2,475)	(45,696)
Share-based compensation	–	–	–	–	29,800	–	–	–	29,800	–	29,800
Net loss	–	–	–	–	–	–	(311,374)	–	(311,374)	(20,938)	(332,312)
Balance, June 30, 2023	9,693,587	9,693	80,000	80	21,138,123	191,219	(16,046,483)	84,000	5,376,632	102,761	5,479,393

Balance, January 1, 2024	11,156,987	11,157	80,000	80	21,931,112	191,219	(19,053,072)	98,906	3,179,402	84,325	3,263,727
Foreign currency translation Adjustments	–	–	–	–	–	–	–	(57,307)	(57,307)	(3,288)	(60,595)
Common stock issuance	1,800,000	1,800	–	–	1,978,200	–	–	–	1,980,000	–	1,980,000
Share-based compensation	–	–	–	–	14,999	–	–	–	14,999	–	14,999
Net loss	–	–	–	–	–	–	(486,420)	–	(486,420)	(7,500)	(493,920)
Balance, March 31, 2024	12,956,987	12,957	80,000	80	23,924,311	191,219	(19,539,492)	41,599	4,630,674	73,537	4,704,211
Foreign currency translation adjustments	–	–	–	–	–	–	–	(187,634)	(187,634)	(873)	(188,507)
Common stock issuance	600,000	600	–	–	641,400	–	–	–	642,000	–	642,000
Share-based compensation	–	–	–	–	15,166	–	–	–	15,166	–	15,166
Net loss	–	–	–	–	–	–	(354,278)	–	(354,278)	(14,974)	(369,252)
Balance, June 30, 2024	13,556,987	13,557	80,000	80	24,580,877	191,219	(19,893,770)	(146,035)	4,745,928	57,690	4,803,618

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

The VIE Agreements with SY Media

On April 14, 2024, we entered into a Variable Interest Entity Purchase Agreement (“SY Media Purchase Agreement”) with Hangzhou SY Culture Media Co. Ltd. (“SY Culture”), a domestic funded limited liability company registered in China (P.R.C). The SY Culture Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise, Gui Zhou Grand Smooth Technology Ltd. (“WFOE”), through a series of contractual agreements (“VIE Agreements”), in which we exchanged 600,000 shares of our restricted common stock for a 100% controlling interest in SY Culture. As a result, the Company has been determined to be the primary beneficiary of SY Culture and SY Culture became a variable interest entity (“VIE”) of the Company.

Note 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on June 30, 2024.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of June 30, 2024, its consolidated results of operations for the six months ended June 30, 2024, cash flows for the six months ended June 30, 2024 and change in equity for the six months ended June 30, 2024, as applicable, have been made. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023 or any future periods.

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

There were five customers who represent 99% of the Company’s total revenue for the six months ended June 30, 2024. There were six customers who represent 93% of the Company’s total revenue for the six months ended June 30, 2024.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Percentage of the Company’s accounts receivable
Customer A	61.25%	60.11%
Customer B	25.21%	–
Customer C	13.07%	–
Customer D	–	21.99%
Customer E	–	16.10%
	99.53%	98.19%

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

Note 3      ACCOUNTS RECEIVABLE, NET

As of June 30, 2024 and December 31, 2023, accounts receivable consisted of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Accounts receivable	156,517	173,395
Less: Allowance for doubtful accounts	–	–
Total	156,517	173,395

For the six months ended June 30, 2024 and for the year ended December 31, 2022, the Company has recorded provision for doubtful accounts of nil.

Note 4      INVENTORIES

As of June 30, 2024 and December 31, 2023, inventories consisted of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Raw materials	85,964	88,432
Work in process	–	–
Total	85,964	88,432

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Other receivables from third party	536,887	10,365
Prepaid expenses and other assets, net	536,887	10,365

Note 6      PROPERTY AND EQUIPMENT, NET

As of June 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Equipment	1,796,666	1,783,300
Less: Accumulated depreciation	(310,396)	(235,499)
Property and equipment, net	1,486,270	1,547,801

Depreciation expenses for the six months ended June 30, 2024 and 2023 were $54,529 and $81,608, respectively, and $32,492 and $36,880 for the three months ended June 30, 2024 and 2023, respectively.

Note 7      FINANCIAL ASSETS AT FAIR VALUE THROUGH PROFIT OR LOSS

The fair value of each investment in equity instrument to be measured at fair value through profit or loss is as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Financial assets mandatorily measured at fair value through profit or loss	$	$
		-
Funds	–	208,697
Total	–	208,697

Current	–	–
Non-Current	–	208,697
Total	–	208,697

Net gain of $4,266 was recognized under changes in fair value of financial assets at fair value through profit or loss in the consolidated statement of profit or loss for the period ended June 30, 2024.

Note 8     GOODWILL

As of June 30, 2024 and December 31, 2023, goodwill consisted of the following:

Goodwill

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Goodwill - Meixin	3,905,735	3,905,735
Goodwill - Xinca	1,351,703	–
Goodwill – SY Media	230,015	–
Less: Accumulated amortization	(2,250,553)	(2,250,553)
Goodwill, net	3,236,900	1,655,182

Customer relations

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
	$	$
Balance b/f	135,325	135,325
Acquisitions	–	–
Translation/ Adjustments	–	–
Less: Accumulated amortization	(29,348)	(21,196)
Less: Impairment	–	–
Customer relations, net	105,977	114,129

Note 9       OTHER BORROWINGS

Others loans consisted of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)

Secured loan from Chailease Finance Co., Ltd wholly repayable within 1 year	$–	$487,800
Total secured loan wholly repayable within 1 year	–	487,800

Secured loan from Chailease Finance Co., Ltd wholly repayable more than 1 year	–	–
Total	$–	$487,800

The loan has been repaid in full.

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	June 30, 2024	December 31, 2023
	$	$

Balance at the beginning of period	312,320	–
Warrants issued to investors	–	287,520
Warrants redeemed	–	–
Fair value change of warrants included in earnings	–	24,800
Total	312,320	312,320

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	256,000	3.75	2.66
Exercisable at January 1, 2024	256,000	3.75	2.66
Granted	–	–	–
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at June 30, 2024	256,000	3.75	2.66
Exercisable at June 30, 2024	256,000	3.75	2.66

Note 11      LEASES

The Company has two non-cancelable lease agreements for certain of the office and accommodation as well as fish farming containers for research and develop advanced technology for water circulation applying in fishery with original lease periods expiring between 2023 and 2024. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. The Company recognizes rental expense on a straight-line basis over the lease term.

The components of lease expense for the six months ended June 30, 2024 and June 30, 2023 were as follows:

	Statement of Income Location	Six months ended June 30, 2024	Six months ended June 30, 2023
		(Unaudited)	(Audited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	37,048	32,131
Total net lease costs		37,048	32,131

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2023 and June 30, 2024 are US$ nil.

Note 12    OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
VAT payable	–	–
Salary payable	819	842
Others	70,233	33,251
Total	70,152	34,093

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

The components of the income tax expense are:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	$	$	$	$
Current	2,161	2,161	2,170	2,170
Deferred	–	–	–	–
Total income tax expense	2,161	2,161	2,170	2,170

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate (2021: at PRC statutory rate) applicable to income tax expense is as follows:

	Six months ended June 30,
	2024		2023
Taiwan (2021-PRC) income tax statutory rate	20.00%		20.00%
Tax effect of non-deductible expenses	(3.15%	)	(1.54%	)
Tax effect of stock-based compensation	(4.41%	)	(10.29%	)
Tax effect of non-taxable income	–		–
Impact of different tax rates in other jurisdictions	(0.15%	)	(0.05%	)
Others	–		–
Changes in valuation allowance	(12.29%	)	(8.11%	)
Effective tax rate	–		–

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	June 30, 2024	December 31, 2023
	$	$
Deferred tax assets
Tax loss carried forward	–	–
Allowance for doubtful receivables	–	–
Total deferred tax assets	–	–
Reversal of deferred tax assets	–	–
Valuation allowance	–	–
	–	–

	June 30, 2024	December 31, 2023
	$	$
Deferred tax liabilities
Property and equipment, difference in depreciation	–	–
Deferred tax liabilities, net	–	–

The valuation allowance as of June 30, 2024 and December 31, 2023 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as follows.

	June 30, 2024	December 31, 2023
	$	$
Balance at beginning of the year	95,844	–
Additions of valuation allowance	43,102	95,844
Reductions of valuation allowance	–	–
Balance at the end of the year	138,946	95,844

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

Note 14    RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Mr. Yin-Chieh Cheng	6,603	11,238
Mountain Share Transfer, LLC (1)	7,681	7,681
Total	14,284	18,919

Sales

The balance of sales with a related party was as following:

	Related Party Categories	June 30, 2024	March 31, 2023
		(Unaudited)	(Audited)
		$	$
Grand Smooth Corporation Limited (2)	Same director	5,352	–
Total		5,352	–

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

Note 15   COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each. On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the Company’s common stock issued and outstanding decreased from 10,707,150 shares to 7,138,587 shares. All shares and associated amounts have been retroactively restated to reflect the stock split on August 11, 2022. As of June 30, 2024 and December 31, 2023, issued common stock were 13,556,987 shares and 11,156,987, respectively.

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

For the six months ended June 30, 2024 and year ended December 31, 2023, $30,165 and $163,621 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

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

Note 18    (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share for the three and six months ended June 30, 2024 and 2023.

	For three months ended June 30,		For six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
	$	$	$	$
Numerator:
Net loss attributable to the Company	(354,278)	(311,374)	(840,698)	(1,299,022)

Denominator:
Weighted-average shares outstanding
- Basic	13,471,273	9,494,692	12,719,624	9,494,692
- Diluted	13,471,273	9,494,692	12,719,624	9,494,692

Loss per share:
- Basic	(0.0263)	(0.0328)	(0.0661)	(0.1368)
- Diluted	(0.0263)	(0.0328)	(0.0661)	(0.1368)

Note 19    BUSINESS COMBINATION

Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd.

On January 31, 2024, the Company acquired 100% shares of Xinca. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$201,863
Trade receivables	379,525
Prepaid rent expense	373,623
Goodwill	1,351,703
Plant and equipment, net	58,887
Depreciation	(562)
Advanced from customers	(36,404)
Long-term secured bank loan	(36,087)
Other payables and accrued liabilities	(369,737)
Net assets value	1,922,811
Purchases price	$1,980,000

Hangzhou SY Culture Media Co. Ltd.

On April 14, 2024, the Company acquired 100% shares of SY Media. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$206,663
Trade receivables	163,814
Advance to supplier	6,691
Investment	27,284
Other payables and accrued liabilities	(755)
Net assets value	403,697
Purchases price	$642,000

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

On April 14, 2024, we entered into a Variable Interest Entity Purchase Agreement (“SY Media Purchase Agreement”) with Hangzhou SY Culture Media Co. Ltd. (“SY Culture”), a domestic funded limited liability company registered in China (P.R.C). The SY Culture Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise, Gui Zhou Grand Smooth Technology Ltd. (“WFOE”), through a series of contractual agreements (“VIE Agreements”), in which we exchanged 600,000 shares of our restricted common stock for a 100% controlling interest in SY Culture. As a result, the Company has been determined to be the primary beneficiary of SY Culture and SY Culture became a variable interest entity (“VIE”) of the Company.

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

We also intend to expend the fish farming demo sites in Taiwan by adding 20 units of RAS eel farming equipment with outsourcing construction services and build the catfish farm in the U.S. by the end of 2024 to promote our fish farming systems to the global market. We are expecting more customers from various countries actively inquiring about our equipment. As of February 16, 2023, we completed the acquisition of 229 acres of land in Montgomery County, Alabama, of which we intend to build RASs on that land for fish farming. As of June 30, 2024, we are still ensuring all requirements and evaluations are being thoroughly addressed prior to constructing any RASs on the Alabama land. Simultaneously, the design of the RAS equipment is underway, progressing in alignment with the project’s timeline. Both aspects are being managed concurrently to maintain project efficiency and coherence. We plan to enhance market penetration through the establishment of our own fish farms and diversify revenue streams through various sales channels.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Known Trends and Uncertainties

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality of product as they may substitute lower cost materials to maintain pricing levels. Nocera’s cost base also reflects significant elements for freight, including fuel, which significantly increased due to the effects of coronavirus (COVID-19), Russia’s illegal military invasion of Ukraine and the conflicts in the Middle East. Rapid and significant changes in commodity prices such as fuel and plastic may negatively affect our profit margins if Nocera is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives.

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

Effects of COVID-19

COVID-19 has globally resulted in the loss of life, business closures, restrictions on travel and widespread cancellation of social gatherings. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•	new information which may emerge concerning the severity of the disease;

•	the duration and spread of any future COVID-19 outbreaks;

•	the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures, if any;

•	regulatory actions taken in response to any future COVID-19 outbreaks which may impact merchant operations, consumer and merchant pricing, and our product offerings;

•	other business disruptions that affect our workforce;

•	the impact on capital and financial markets; and

•	actions taken throughout the world, including in markets in which we operate, to contain any future COVID-19 outbreak or treat its impact.

In addition, any future outbreak of COVID-19 may result in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of June 30, 2024 and 2023 were $586,424 and $1,116,183, respectively.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of our unaudited condensed consolidated financial position as of June 30, 2024, consolidated results of operations for the period ended June 30, 2024, cash flows for the year period ended June 30, 2024 and change in equity for the period ended June 30, 2024, as applicable, have been made.

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

Uncertain Tax Positions

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. We record interest and penalties on uncertain tax provisions as income tax expense. There were no uncertain tax positions as of June 30, 2024 and 2023, and we have no accrued interest or penalties related to uncertain tax positions. We do not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of the our net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

Our reporting currency is the United States dollar (“US$”). The functional currency of our VIE in Taiwan is the New Taiwan dollar (“NT”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”). The functional currency of PRC companies is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of our subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of June 30, 2024 and 2023 are 7.1268 and 7.2258, respectively. The annual average exchange rates for the year ended December 31, 2023 and 2022 are 7.0423 and 6.7208, respectively.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and six months ended June 30, 2024 and 2023.

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
	$	$	$	$
Net sales	6,753,112	5,327,181	11,652,992	9,165,044
Cost of sales	(6,707,325)	(5,289,946)	(11,523,244)	(9,059,153)
Gross profit	45,787	37,235	129,748	105,891

Operating expenses
General and administrative expenses	(308,795)	(368,667)	(884,406)	(1,428,004)
Total operating expenses	(308,795)	(368,667)	(884,406)	(1,428,004)

Loss from operations	(263,008)	(331,432)	(754,658)	(1,322,113)

Other income (expense)	16,136	(880	13,866	(12,388)
Loss before income taxes	(246,872)	(332,312)	(740,792)	(1,334,501)

Income tax expense	(122,380)	–	(122,380)	–
Net loss	(369,252)	(332,312)	(863,172)	(1,334,501)

Less: Net loss attributable to non-controlling interests	(14,974)	(20,938	(22,474)	(35,479)
Net loss attributable to the company	(354,278)	(331,374)	(840,698)	(1,299,022)

Comprehensive (loss) income
Net loss	(369,252)	(332,312)	(863,172)	(1,334,501)
Foreign currency translation gain (loss)	187,634	42,882	244,941	19,594
Total comprehensive loss	(181,618)	(289,430)	(618,231)	(1,314,907)

Less: comprehensive loss attributable to non-controlling interest	(15,847)	(8,533)	(26,635)	(23,413)
Comprehensive loss attributable to the Company	(165,771)	(280,897)	(596,762)	(1,291,494)

Loss per share
Basic	(0.0263)	(0.0344)	(0.0661)	(0.1368)
Diluted	(0.0263)	(0.0344)	(0.0661)	(0.1368)

Weighted average number of common shares outstanding
Basic	13,471,273	9,494,692	12,719,624	9,494,692
Diluted	13,471,273	9,494,692	12,719,624	9,494,692

Revenue

Revenue for the three months ended June 30, 2024 was $6,753,112, compared to $5,327,181 for the comparable period in 2023. The revenue for the three months ended June 30, 2024 was mostly generated from the Meixin catering business, the fish trading business from NTB with revenues of $4.7 million and $6.8 million, respectively.

Revenue for the six months ended June 30, 2024 was $11,523,244, compared to $9,165,044 for the comparable period in 2023. The revenue for the six months ended June 30, 2024 was mostly generated from the Meixin catering business, the fish trading business from NTB with revenues of $6.3 million and $10 million, respectively.

For the six months ended June 30, 2024, our foreign currency translation gain was $187,634.

Gross profit

Gross profit for the three months ended June 30, 2024 was $ 45,787, compared to $37,235 for the comparable period in 2023. The gross profit for the three months ended June 30, 2024 was mostly generated from the Meixin catering business and the e-commerce live-stream sales from Xinca with revenues of approximately $31,638 and $103,729, respectively.

Gross profit for the six months ended June 30, 2024 was $129,748, compared to $105,891 for the comparable period in 2023. The gross profit for the six months ended June 30, 2024 was mostly generated from the Meixin catering business and the e-commerce live-stream sales from Xinca with revenues of approximately $77,129 and $180,336, respectively.

General and administrative expenses

General and administrative expenses were $308,795, for the three months ended June 30, 2024, compared to approximately $368,667 for the comparable period in 2023. This increase was primarily due to the increase of audit fees, consulting fees, and salary expenses for the three months ended June 30, 2024.

General and administrative expenses were $884,406, for the six months ended June 30, 2024, compared to approximately $1,428,004 for the comparable period in 2023. This decrease was primarily due to the decrease of consulting fees for the six months ended June 30, 2024.

Other expense

Other income was $16,136, for the three months ended June 30, 2024, compared to other expense of $880 for the comparable period in 2023. The other income was interest revenue of bank deposits. The other expense was interest expense for a bank loan. The increase was mainly the effect of interest expense recognized for the three months ended June 30, 2023.

Other income was $13,866, for the six months ended June 30, 2024, compared to other expense of $12,388 for the comparable period in 2023. The other income was interest revenue of bank deposits and gains from foreign currency translation. The other expense was interest expense for a bank loan.

Income tax expense

During the six months ended June 30, 2024, we recorded an income tax expense of $122,380 compared to income tax expense of $ nil for the comparable period in 2023. The increase of income tax expense is because we evaluated the income tax impact for the period ended June 30, 2024.

Net income attributable to the Company

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the three months ended June 30, 2024 was $354,278 compared to net loss attributable to us (excluding net loss attributable to non-controlling interest) of $311,374 for the comparable period in 2023. Margins remained similar profit margin for three months ended June 30, 2024.

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the six months ended June 30, 2024 was $840,698, compared to a net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $1,299,022 for the comparable period in 2023. The decrease was primarily due to the decrease of General and administrative expenses for the six months ended June 30, 2024.

Liquidity and Capital Resources

The Company had net cash used by operating activities for the period ended June 30, 2023 and the cash balance was $586,424 as of June 30, 2024 and stockholders’ equity of $803,618. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is also focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

To date, we have funded our operations through revenues, loans from our officers, and the issuance of equity securities. We obtained a financial support letter from Mr. Yin-Chieh Cheng, our former President, Chief Executive Officer, Chairman of the Board and principal stockholder.

Since the net asset balance as of June 30, 2024 was $803,618, there is no substantial doubt as to our ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the six months ended June 30,
	2024	2023
	(Unaudited)	(Audited)
	$	$
Net cash used in operating activities	(658,042)	(649,888)
Net cash provided by (used in) investing activities	212,007	(1,057,870)
Net cash used in financing activities	(44,683)	(81,034)
Effect of the exchange rate change on cash	(152,438)	(1,100)
Decrease in cash	(643,157)	(1,789,891)

Net cash used in operating activities

Net cash used in operating activities amounted to $658,042 for the six months ended June 30, 2024. This reflected a net loss of $863,172, depreciation of $54,529 and share-based compensation of $30,165.

Net cash used in operating activities amounted to $649,888 for the six months ended June 30, 2023. This reflected a net loss of $1,334,501, consultancy services settled by equities of $521,100, depreciation of $ 81,608 and share-based compensation of $132,955.

Net cash used in investing activities

Net cash provided by investing activities was $212,007 for the year ended June 30, 2024, which were primarily attributable to the proceeds from disposal of financial assets at fair value through profit and loss.

Net cash used in investing activities was $1,057,870 for the year ended June 30, 2023, which were primarily attributable to the purchase of land and investment funds.

Net cash used by financing activities

Net cash used by financing activities amounted to $44,683 for the six months ended June 30, 2024, which was repayment of bank loans and acquisition of subsidiaries.

Net cash used by financing activities amounted to $81,034 for the six months ended June 30, 2023, which was repayment of bank loans.

Since we plan to build our land-based fish farming demo sites in Taiwan, the U.S. and Brazil to promote our fish farming systems to the global market, we expect that we will require additional capital, which includes construction costs, marketing costs, operation costs, etc., to meet our long-term operating requirements. We expect to obtain financing from shareholders or raise additional capital through, among other things, the sale of equity or debt securities. The shareholders are committed to provide additional financing required when we try to raise additional capital from third party investors or banks. However, there can be no assurance that we will be successful in raising this additional capital.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

The following material weaknesses in our disclosure controls and procedures at June 30, 2024 were:

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

We expect to remediate these material weaknesses in the second half of 2024. However, we may discover additional material weaknesses that may require additional time and resources to remediate. Our remediation process includes, but not limited to:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2024 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	On April 14, 2024, Gui Zhou Grand Smooth Technology Ltd. (“GZ GST”), one of our wholly owned subsidiaries, entered into the Equity Purchase Agreement dated as of April 14, 2024, with Hangzhou SY Culture Media Co. Ltd. (“SY Culture”), pursuant to which GZ GST acquired all of the issued and outstanding equity securities of SY Culture from the stockholders of SY Culture in exchange for the issuance of 600,000 unregistered shares of the Company’s common stock, par value $0.001 per share.

The issuance of the capital stock listed above was deemed exempt from registration under Section 4(a)(2) of the Securities Act, as amended (the “Securities Act”) or Regulation D promulgated thereunder in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
10.1	Equity Purchase Agreement dated as of April 14, 2024, by and between Gui Zhou Smooth Technology Ltd. And Hangzhou SY Culture Media Co. Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2024).	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

___________________________

* **

Furnished herewith.

Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Date: August 14, 2024	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

