Form 10-K/A
period 2023-12-31
NOCERA, INC.
filed 2024-10-07
CIK 1756180

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

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2023 based on $2.50 per share, the price at which the registrant’s common stock was last sold on June 30, 2023, was approximately $11,661,410.

There were 12,956,987 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 7, 2024.

EXPLANATORY NOTE

Nocera, Inc. (the “Company,” “we,” “us,” “our” and other similar terms) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Form 10-K”), as a result of the SEC’s comment letter dated August 27, 2024, and to make certain changes as described therein.

The Company’s Principal Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other portion of the Original Form 10-K is being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; growth strategies; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; our future financing plans and anticipated needs for working capital; and the economy in general or the future of the food production industry, all of which were subject to various risks and uncertainties. Such statements, when used in this Annual Report on Form 10-K and other reports, statements and information we have filed with the SEC, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “continue,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

Section 13(k) of the Exchange Act provides that it is unlawful for a company that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any of its directors or executive officers. In 2019, we did not have a corporate bank account established in Hong Kong or the U.S., and certain funds that were supposed to be deposited into such corporate bank account were instead deposited into the personal bank account of our former Chairman of the Board of Directors of the Company (“Board”), President, Chief Executive Officer and Director, Yin-Chieh Cheng, which was considered to be a personal loan made by us to Yin-Chieh Cheng and may have violated Section 13(k) of the Exchange Act. The receivable was repaid to us in January 2020. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Since the PCAOB is unable to conduct inspections or full investigations of our auditor, in May 2022, we were added to the SEC’s conclusive lists of issuers identified under the HFCAA, or a Commission-Identified Issuer. We will be delisted and our securities will be prohibited from being traded on The Nasdaq Stock Market LLC (“Nasdaq”) or any other national securities exchange or the over-the-counter trading market if we remain identified as a Commission-Identified Issuer for three consecutive years (or two if the AHFCAA is enacted). Such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting could have a negative impact on the price of our securities. Also, such a delisting could significantly affect our ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition and prospects.

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

Approximately 58% of the shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act (“Rule 144”). As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.

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

Additionally, the global economy and financial markets may be adversely affected by geopolitical events, including Russia’s invasion of Ukraine and the conflicts in the Middle East.

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

In 2022, we acquired Meixin, a strategic addition to our portfolio aimed at enhancing market position and broadening our product offerings. Subsequent to this acquisition, the SEC inquired about the financial information of Meixin as part of our regulatory filings. Despite our efforts to comply with these inquiries, we have been unable to provide complete financial information regarding Meixin due to the inability to locate Meixin’s financial information. This rendered us incapable of providing the SEC with the requisite financial statements that it requires in connection with the Meixin acquisition.

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

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

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

For a discussion of potential cybersecurity risks affecting us, please refer to the following risk factor in the “Risk Factors” section in this Annual Report on Form 10-K titled “Risks Related to Our Business—We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.”

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

Substantially all our revenues were concentrated in Taiwan pending expansion into other international markets. Consequently, our results of operations will likely be adversely, and may be materially affected, to the extent that any future COVID-19 outbreak or any epidemic harms Taiwan’s economy and society and the global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of any future COVID-19 outbreak and the actions taken by government authorities and other entities to contain any future COVID-19 outbreak or treat its impact, almost all of which are beyond our control. If the disruptions posed by any future COVID-19 outbreak or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

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

Comparison of Results of Operations for the years ended December 31, 2023 and December 31, 2022

Revenue

Revenue for the year ended December 31, 2023, was approximately $23.9 million, compared to approximately $14.1 million for the year ended December 31, 2022, representing an increase of 69.5%. The increase in 2023 revenue was primarily driven by higher trading volumes in the NTB fish trading business and increased revenue from the Meixin catering business.

•	Fish Trading Business: In 2023, the increase in revenue from the fish trading business was primarily due to a rise in eel trading volume, which increased from 699.2 tons in 2022 to 931.9 tons in 2023. The average selling price of eels also increased, from $13.8 per kilogram in 2022 to $15.55 per kilogram in 2023. However, due to a shortage of suppliers, the Company reduced its trading in certain species, including elver, shrimp, and tilapia.

•	Catering Business: Revenue from the Meixin catering business grew due to an expansion in the vegetable and fruit processing service. This service, which includes providing vegetables and fruits alongside other meals, contributed to an increase in the volume of bento box sales. The Company also noted a significant increase in seafood sales through Meixin, which were sold both with bento boxes and separately.

Gross Profit

Gross profit for the year ended December 31, 2023, was approximately $194,959, compared to $255,966 for the year ended December 31, 2022, representing a decrease of 23.8%. The decrease in gross profit was primarily due to the higher proportion of revenue from the NTB fish trading business, which operates at lower margins compared to the Meixin catering business.

General and Administrative Expenses

General and administrative expenses were approximately $2.2 million for the year ended December 31, 2023, compared to $2.7 million for the year ended December 31, 2022, representing a decrease of 18.5%. The decrease in general and administrative expenses was due to a reduction in consulting fees, discounted audit fees, and lower wages. A prior reference to the reduction being due to decreased expenses of XFC was incorrect and has been corrected.

Other Income (Expense)

Other expense was $40,386 for the year ended December 31, 2023, compared to other income of $417,999 for the year ended December 31, 2022. The other income in 2022 was primarily due to the waiver of payables.

Income Tax Expense (Benefit)

During the year ended December 31, 2023, we recorded no income tax expense, compared to an income tax benefit of $23,808 for the year ended December 31, 2022.

Net Loss Attributable to Us

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the year ended December 31, 2023, was approximately $2 million, compared to a net loss attributable to us of approximately $4.8 million for the year ended December 31, 2022. The decrease in net loss was primarily due to the reduction in general and administrative expenses in 2023.

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

To date, we have funded our operations through a combination of revenue generation, loans from officers, and the issuance of equity securities. Previously, we had obtained a financial support letter from Mr. Yin-Chieh Cheng, our former Chief Executive Officer and principal shareholder, which provided access to additional capital when needed. However, as Mr. Cheng is no longer a shareholder or officer of the Company, that financial support letter is no longer in effect.

Looking ahead to the next 12 months and beyond, we believe that our current cash resources, combined with internal revenues and potential external financing sources, will be sufficient to meet our operational needs and satisfy known contractual obligations, including commitments for capital expenditures. If necessary, we may pursue additional funding options, such as equity offerings or debt instruments, to ensure liquidity.

We remain vigilant in monitoring any trends or uncertainties that could affect our liquidity and are prepared to adjust our plans accordingly. In the event of a material cash shortfall, we will explore alternative financing solutions, including equity financing, to address any potential deficiencies. Our primary sources of liquidity include cash on hand, operational revenue, and access to the capital markets.

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

We expect to remediate these material weaknesses in 2024. However, we may discover additional material weaknesses that may require additional time and resources to remediate. Our remediation process includes, but not limited to:

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

On April 21, 2022, the Company was conclusively identified by the SEC as a Commission-Identified Issuer pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”) because it filed its registration statement on Form S-1 (File No. 333-264059) containing audited financial statements for the fiscal years ended December 31, 2021 and 2020 with an audit report by Centurion ZD CPA &Co. (“Centurion”). Centurion is a Hong Kong-based public accounting firm previously deemed to be inaccessible for complete inspection by the PCAOB due to an authority’s position in the foreign jurisdiction. However, in August 2022, the PCAOB took a significant step toward inspecting and investigating registered public accounting firms in mainland China and Hong Kong by signing a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China. From September to November 2022, PCAOB staff conducted on-site inspections and investigations of Centurion.

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

Professional Backgrounds

Andy Ching-An Jin was appointed as Chief Executive Officer of the Company on July 31, 2023. Mr. Jin was an Investment Director at Fotex Holding from November 2018 until June 2023, where he executed and drove U.S. investments, strategic projects, portfolio management and business operations. Prior to that role, Mr. Jin served as Partner at Bloemengroothandel B.J. Duyvenvoorde & Zn B.V. from September 2017 until October 2018, where he managed all day-to-day operations, sales, developments and investments for an import floriculture company, sold subscription services to online boutiques and managed all major wholesale floriculture market operations in China. In addition, Mr. Jin served as Executive Vice President and Managing Director of Dagong Global Credit Rating Group from December 2015 until August 2017, where he oversaw the group’s international business development and investments into overseas markets and was also responsible for overseas offices located in Hong Kong, Italy and Germany. He attended the State University of New York at Stony Brook attaining a Bachelor of Arts in political science and Tsinghua University earning a Master of Business Administration.

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

Feng-Hua (“Howard”) Chen was appointed as Chief Operating Officer of the Company on January 5, 2024. Mr. Chen is experienced in diverse areas such as Consumer Banking, Asia Business Development and New Strategies, demonstrating strong skills in team building, project management, compliance and cross-sales, with a focus on continuous improvement and business expansion. Mr. Chen was an Executive Director at Rongzhou Construction Co., Ltd. From September 2021 until January 2024, where he, among other things, was involved in the planning and financing of construction projects, the planning and acquisition of land and the execution of sales. Prior to that position, he was a Vice President at Entie Commercial Bank Co. from 2008-2021, Asia Pacific Regional Business Development Director at CIT Group Taiwan from 2005-2008, Sales Director at Taipei Financial & Leasing Co. from 2004-2005, and a Sales Manager at Far Eastern Group from 2000-2004. He attended the University of Leicester earning an MBA degree in 1989.

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

Song-Yuan Teng was appointed as a Director of the Company on October 27, 2023. Mr. Teng serves as Chief Executive Officer of G.MCOIN Enterprises since 2021, where he oversees the strategic planning and annual growth objectives. Prior to that role, from 2017 until 2020, Mr. Teng served as the General Manager of Mingyang Venture Capital, where he was responsible for overseeing the overall management and strategic direction of the organization while driving growth and maximizing shareholder value. Prior to that, he was a Manager at Jinrongjia Consulting from 2015 until 2017, where he worked on financial and automated trading systems while supporting sales and solution managers. Prior to that, Mr. Teng was the General Manager at CFL Venture Capital from 2012 until 2014, where he developed and executed the firm’s strategic investments. Mr. Teng is qualified to serve as a director of the Company due to his executive experience in multiple consulting and banking firms.

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

Audit Committee

Our Board has appointed Yiwen Zhang, Thomas A. Steele and Hui-Ying Zhuang to serve as members of our Audit Committee. Each member of the Audit Committee is an independent director as established by SEC and Nasdaq rules, and Yiwen Zhang, qualifies as an “audit committee financial expert” under the SEC rules.

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

Name and Principal Position	Fiscal Year	Salary($)	Equity Awards($)(1)	Total($)
Yin-Chieh (“Jeff”) Cheng(2)	2023	–	1,901,806	1,901,806
Former Chairman of the Board, Former President, Former CEO and Former Director	2022	–	11,053,267	11,053,267

David Yu-Lung Kou(3)	2023	–	–	–
Former Acting Chief Executive Officer and Former Director	2022	–	–	–

Andy Ching-An Jin(4)	2023	15,000(5)	106,800(5)	121,800(5)
Chief Executive Officer	2022	–	–	–

(1)	The amounts shown represent the aggregate grant date fair value of these warrant awards granted during each fiscal year shown, computed in accordance with FASB ASC Topic 718.
(2)	Pursuant to the Cheng Consulting Agreement, dated December 27, 2018, we agreed to issue Mr. Cheng 250,000 Series A warrants per quarter for 20 quarters (i.e., 5 years) for a total amount of 5,000,000 Series A warrants, subject to his continued services as our Chairman of the Board. Each Series A warrant is exercisable to purchase one share of common stock for $0.50 per share from the date of vesting until April 23, 2026. The value of the awards granted for the years ended December 31, 2022 and December 31, 2021 was $1,901,806 and $11,053,267, respectively, using the Black Scholes methodology. Due to the 2-for-3 reverse stock split of our common stock, the amount of shares issuable upon the unexercised warrants was adjusted to 2,000,000 and the exercise price was adjusted to $0.75 per share. As of December 31, 2023, none of the Series A warrants were outstanding.
(3)	Due to the passing of Yin-Chieh (“Jeff”) Cheng, the Board appointed David Yu-Lung Kou as acting Chief Executive Officer of the Company effective July 13, 2023. Mr. Kou resigned on July 27, 2023.
(4)	On July 31, 2023, the Board appointed Andy Ching-An Jin as Chief Executive Officer of the Company effective July 31, 2023.
(5)	Andy Ching-An Jin is paid a salary of $36,000 per year as Chief Executive Officer of the Company.

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

Jin Employment Agreement. We entered into an Employment Agreement dated as of July 31, 2023 (the “Jin Employment Agreement”). The term of the Jin Employment Agreement is for two years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Jin shall not solicit any person employed or engaged by the Company. Mr. Jin’s employment may be terminated by the Company immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Jin which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on the Company and which has not been corrected in 30 days after written notice from the Company; (iii) failure or refusal by Mr. Jin to comply with the policies of the Company contained in any Company handbook or with the provisions of the Jin Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Jin’s prolonged absence without the consent of the Company; (v) Mr. Jin’s gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Jin; or (vii) delivery of written notice of termination by the Company after Mr. Jin has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Jin’s failure to discharge his duties under the Jin Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. The Company pays Mr. Jin $36,000 per year and issued Mr. Jin a total of 240,000 shares of restricted stock, of which 60,000 shares shall vest at the end of every three months for a period of one year starting from July 31, 2023, with 60,000 shares to initially vest on October 31, 2023.

Chen Employment Agreement. We entered into an Employment Agreement dated as of January 5, 2024 (the “Chen Employment Agreement”). The term of the Chen Employment Agreement is for two years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Chen shall not solicit any person employed or engaged by the Company. Mr. Chen’s employment may be terminated by the Company immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Chen which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on the Company and which has not been corrected in 30 days after written notice from the Company; (iii) failure or refusal by Mr. Chen to comply with the policies of the Company contained in any Company handbook or with the provisions of the Chen Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Chen’s prolonged absence without the consent of the Company; (v) Mr. Chen’s gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Chen; or (vii) delivery of written notice of termination by the Company after Mr. Chen has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Chen’s failure to discharge his duties under the Chen Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. The Company pays Mr. Chen $20,000 per year and issued Mr. Chen a total of 100,000 Class B Warrants, each having the right to purchase one share of common stock, par value $0.001 per share, of the Company at $1.50 per share, of which shall vest biannually in equal installments for a period of two years.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The following Financial Statements and Supplementary Data of Nocera, Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Balance Sheets at December 31, 2023 and 2022;

•	Statements of Operations for the years ended December 31, 2023 and 2022;

•	Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2023 and 2022;

•	Statements of Cash Flows for the years ended December 31, 2023 and 2022; and

•	Notes to Financial Statements.

2. Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
3.1	Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.2 to Form 10-K filed on March 23, 2022.
3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.6 to Form 10-K filed on March 23, 2022.
3.3	Certificate of Amendment of Articles of Incorporation of the Registrant	Filed as Exhibit 3.7 to Form 10-K filed on March 23, 2022.
3.4	Certificate of Change of the Registrant	Filed as Exhibit 3.3 to Form 10-12G filed on October 19, 2018.
3.5	Amended and Restated Bylaws of the Registrant	Filed as Exhibit 3.1 to Form 8-K filed on February 28, 2022.
3.6	Articles of Incorporation of GSI Acquisition Corp.	Filed as Exhibit 3.3 to Form 8-K12G3 filed on January 31, 2019.
3.7	Articles of Association of Grand Smooth Inc Limited	Filed as Exhibit 3.4 to Form 8-K12G3 filed on January 31, 2019.
3.8	Agreement and Plan of Merger, dated as of December 27, 2018, by and among the Registrant, Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 10.1 to Form 8-K filed on December 31, 2018.
3.9	Amended Agreement and Plan of Merger, dated as of December 27, 2018, and effective as of December 31, 2018, by and among the Registrant, Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
3.10	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited	Filed as Exhibit 3.5 to Form 8-K12G3 filed on January 31, 2019.
4.1	Description of Nocera, Inc.’s securities registered under section 12 of the Securities Exchange Act of 1934, as amended	Filed as Exhibit 4.1 to Form 10-K filed on March 23, 2022.
10.1†	2018 Nocera, Inc. Stock Option and Award Incentive Plan	Filed as Exhibit 10.2 to Form 8-K12G3 filed on January 31, 2019.
10.2	Share Exchange Agreement	Filed as Exhibit 10.1 to Form 8-K12G3 filed on January 31, 2019.
10.3†	Consulting Agreement dated as of December 27, 2018, between Nocera, Inc. and Yin-Chieh Cheng	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
10.4	Regional Agency Cooperation Agreement dated as of September 2019, by and between Grand Smooth Inc Ltd and Jie Hao Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on October 30, 2019.
10.5	Procare International Co., Limited Project Contract	Filed as Exhibit 10.1 to Form 8-K filed on January 10, 2020.

10.6	Regional Agency Cooperation Supplementary Agreement dated as of May 31, 2020, by and between Grand Smooth Inc Ltd and JC Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on June 19, 2020.
10.7	Consulting Agreement dated as of May 15, 2020, between Nocera, Inc. and Atlanta Capital Partners, LLC	Filed as Exhibit 10.2 to Form 8-K filed on June 19, 2020.
10.8	Settlement Agreement and Release dated as of October 8, 2020, by and between Guizhou Wan Feng Hu Zhi Shui Chan Company, Ltd. and Nocera, Inc.	Filed as Exhibit 10.4 to Form 10-Q filed on November 16, 2020.
10.9	Exchange Agreement, Consent, and Representations dated as of December 31, 2020 of the Registrant and Agreement and Plan of Share Exchange for VIE Interest dated as of December 31, 2020, by and between Nocera, Inc., Xin Feng Construction Co. Ltd., and Shunda Feed Co. Ltd	Filed as Exhibit 2.1 to Form 8-K filed on January 4, 2021.
10.10	Voting Rights Proxy Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on January 4, 2021.
10.11	Exclusive Business Cooperation Agreement dated as of December 31, 2020, by and among Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.2 to Form 8-K filed on January 4, 2021.
10.12	Equity Pledge Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.3 to Form 8-K filed on January 4, 2021.
10.13	Exclusive Call Option Agreement dated as of December 31, 2020, by and among Nocera, Inc., Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.4 to Form 8-K filed on January 4, 2021.
10.14	Subscription Agreement dated as of April 1, 2021, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.4 to Form 10-Q filed on May 17, 2021.
10.15	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Shih-Chung Lin	Filed as Exhibit 10.15 to Form 10-K filed on March 23, 2022.
10.16	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.16 to Form 10-K filed on March 23, 2022.
10.17†	Employment Agreement dated as of August 16, 2019, by and between Nocera, Inc. and Shun-Chih Chuang	Filed as Exhibit 10.18 to Form 10-K filed on March 23, 2022.
10.18†	Employment Agreement dated as of January 3, 2022, by and between Nocera, Inc. and Gerald H. Lindberg	Filed as Exhibit 10.15 to Form S-1 filed on July 20, 2022.
10.19†	Addendum, dated December 31, 2021, to that certain Employment Agreement, dated August 16, 2019, between Nocera, Inc. and Shun-Chih Chuang	Filed as Exhibit 10.15 to Form S-1 filed on July 20, 2022.
10.20†	Employment Agreement, dated September 1, 2022, between Nocera, Inc. and Mr. Hong-Wen Ruan	Filed as Exhibit 10.1 to Form 8-K filed on September 1, 2022.
10.21	VIE Purchase, dated September 7, 2022, between Nocera, Inc., Meixin Institutional Food Development Co., Ltd., and the Selling Stockholder	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.22	Voting Rights Proxy Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.23	Exclusive Business Cooperation Agreement, September 7, 2022, between Nocera, Inc. and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.24	Equity Pledge Agreement, dated September 7, 2022, between Nocera, Inc. the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.25	Exclusive Call Option Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.26	Real Estate Purchase Agreement, dated September 8, 2022	Filed as Exhibit 10.1 to Form 8-K filed on September 13, 2022.

10.27	Farmers Vending Co. Ltd. Purchase Agreement dated as of September 26, 2022, by and between Farmers Vending Machine Co. Ltd. and Nocera, Inc.	Filed as Exhibit 10.2 to Form 8-K filed on September 30, 2022.
10.28	Purchase of Business Agreement dated as of November 30, 2022, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.1 to Form 8-K filed on December 2, 2022.
10.29†	Employment Agreement dated as of July 31, 2023, by and between Nocera, Inc. and Andy Jin	Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2023.
10.30†	Employment Agreement dated as of January 5, 2024, by and between Nocera, Inc. and Feng-Hua Chen	Filed as Exhibit 10.30 to Form 10-K filed on April 1, 2024.
14.1	Code of Ethics	Filed as Exhibit 14.1 to Form S-1 filed on July 20, 2022.
21.1	List of Subsidiaries of Nocera, Inc.	Filed as Exhibit 21.1 to Form 10-K filed on April 1, 2024.
23.1	Consent by Centurion ZD CPA & Co.	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
97.1	Clawback Policy	Filed as Exhibit 97.1 to Form 10-K filed on April 1, 2024.
99.1	Audit Committee Charter	Filed as Exhibit 99.1 to Form S-1 filed on July 20, 2022.
99.2	Compensation Committee Charter	Filed as Exhibit 99.2 to Form S-1 filed on July 20, 2022.
99.3	Nominating and Corporate Governance Committee Charter	Filed as Exhibit 99.3 to Form S-1 filed on July 20, 2022.
101	Interactive Data Files	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Schema Document	*
101.CAL	Inline XBRL Calculation Linkbase Document	*
101.DEF	Inline XBRL Definition Linkbase Document	*
101.LAB	Inline XBRL Label Linkbase Document	*
101.PRE	Inline XBRL Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

________________________

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of Nocera, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.
†	Management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Dated: October 7, 2024	By:	/s/ Andy Chin-An Jin
	Name:	Andy Chin-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andy Chin-An Jin	Chief Executive Officer	October 7, 2024
Andy Chin-An Jin	(Principal Executive Officer)

/s/ Shun-Chih Chuang	Chief Financial Officer	October 7, 2024
Shun-Chih Chuang	(Principal Financial and Accounting Officer)

/s/ Gerald H. Lindberg	Director	October 7, 2024
Gerald H. Lindberg

/s/ Yiwen Zhang	Director	October 7, 2024
Yiwen Zhang

/s/ Thomas A. Steele	Director	October 7, 2024
Thomas A. Steele

/s/ Hui-Ying Zhuang	Director	October 7, 2024
Hui-Ying Zhuang

/s/ Song-Yuan Teng	Director	October 7, 2024
Song-Yuan Teng

NOCERA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nocera, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nocera, Inc. and its subsidiaries (the “Group”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with the U.S. generally accepted accounting principles.

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

Hong Kong, China

April 1, 2024

PCAOB ID 2769

NOCERA, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$1,229,580	$2,906,074
Accounts receivable, net	173,395	209,777
Inventories, net	88,432	91,781
Advance to suppliers	1,732	1,732
Prepaid expenses and other assets, net	10,365	27,470
Financial assets at fair value through profit or loss	208,697	–
Total current assets	1,712,201	3,236,834
Retention receivables	–	–
Deferred tax assets, net	–	22,703
Property and equipment, net	1,547,801	844,613
Intangible assets - customer relations	114,129	130,434
Goodwill	1,655,182	3,905,735
Other non-current asset	4,730	–
Total assets	$5,034,043	$8,140,319
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Notes payable	$–	$–
Accounts payable	–	2,631
Other payables and accrued liabilities	34,093	38,388
Advance receipts	–	42,880
Due to related parties	28,484	18,919
Warrant liability	1,179,768	1,179,768
Long-term secured other borrowing – current portion	487,800	214,913
Dividend payable	38,312	22,312
Income tax payable	1,859	1,920
Total current liabilities	1,770,316	1,521,731
Deferred tax liabilities, net	–	–
Long-term secured other borrowing	–	436,341
Total liabilities	1,770,316	1,958,072
Commitments and contingencies	–	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 11,156,987 shares and 9,243,587 shares issued and outstanding as of December 31, 2023 and 2022, respectively) (1)	11,157	9,243
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	80	80
Additional paid-in capital (1)	21,931,112	20,484,518
Statutory and other reserves	191,219	191,219
(Accumulated losses) retained earnings	(19,053,072)	(14,747,461)
Accumulated other comprehensive loss	98,906	103,594
Total Nocera, Inc.’s stockholders’ equity	3,179,402	6,041,193
Non-controlling interests	84,325	141,054
Total equity	3,263,727	6,182,247
Total liabilities and equity	$5,034,043	$8,140,319

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

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

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in US Dollars)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Retained	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Stock(1)	Amount(1)	Stock	Amount	Capital(1)	Reserves	Earnings	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2022	7,071,920	7,072	80,000	80	14,476,240	191,219	(9,918,553)	13,906	4,769,964	–	4,769,964
Common stock issuance	1,880,000	1,880	–	–	4,799,616	–	–	–	4,801,496	–	4,801,496
Purchase of non-controlling interest	–	–	–	–	–	–	–	–	–	64,735	64,735
Consultancy services settled by equities	291,667	291	–	–	795,209	–	–	–	795,500	–	795,500
Share-based compensation	–	–	–	–	413,453	–	–	–	413,453	–	413,453
Foreign currency translation Adjustments	–	–	–	–	–	–	–	89,688	89,688	–	89,688
Preferred stock dividend	–	–	–	–	–	–	(16,000)	–	(16,000)	–	(16,000)
Net loss	–	–	–	–	–	–	(4,812,908)	–	(4,812,908)	76,319	(4,736,589)
Balance, December 31, 2022	9,243,587	9,243	80,000	80	20,484,518	191,219	(14,747,461)	103,594	6,041,193	141,054	6,182,247

Balance, January 1, 2023	9,243,587	9,243	80,000	80	20,484,518	191,219	(14,747,461)	103,594	6,041,193	141,054	6,182,247
Common Stock Issuance	1,383,400	1,384	–	–	625,603	–	–	–	626,987	–	626,987
Consultancy services settled by equities	530,000	530	–	–	657,370	–	–	–	657,900	–	657,900
Share-based compensation	–	–	–	–	163,621	–	–	–	163,621	–	163,621
Foreign currency translation Adjustments	–	–	–	–	–	–	–	(4,688)	(4,688)	(2,334)	(7,022)
Preferred stock dividend	–	–	–	–	–	–	(16,000)	–	(16,000)	–	(16,000)
Net loss	–	–	–	–	–	–	(4,289,611)	–	(4,289,611)	(54,395)	(4,344,006)
Balance, December 31, 2023	11,156,987	11,157	80,000	80	21,931,112	191,219	(19,053,072)	98,906	3,179,402	84,325	3,263,727

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

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

Note 2      GOING CONCERN

The Company had net loss of $4.3 million for the year ended December 31, 2023, which raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, would enable to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and it has prepared the consolidated financial statements on a going concern basis.

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

There was five customers who represented 80.85% of the Company’s total revenue during the years ended December 31, 2023. There was four customers who represented 49.62% of the Company’s total revenue during the years ended December 31, 2022.

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

Note 12     WARRANTS

On April 1, 2021, the Company entered into a securities purchase agreement with certain investors for an aggregate of 80,000 shares of its preferred stock at a per share purchase price of $2.50. As part of the transaction, the investors received one Class C warrant and one Class D warrant for each preferred share subscribed. The Class C warrants provide the right to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $2.50 per share, exercisable for 36 months from the date of issuance. The Class D warrants provide the right to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $5.00 per share, also exercisable for 36 months. The subscription was completed on August 10, 2021.

On September 27, 2021, the Company entered into another securities purchase agreement with the same investors, pursuant to which the Company issued, in a registered direct offering, an aggregate of 48,000 shares of common stock at a per share purchase price of $2.50. In addition, the investors received one Class C warrant and one Class D warrant for each preferred share subscribed. The Class C warrants and Class D warrants, similar to the previous agreement, provide the right to purchase up to 80,000 shares of common stock at exercise prices of $2.50 and $5.00 per share, respectively, with a 36-month exercise period from the date of issuance.

In connection with the Public Offering, and pursuant to a registration statement on Form S-1 (File No. 333-264059), originally filed with the SEC on April 1, 2022, and declared effective on August 10, 2022, the public offering price of each Unit was $3.50. Each Unit consisted of one share of common stock and a warrant to purchase two shares of common stock, exercisable until the fifth anniversary of the issuance date. The shares and warrants comprising the Units were immediately separable and issued separately in the Offering, which closed on August 15, 2022.

Additionally, pursuant to the underwriting agreement, the Company granted the underwriters a 45-day option to purchase up to 282,000 additional shares of common stock and warrants (equivalent to 15% of the Units sold in the Public Offering) at the public offering price per Unit, less underwriting discounts and commissions, to cover over-allotments, if any. On September 23, 2022, the underwriters exercised their option to purchase 282,000 warrants for gross proceeds of $2,820, and the warrants were issued on September 26, 2022.

The exercise price of the warrants is subject to adjustment based on a reset provision. The exercise price will be reduced to the “Reset Price,” which is defined as the greater of (i) 50% of the exercise price or (ii) 100% of the last volume-weighted average price (VWAP) immediately preceding the 90th calendar day following the initial issuance date, if the Reset Price is lower than the exercise price on that date.

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

The reconciliation of income taxes expenses computed at the TW statutory tax rate (2021: at PRC statutory tax rate) applicable to income tax expense is as follows:

	For the years ended December 31,
	2023		2022
Taiwan (2021 - PRC) income tax statutory rate	20.00%		20.00%
Tax effect of non-deductible expense	(11.84%	)	(13.48%	)
Tax effect of stock-based compensation	(3.78%	)	(8.69%	)
Tax effect of non-taxable income	– %		2.54%
Tax effect of different tax rates in other jurisdictions	(0.04%	)	(0.01%	)
Others	(4.34%	)	0.12%
Changes in valuation allowance	(–%	)	(0.49%	)
Effective tax rate	(–%	)	(0.01%	)

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	December 31, 2023	December 31, 2022
	$	$
Deferred tax assets
Tax loss carried forward	23,391	23,391
Allowance for doubtful receivables	–	–
Total deferred tax assets	23,391	23,391
Reversal of deferred tax assets	(23,391)	–
Valuation allowance	–	–
Total deferred tax assets, net	–	23,391

Deferred tax liabilities
Property and equipment, difference in depreciation	–	–

Deferred tax liabilities, net	–	–

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

Note:

(1)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(2)	Grand Smooth Corporation Limited chairman is Mr. Yin-Chieh Cheng (“Mr. Cheng”) same with Company. Grand Smooth Corporation Limited will purchase goods from Company and re-sell it. All the terms were not significantly different from those of sales to third parties.

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

Note 21     COMMITMENTS AND CONTINGENCIES

Capital commitments

As of December 31, 2023 and 2022, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $nil.

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

