Form 10-Q/A
period 2024-06-30
NOCERA, INC.
filed 2024-10-08
CIK 1756180

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

Yes ☐ No ☒

There were 13,636,987 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 8, 2024.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q of Nocera, Inc. (the “Company”) for the quarter ended June 30, 2024, originally filed with the U.S. Securities and Exchange Commission on August 14, 2024 (the “Original Filing”), is being filed solely to update the number of certain warrants in Note 10 under Item 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

1

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	June 30, 2024	December 31, 2023
	$	$

Balance at the beginning of period	312,320	–
Warrants issued to investors	–	287,520
Warrants redeemed	–	–
Fair value change of warrants included in earnings	–	24,800
Total	312,320	312,320

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	2,255,146	2.14	3.65
Exercisable at January 1, 2024	2,255,146	2.14	3.65
Granted	–	–	–
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at June 30, 2024	2,255,146	2.14	3.65
Exercisable at June 30, 2024	2,255,146	2.14	3.65

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

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
10.1	Equity Purchase Agreement dated as of April 14, 2024, by and between Gui Zhou Smooth Technology Ltd. And Hangzhou SY Culture Media Co. Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2024).	+
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

___________________________

+	Previously filed.
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

NOCERA, INC.

Date: October 8, 2024	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 8, 2024	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

