Form 10-Q
period 2024-09-30
NOCERA, INC.
filed 2024-11-14
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

Yes ☐ No ☒

There were 14,016,987 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 14, 2024.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$372,270	$1,229,580
Accounts receivable, net	100,866	173,395
Inventories, net	105,130	88,432
Advance to suppliers	8,714	1,732
Prepaid expenses and other assets, net	626,450	10,365
Financial assets at fair value through profit or loss	208	208,697
Total current assets	1,213,638	1,712,201
Investment	28,468	–
Property and equipment, net	1,455,478	1,547,801
Intangible assets - customer relations	101,901	114,129
Goodwill	3,236,900	1,655,182
Other non-current asset	1,023,444	4,730
Total assets	$7,059,829	$5,034,043
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	$1,012,037	$–
Other payables and accrued liabilities	57,222	34,093
Advance receipts	32,668	–
Due to related parties	29,121	28,484
Warrant liability	1,179,768	1,179,768
Long-term secured other borrowing – current portion	–	487,800
Dividend payable	38,312	38,312
Income tax payable	40,545	1,859
Total current liabilities	2,389,673	1,770,316
Deferred tax liabilities, net	–	–
Long-term secured other borrowing	33,700	–
Total liabilities	2,423,373	1,770,316
Commitments and contingencies (Note 20)	–	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 13,636,987 shares and 11,156,987 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	13,637	11,157
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	80	80
Additional paid-in capital (1)	24,656,130	21,931,112
Statutory and other reserves	191,219	191,219
Accumulated losses	(20,179,188)	(19,053,072)
Accumulated other comprehensive loss	(91,357)	98,906
Total Nocera, Inc.’s stockholders’ equity	4,590,521	3,179,402
Non-controlling interests	45,935	84,325
Total equity	4,636,456	3,263,727
Total liabilities and equity	$7,059,829	$5,034,043

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
	$	$	$	$
Net sales	1,363,101	7,283,281	13,016,093	16,448,325
Cost of sales	(1,328,970)	(7,231,912)	(12,852,214)	(16,291,065)
Gross profit	34,131	51,369	163,879	157,260

Operating expenses
General and administrative expenses	(335,202)	(319,762)	(1,219,608)	(1,747,766)
Total operating expenses	(335,202)	(319,762)	(1,219,608)	(1,747,766)

Loss from operations	(301,071)	(268,393)	(1,055,729)	(1,590,506)

Other income (expense)	2,180	(4,385)	16,046	(16,773)
Loss before income taxes	(298,891)	(272,778)	(1,039,683)	(1,607,279)

Income tax expense	509	–	(121,871)	–
Net loss	(298,382)	(272,778)	(1,161,554)	(1,607,279)

Less: Net loss attributable to non-controlling interests	(12,964)	(8,719)	(35,438)	(44,198)
Net loss attributable to the company	(285,418)	(264,059)	(1,126,116)	(1,563,081)

Comprehensive (loss) income
Net loss	(298,382)	(272,778)	(1,161,554)	(1,607,279)
Foreign currency translation gain (loss)	(12,144)	42,482	190,263	62,076
Total comprehensive loss	(310,526)	(230,296)	(971,291)	(1,545,203)

Less: comprehensive loss attributable to non-controlling interest	(11,755)	11,037	(38,390)	(12,376)
Comprehensive loss attributable to the Company	(298,771)	(241,333)	(932,901)	(1,532,827)

Loss per share
Basic	(0.0210)	(0.0264)	(0.0865)	(0.1611)
Diluted	(0.0210)	(0.0264)	(0.0865)	(0.1611)

Weighted average number of common shares outstanding
Basic	13,607,097	10,019,125	13,017,717	9,703,101
Diluted	13,607,097	10,019,125	13,017,717	9,703,101

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Nine months ended September 30,
	2024	2023
	(Unaudited)	(Audited)
	$	$
Cash flows from operating activities:
Net loss	(1,161,554)	(1,607,279)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	112,096	109,953
Amortization of intangible assets	12,228	12,228
Gain on fair value change of financial assets held for trading	(4,268)	(5,902)
Consultancy services settled by equities	–	521,100
Share-based compensation	45,498	148,288
Changes in operating assets and liabilities:
Accounts receivable	72,907	(42,210)
Inventories	(15,680)	1,343
Prepaid expenses and other assets, net	(33,253)	(146,781)
Other non-current assets	(284,616)	(4,865)
Accounts payable	284,684	(2,631)
Advance receipts	–	(42,880)
Other payables and accrued liabilities	23,682	7,763
Income tax payable	38,713	(211)
Net cash used in operating activities	(909,563)	(1,052,084)

Cash flows from investing activities:
Purchase of property and equipment	(956)	(857,870)
Purchase of financial assets at FVTPL	(206)	(200,000)
Proceeds from disposal of financial assets at FVTPL	212,963	–
Net cash provided by (used in) investing activities	211,801	(1,057,870)

Cash flows from financing activities:
Repayment of short-term bank loan	(478,361)	(122,507)
Cash acquired from acquisition of subsidiaries	456,003	626,987
Net cash (used in)/provided by financing activities	(22,358)	504,480

Effect of exchange rate changes on cash and cash equivalents	(137,190)	(19,342)
Net decrease in cash and cash equivalents	(857,310)	(1,624,816)
Cash and cash equivalents at beginning of period	1,229,580	2,906,074
Cash and cash equivalents at end of period	372,270	1,281,258

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Accumulated	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’	Non- controlling	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Reserves	Losses	Loss	Equity	Interests	Equity
Balance, as of January 1, 2023	9,243,587	9,243	80,000	80	20,484,518	191,219	(14,747,461)	103,594	6,041,193	141,054	6,182,247
Foreign currency translation Adjustments	–	–	–	–	–	–	–	23,627	23,627	(339)	23,288
Share-based compensation	–	–	–	–	103,155	–	–	–	103,155	–	103,155
Consultancy services settled by equities	450,000	450	–	–	520,650	–	–	–	521,100	–	521,100
Net loss	–	–	–	–	–	–	(987,648)	–	(987,648)	(14,541)	(1,002,189)
Balance, as of March 31, 2023	9,693,587	9,693	80,000	80	21,108,323	191,219	(15,735,109)	127,221	5,701,427	126,174	5,827,601
Foreign currency translation adjustments	–	–	–	–	–	–	–	(43,221)	(43,221)	(2,475)	(45,696)
Share-based compensation	–	–	–	–	29,800	–	–	–	29,800	–	29,800
Net loss	–	–	–	–	–	–	(311,374)	–	(311,374)	(20,938)	(332,312)
Balance, as of June 30, 2023	9,693,587	9,693	80,000	80	21,138,123	191,219	(16,046,483)	84,000	5,376,632	102,761	5,479,393
Foreign currency translation adjustments	–	–	–	–	–	–	–	(42,482)	(42,482)	(3,657)	(46,139)
Share-based compensation	–	–	–	–	15,333	–	–	–	15,333	–	15,333
Common stock issuance	325,708	326	–	–	626,661	–	–	–	626,987	–	626,987
Net loss	–	–	–	–	–	–	(264,059)	–	(264,059)	(8,719)	(272,778)
Balance, as of September 30, 2023	10,019,295	10,019	80,000	80	21,780,117	191,219	(16,310,542)	41,518	5,712,411	90,385	5,802,796

Balance, as of January 1, 2024	11,156,987	11,157	80,000	80	21,931,112	191,219	(19,053,072)	98,906	3,179,402	84,325	3,263,727
Foreign currency translation Adjustments	–	–	–	–	–	–	–	(57,307)	(57,307)	(3,288)	(60,595)
Common stock issuance	1,800,000	1,800	–	–	1,978,200	–	–	–	1,980,000	–	1,980,000
Share-based compensation	–	–	–	–	14,999	–	–	–	14,999	–	14,999
Net loss	–	–	–	–	–	–	(486,420)	–	(486,420)	(7,500)	(493,920)
Balance, as of March 31, 2024	12,956,987	12,957	80,000	80	23,924,311	191,219	(19,539,492)	41,599	4,630,674	73,537	4,704,211
Foreign currency translation adjustments	–	–	–	–	–	–	–	(145,100)	(145,100)	(873)	(145,973)
Common stock issuance	600,000	600	–	–	641,400	–	–	–	642,000	–	642,000
Share-based compensation	–	–	–	–	15,166	–	–	–	15,166	–	15,166
Net loss	–	–	–	–	–	–	(354,278)	–	(354,278)	(14,974)	(369,252)
Balance, as of June 30, 2024	13,556,987	13,557	80,000	80	24,580,877	191,219	(19,893,770)	(103,501)	4,788,462	57,690	4,846,152
Foreign currency translation Adjustments	–	–	–	–	–	–	–	12,144	12,144	1,209	13,353
Common stock issuance	80,000	80	–	–	59,920	–	–	–	60,000	–	60,000
Share-based compensation	–	–	–	–	15,333	–	–	–	15,333	–	15,333
Net loss	–	–	–	–	–	–	(285,418)	–	(285,418)	(12,964)	(298,382)
Balance, as of Sept 30, 2024	13,636,987	13,637	80,000	80	24,656,130	191,219	(20,179,188)	(91,357)	4,590,521	45,935	4,636,456

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

Note 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on September 30, 2024.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of September 30, 2024, its consolidated results of operations for the nine months ended September 30, 2024, cash flows for the nine months ended September 30, 2024 and change in equity for the nine months ended September 30, 2024, as applicable, have been made. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024 or any future periods.

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

There were seven customers who represent 99% of the Company’s total revenue for the nine months ended September 30, 2023. There were seven customers who represent 98% of the Company’s total revenue for the nine months ended September 30, 2024.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Percentage of the Company’s accounts receivable
Customer A	98.32%	60.11%
Customer B	–	21.99%
Customer C	–	16.10%
	98.32%	98.19%

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

Note 3      ACCOUNTS RECEIVABLE

As of September 30, 2024 and December 31, 2023, accounts receivable consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Accounts receivable	100,866	173,395
Less: Allowance for doubtful	–	–
Total	100,866	173,395

For the nine months ended September 30, 2024 and for the year ended December 31, 2023, the Company has recorded provision for doubtful accounts of nil.

Note 4      INVENTORIES

As of September 30, 2024 and December 31, 2023, inventories consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Raw materials	105,130	88,432
Total	105,130	88,432

Inventory balances as of September 30, 2024, and September 30, 2023, were $105,130 and $88,432, respectively. Inventory balances include fish products and catering business raw materials.

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Other receivables from third party	626,450	10,365
Prepaid expenses and other assets, net	626,450	10,365

Other receivables as of September 30, 2024 and 2023 were $626,450 and $10,365, respectively. Other receivables include e-commerce live stream receivables for goods and e-commerce sales deposit.

Note 6      PROPERTY AND EQUIPMENT, NET

As of September 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Equipment	1,820,431	1,783,300
Less: Accumulated depreciation	(364,953)	(235,499)
Property and equipment, net	1,455,478	1,547,801

Depreciation expenses for the nine months ended September 30, 2024 and 2023 were $112,096 and $109,953, respectively, and $57,567 and $28,345 for the three months ended September 30, 2024 and 2023, respectively.

Note 7      FINANCIAL ASSETS AT FAIR VALUE THROUGH PROFIT OR LOSS

The fair value of each investment in equity instrument to be measured at fair value through profit or loss is as follows:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Financial assets mandatorily measured at fair value through profit or loss	$	$
Funds	208	208,697
Total	208	208,697

Current
Non-Current	208	208,697
Total	208	208,697

Net gain of $4,268 was recognized under changes in fair value of financial assets at fair value through profit or loss in the consolidated statement of operations and comprehensive loss for the period ended September 30, 2024.

Note 8     GOODWILL

As of September 30, 2024 and December 31, 2023, goodwill consisted of the following:

Goodwill

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Goodwill - Meixin	3,905,735	3,905,735
Goodwill - Xinca	1,351,703	–
Goodwill – SY Media	230,015	–
Less: Impairment	(2,250,553)	(2,250,553)
Goodwill, net	3,236,900	1,655,182

Customer relations

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
	$	$
Balance b/f	135,325	135,325
Less: Accumulated amortization	(33,424)	(21,196)
Customer relations, net	101,901	114,129

Note 9       OTHER NON-CURRENT ASSETS

As of September 30, 2024 and December 31, 2023, other non-current assets consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Other Non-current Assets	4,589	4,730
Prepaid Rent Expense	734,171	–
Deferred Expenses	284,684	–
Total other non-current assets	1,023,444	4,730

The prepaid rent expenses are leases, rent, equipment, and fees and deferred expenses include e-commerce live streamer contracts’ service expenses.

Note 10       OTHER BORROWINGS

Others loans consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Secured loan from Chailease Finance Co., Ltd wholly repayable within 1 year	–	487,800
Total secured loan wholly repayable within 1 year	–	487,800

Secured loan from Chailease Finance Co., Ltd wholly repayable more than 1 year	–	–
Total	–	487,800

The loan has been repaid in full.

Note 11      WARRANTS

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	September 30, 2024	December 31, 2023
	$	$
Balance at the beginning of period	1,179,768	1,179,768
Warrants issued to investors	–	–
Warrants redeemed	–	–
Fair value change of warrants included in earnings	–	–
Total	1,179,768	1,179,768

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2024	2,255,146	2.14	3.65
Exercisable at January 1, 2024	2,255,146	2.14	3.65
Granted	–	–	–
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at September 30, 2024	2,255,146	2.14	3.65
Exercisable at September 30, 2024	2,255,146	2.14	3.65

Note 12      LEASES

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

The components of lease expense for the nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Statement of Income Location	Nine months ended September 30, 2024	Nine months ended September 30, 2023
		(Unaudited)	(Audited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	39,707	50,845
Total net lease costs		39,707	50,845

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2023 and September 30, 2024 are nil.

Note 13    OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Salary payable	854	842
Others	56,368	33,251
Total	57,222	34,093

Note 14      INCOME TAXES

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

The components of the income tax expense are:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	$	$	$	$
Current	509	–	(121,871)	–
Deferred	–	–	–	–
Total income tax expense	509	–	(121,871)	–

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate (2021: at PRC statutory rate) applicable to income tax expense is as follows:

	Nine months ended September 30,
	2024		2023
Taiwan (2021-PRC) income tax statutory rate	20.00%		20.00%
Tax effect of non-deductible expenses	(3.15%	)	(1.54%	)
Tax effect of stock-based compensation	(4.41%	)	(10.29%	)
Tax effect of non-taxable income	–		–
Impact of different tax rates in other jurisdictions	(0.15%	)	(0.05%	)
Others	–		–
Changes in valuation allowance	(12.29%	)	(8.11%	)
Effective tax rate	–		–

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	September 30, 2024	December 31, 2023
	$	$
Deferred tax assets
Tax loss carried forward	–	–
Allowance for doubtful receivables	–	–
Total deferred tax assets	–	–
Reversal of deferred tax assets	–	–
Valuation allowance	–	–
	–	–

	September 30, 2024	December 31, 2023
	$	$
Deferred tax liabilities
Property and equipment, difference in depreciation	–	–
Deferred tax liabilities, net	–	–

The valuation allowance as of September 30, 2024 and December 31, 2023 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as follows.

	September 30, 2024	December 31, 2023
	$	$
Balance at beginning of the year	95,844	–
Additions of valuation allowance	43,102	95,844
Reductions of valuation allowance	–	–
Balance at the end of the year	138,946	95,844

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

As of September 30, 2024, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, and the Company decided not to reinvest its earnings since it is not continuing its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 15    RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as follows:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Mr. Yin-Chieh Cheng	21,440	20,803
Mountain Share Transfer, LLC (1)	7,681	7,681
Total	29,121	28,484

Sales

The balance of sales with a related party was as following:

	Related Party Categories	September 30, 2024	December 31, 2023
		(Unaudited)	(Audited)
		$	$
Grand Smooth Corporation Limited (2)	Same director	–	12,498
Total		–	12,498

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

Note 16   COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each. On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the Company’s common stock issued and outstanding decreased from 10,707,150 shares to 7,138,587 shares. All shares and associated amounts have been retroactively restated to reflect the stock split on August 11, 2022. As of September 30, 2024 and December 31, 2023, issued common stock were 13,636,987 shares and 11,156,987, respectively.

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

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Dividend yield	N/A	N/A
Risk-free interest rate	3.98%	1.16%
Expected term (in years)	1	4.31
Volatility	39.32%	48.15%

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

For the nine months ended September 30, 2024 and year ended December 31, 2023, $45,498 and $163,621 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

As of September 30, 2024, total unrecognized compensation cost related to unvested share-based compensation awards was $0. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining vesting period.

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

Note 19    (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share for the three and nine months ended September 30, 2024 and 2023.

	For three months ended September 30,		For nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
	$	$	$	$
Numerator:
Net loss attributable to the Company	(285,418)	(264,059)	(1,126,116)	(1,563,081)

Denominator:
Weighted-average shares outstanding
- Basic	13,607,097	10,019,125	13,017,717	9,703,101
- Diluted	13,607,097	10,019,125	13,017,717	9,703,101

Loss per share:
- Basic	(0.0210)	(0.0264)	(0.0865)	(0.1611)
- Diluted	(0.0210)	(0.0264)	(0.0865)	(0.1611)

Note 20    COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company has entered into operating lease agreement for warehouse and processing plant. Future minimum lease payments under non-cancellable operating leases with initial terms within one year is included in Note 12.

The total future minimum lease payments under non-cancellable short-term leases as of September 30, 2024 are payable as follows:

Lease Commitment
$
Within 1 year	3,938
Total	3,938

Note 21    SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance date of the unaudited condensed consolidated financial statements. On October 21, 2024, the Company filed a Form S-3 registration statement, which has not yet become effective. This registration statement allows for the offering and sale of up to $50,000,000 in various securities, including preferred stock, common stock, debt securities, or warrants, either separately or in units. These securities may be offered in one or more transactions at prices and terms to be determined at the time of each offering. The debt securities and warrants are convertible, exercisable, or exchangeable into common stock, preferred stock, or additional debt securities, and the preferred stock may be convertible into or exchangeable for common stock. Other than this event, no additional subsequent events have been identified that would require adjustment or further disclosure in the consolidated financial statements.

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

We also intend to expend the fish farming demo sites in Taiwan by adding 20 units of RAS eel farming equipment with outsourcing construction services and build the catfish farm in the U.S. by the end of 2024 to promote our fish farming systems to the global market. We are expecting more customers from various countries actively inquiring about our equipment. As of February 16, 2023, we completed the acquisition of 229 acres of land in Montgomery County, Alabama, of which we intend to build RASs on that land for fish farming. As of September 30, 2024, we are still ensuring all requirements and evaluations are being thoroughly addressed prior to constructing any RASs on the Alabama land. Simultaneously, the design of the RAS equipment is underway, progressing in alignment with the project’s timeline. Both aspects are being managed concurrently to maintain project efficiency and coherence. We plan to enhance market penetration through the establishment of our own fish farms and diversify revenue streams through various sales channels.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of September 30, 2024 and 2023 were $586,424 and $1,116,183, respectively.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of our unaudited condensed consolidated financial position as of September 30, 2024, consolidated results of operations for the period ended September 30, 2024, cash flows for the year period ended September 30, 2024 and change in equity for the period ended September 30, 2024, as applicable, have been made.

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

Uncertain Tax Positions

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. We record interest and penalties on uncertain tax provisions as income tax expense. There were no uncertain tax positions as of September 30, 2024 and 2023, and we have no accrued interest or penalties related to uncertain tax positions. We do not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of the our net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

Our reporting currency is the United States dollar (“US$”). The functional currency of our VIE in Taiwan is the New Taiwan dollar (“NT”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”). The functional currency of PRC companies is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of our subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of September 30, 2024 and 2023 are 7.1268 and 7.2258, respectively. The annual average exchange rates for the year ended December 31, 2023 and 2022 are 7.0423 and 6.7208, respectively.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and nine months ended September 30, 2024 and 2023.

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
	$	$	$	$
Net sales	1,363,101	7,283,281	13,016,093	16,448,325
Cost of sales	(1,328,970)	(7,321,912)	(12,852,214)	(16,291,065)
Gross profit	34,131	51,369	163,879	157,260

Operating expenses
General and administrative expenses	(335,202)	(319,762)	(1,219,608)	(1,747,766)
Total operating expenses	(335,202)	(319,762)	(1,219,608)	(1,747,766)

Loss from operations	(301,071)	(268,393)	(1,055,729)	(1,590,506)

Other income (expense)	2,180	(4,385)	16,046	(16,773)
Loss before income taxes	(298,891)	(272,778)	(1,039,683)	(1,607,279)

Income tax expense	509	–	(121,871)	–
Net loss	(298,382)	(272,778)	(1,161,554)	(1,607,279)

Less: Net loss attributable to non-controlling interests	(12,964)	(8,719)	(35,438)	(44,198)
Net loss attributable to the company	(285,418)	(264,059)	(1,126,116)	(1,563,081)

Comprehensive (loss) income
Net loss	(298,382)	(272,778)	(1,161,554)	(1,607,279)
Foreign currency translation gain (loss)	(12,144)	42,482	190,263	62,076
Total comprehensive loss	(310,526)	(230,296)	(971,291)	(1,545,203)

Less: comprehensive loss attributable to non-controlling interest	(11,755)	11,037	(38,390)	(12,376)
Comprehensive loss attributable to the Company	(298,771)	(241,333)	(932,901)	(1,532,827)

Loss per share
Basic	(0.0210)	(0.0264)	(0.0865)	(0.1611)
Diluted	(0.0210)	(0.0264)	(0.0865)	(0.1611)

Weighted average number of common shares outstanding
Basic	13,607,097	10,019,125	13,017,717	9,703,101
Diluted	13,607,097	10,019,125	13,017,717	9,703,101

Revenue

Revenue for the three months ended September 30, 2024 was $1,363,101, compared to $7,283,281 for the comparable period in 2023. The revenue for the three months ended September 30, 2024 was mostly decreased from the Nocera fish trading business with slow fish market in Taiwan and Meixin catering business with revenues of $0.2 million and $0.14 million, respectively.

Revenue for the nine months ended September 30, 2024 was $13,016,093, compared to $16,448,325 for the comparable period in 2023. The revenue for the nine months ended September 30, 2024 was mostly decreased from the Nocera fish trading business with slow fish market in Taiwan and Meixin catering business with revenues of $7.9 million and $4.8 million, respectively.

For the nine months ended September 30, 2024, our foreign currency translation gain was $190,263.

Gross profit

Gross profit for the three months ended September 30, 2024 was $34,131, compared to $51,369 for the comparable period in 2023. The decrease was primarily due to the decrease in sales from NTB’s fish trading business for the three months ended September 30, 2024.

Gross profit for the nine months ended September 30, 2024 was $163,879, compared to $157,260 for the comparable period in 2023. The increase was primarily because there was an increase in demands of the sales through e-commerce business for nine months ended September 30, 2024.

General and administrative expenses

General and administrative expenses were $335,202, for the three months ended September 30, 2024, compared to approximately $319,762 for the comparable period in 2023. This increase was primarily due to the increase of consulting fees and salary expenses for the three months ended September 30, 2024.

General and administrative expenses were $1,219,608, for the nine months ended September 30, 2024, compared to approximately $1,747,766 for the comparable period in 2023. This decrease was primarily due to the decrease of consulting fees, audit fees, and legal fees for the nine months ended September 30, 2024.

Other expense

Other income was $2,180, for the three months ended September 30, 2024, compared to other expense of $4,385 for the comparable period in 2023. The other income was interest revenue of bank deposits. The other expense was interest expense for a bank loan. The increase was mainly the effect of interest expense recognized for the three months ended September 30, 2024.

Other income was $16,046, for the nine months ended September 30, 2024, compared to other expense of $16,773 for the comparable period in 2023. The other income was interest revenue of bank deposits and gains from foreign currency translation. The other expense was interest expense for a bank loan.

Income tax expense

During the nine months ended September 30, 2024, we recorded an income tax expense of $121,871 compared to income tax expense of $ nil for the comparable period in 2023. The increase of income tax expense occurs by making profit of fish sales by Taiwan National Taxation Bureau for the period ended September 30, 2024.

Net income attributable to the Company

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the three months ended September 30, 2024 was $285,418 compared to net loss attributable to us (excluding net loss attributable to non-controlling interest) of $264,059 for the comparable period in 2023. Margins remained similar profit margin for three months ended September 30, 2024.

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the nine months ended September 30, 2024 was $1,126,116, compared to a net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $1,563,081 for the comparable period in 2023. The decrease was primarily due to the decrease of General and administrative expenses for the nine months ended September 30, 2024.

Liquidity and Capital Resources

The Company had net cash used by operating activities for the period ended September 30, 2024 and the cash balance was $372,270 as of September 30, 2024 with net current liabilities of $1,176,035 and stockholders’ equity of $4,636,456. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is also focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

To date, we have funded our operations through revenues, loans from our officers, and the issuance of equity securities. We obtained a financial support letter from Mr. Yin-Chieh Cheng, our former President, Chief Executive Officer, Chairman of the Board and principal stockholder.

Since the net asset balance as of September 30, 2024 was $1,213,638, there is no substantial doubt as to our ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the nine months ended September 30,
	2024	2023
	(Unaudited)	(Audited)
	$	$
Net cash used in operating activities	(909,563)	(1,052,084)
Net cash provided by (used in) investing activities	211,801	(1,057,870)
Net cash (used in)/provided by financing activities	(22,358)	504,480
Effect of the exchange rate change on cash	(137,190)	(19,342)
Decrease in cash	(857,310)	(1,624,816)

Net cash used in operating activities

Net cash used in operating activities amounted to $909,563 for the nine months ended September 30, 2024. This reflected a net loss of $1,161,554, depreciation of $112,096 and share-based compensation of $45,498.

Net cash used in operating activities amounted to $1,052,084 for the nine months ended September 30, 2023. This reflected a net loss of $1,607,279, consultancy services settled by equities of $521,100, depreciation of $ 109,953 and share-based compensation of $148,288.

Net cash used in investing activities

Net cash provided by investing activities was $211,801 for the year ended September 30, 2024, which were primarily attributable to the proceeds from disposal of financial assets at fair value through profit and loss.

Net cash used in investing activities was $1,057,870 for the year ended September 30, 2023, which were primarily attributable to the purchase of land and investment funds.

Net cash used in/provided by financing activities

Net cash used in financing activities amounted to $22,358 for the nine months ended September 30, 2024, which was repayment of bank loans and acquisition of subsidiaries.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

The following material weaknesses in our disclosure controls and procedures at September 30, 2024 were:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2024 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Changes in Accountant

On October 16, 2024, the auditor of the Company, Centurion ZD CPA & Co. (“CZD”), resigned as the Company’s independent registered public accounting firm. CZD’s audit report on the Company’s financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that such audit report did include an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years, there were no disagreements with CZD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of CZD, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

We furnished a copy of this disclosure to CZD and requested CZD to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. We have included CZD’s letter as Exhibit 16.1 below in this Form 10-Q.

On October 16, 2024, the Company’s Audit Committee approved, and the Company’s Board ratified, the engagement of Enrome LLP (the “New Auditor”), and appointed the New Auditor as the Company’s independent registered public accounting firm as of October 16, 2024. During the past two fiscal years ended December 31, 2022 and 2023, and the subsequent interim period through October 16, 2024, neither the Company nor anyone on the Company’s behalf consulted with the New Auditor with respect to either (i)(a) the application of accounting principles to a specified transaction, either completed or proposed, or (b) the type of audit opinion that might be rendered on financial statements, and no written report nor oral advice was provided to the Company that the New Auditor concluded was an important factor that the Company consider in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any other matter that was the subject of a “disagreement” or a “reportable event” (as these terms are defined in Item 304(a)(1) of Regulation S-K and the related instructions).

Nasdaq Compliance

On September 17, 2024, the Company received a deficiency letter (the “Nasdaq Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price of the Company’s shares of common stock, $0.001 par value per share (“Common Stock”), had not been maintained at the minimum required closing bid price of at least $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

The Nasdaq Letter did not result in the immediate delisting of the Company’s Common Stock, and the Company’s Common Stock continues to trade uninterrupted on The Nasdaq Capital Market under the symbol “NCRA”.

 In accordance with the listing rules of Nasdaq, the Company has been given 180 calendar days, or until March 17, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If at any time before the Compliance Date, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification to the Company that it complies with the Bid Price Rule. If the Company is unable to regain compliance before the Compliance Date, the Company may be eligible for an additional 180 calendar days to satisfy the Bid Price Rule. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market with the exception of the Bid Price Rule, and will need to provide written notice of its intention to cure the deficiency during such additional compliance period, by effecting a reverse stock split, if necessary. If it appears to Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for the additional compliance period, and the Company does not regain compliance by the Compliance Date, Nasdaq will provide written notification to the Company that its Common Stock is subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

The Company intends to actively monitor the closing bid price of its Common Stock and, as appropriate, will consider available options to regain compliance with the Bid Price Rule. There can be no assurance that the Company will be able to regain compliance with the Bid Price Rule, secure an additional 180 calendar days to satisfy the Bid Price Rule or will otherwise be in compliance with other Nasdaq listing criteria and that the Company will be able to maintain its listing with Nasdaq.

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

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
10.1	Equity Purchase Agreement dated as of April 14, 2024, by and between Gui Zhou Smooth Technology Ltd. And Hangzhou SY Culture Media Co. Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2024).	*
16.1	Letter from Centurion ZD CPA & Co. regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on October 16, 2024).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

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

NOCERA, INC.

Date: November 14, 2024	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

