Form 10-K/A
period 2023-12-31
NOCERA, INC.
filed 2024-11-20
CIK 1756180

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

There were 14,016,987 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 20, 2024.

EXPLANATORY NOTE

Nocera, Inc. (the “Company,” “we,” “us,” “our,” and similar terms) is filing this Amendment No. 2 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Form 10-K”), and subsequently amended on October 7, 2024 (“Amendment No. 1”). This Amendment is being filed in response to comments from the SEC’s letter dated October 25, 2024, and to incorporate certain revisions as outlined in this filing.

In connection with this Amendment, the Company’s Principal Executive Officer and Principal Financial Officer have executed updated certifications dated as of the filing date of this Amendment (Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as expressly set forth herein, this Amendment does not amend, update, or modify any other information contained in the Original Form 10-K or Amendment No. 1, nor does it reflect events occurring subsequent to the date of the Original Form 10-K.

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

Net Loss Attributable to Us

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the year ended December 31, 2023, was approximately $4.3 million, compared to a net loss attributable to us of approximately $4.8 million for the year ended December 31, 2022. The decrease in net loss was primarily due to a goodwill impairment charge related to our catering business segment. This impairment resulted from significant changes in market conditions, including the sustained impact of long-term remote work policies, which led to the cancellation of recurring catering contracts. Additionally, the loss of a key client and a broader decline in demand for corporate catering services from large companies contributed to the diminished outlook for this segment. These factors collectively necessitated the reassessment of the carrying value of goodwill associated with our catering business, resulting in the recorded loss.

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

NOCERA, INC.

Dated: November 20, 2024	By:	/s/ Andy Chin-An Jin
	Name:	Andy Chin-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andy Chin-An Jin	Chief Executive Officer	November 20, 2024
Andy Chin-An Jin	(Principal Executive Officer)

/s/ Shun-Chih Chuang	Chief Financial Officer	November 20, 2024
Shun-Chih Chuang	(Principal Financial and Accounting Officer)

/s/ Gerald H. Lindberg	Director	November 20, 2024
Gerald H. Lindberg

/s/ Yiwen Zhang	Director	November 20, 2024
Yiwen Zhang

/s/ Thomas A. Steele	Director	November 20, 2024
Thomas A. Steele

/s/ Hui-Ying Zhuang	Director	November 20, 2024
Hui-Ying Zhuang

/s/ Song-Yuan Teng	Director	November 20, 2024
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

