Form 10-Q/A
period 2024-06-30
NOCERA, INC.
filed 2024-11-20
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Schedule of warranty liability activity
	June 30, 2024	December 31, 2023
	$	$

Balance at the beginning of period	1,179,768	1,179,768
Warrants issued to investors	–	–
Warrants redeemed	–	–
Fair value change of warrants included in earnings	–	–
Total	1,179,768	1,179,768

The following is a summary of the warrant activity:

Schedule of warrant activity
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

Revenue

Revenue for the three months ended June 30, 2024 was $6,753,112, compared to $5,327,181 for the comparable period in 2023. The revenue for the three months ended June 30, 2024 was mostly generated from the Meixin catering business, the fish trading business from NTB with revenues of $3.1 million and $3.5 million, respectively.

Revenue for the six months ended June 30, 2024 was $11,523,244, compared to $9,165,044 for the comparable period in 2023. The revenue for the six months ended June 30, 2024 was mostly generated from the Meixin catering business, the fish trading business from NTB with revenues of $4.7 million and $6.7 million, respectively.

•	Fish Trading Business: For the six months ended June 30, 2024, the fish trading business decreased in both volume and price, the volume decreased from 475 tons to 443 tons for the comparable period in 2023 and 2024. The average selling price of eels also decreased, from $16.32 to $15.38 per kilogram for the comparable period in 2023 and 2024.

•	Catering Business: For the six months ended June 30, 2024, the catering business separated into two lines of operations. The bento box business volume decreased from 167,219 to 41,111 boxes with average price decreased from $3.93 to $3.76 per box for the comparable period in 2023 and 2024. The fruit and vegetable processing service and sales volume increased from 76,260 kilograms to 190,962 kilograms in volume with average prices decreased from $16.39 to $15.38 per kilograms for the comparable period in 2023 and 2024.

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

As of June 30, 2024, we reported a net asset balance of $803,618. There remains substantial doubt about our ability to continue as a going concern due to several factors, including the potential delisting of our securities, the excess of current liabilities over current assets, and the substantial deficits in operating cash flow compared to our available cash balance.

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

NOCERA, INC.

Date: November 20, 2024	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2024	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

