Form 10-Q/A
period 2024-09-30
NOCERA, INC.
filed 2024-12-16
CIK 1756180

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

Explanatory Note

Nocera, Inc., a Nevada corporation (the “Company”), is filing this Amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the period ended September 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2024 (the “Original Filing”), to amend and update certain disclosures in response to comments from the SEC and to provide additional clarity in the Company’s financial statements and related notes.

In accordance with the applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Principal Executive Officer and Principal Financial and Accounting Officer.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Form 10-Q/A does not reflect or purport to reflect any information or events occurring after the original filing date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Nine months ended September 30,
	2024	2023
	(Unaudited)	(Audited)
	$	$
Cash flows from operating activities:
Net loss	(1,161,554)	(1,607,279)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	112,096	109,953
Amortization of intangible assets	12,228	12,228
Gain on fair value change of financial assets held for trading	(4,268)	(5,902)
Consultancy services settled by equities	–	521,100
Share-based compensation	45,498	148,288
Changes in operating assets and liabilities:
Accounts receivable	72,907	(42,210)
Inventories	(15,680)	1,343
Prepaid expenses and other assets, net	(33,253)	(146,781)
Other non-current assets	(284,616)	(4,865)
Accounts payable	284,684	(2,631)
Advance receipts	–	(42,880)
Other payables and accrued liabilities	23,682	7,763
Income tax payable	38,713	(211)
Net cash used in operating activities	(909,563)	(1,052,084)

Cash flows from investing activities:
Purchase of property and equipment	(956)	(857,870)
Purchase of financial assets at FVTPL	(206)	(200,000)
Proceeds from disposal of financial assets at FVTPL	212,963	–
Cash acquired from acquisition of subsidiaries	456,003	626,987
Net cash provided by (used in) investing activities	667,804	(430,883)

Cash flows from financing activities:
Repayment of short-term bank loan	(478,361)	(122,507)
Net cash (used in)/provided by financing activities	(478,361)	(122,507)

Effect of exchange rate changes on cash and cash equivalents	(137,190)	(19,342)
Net decrease in cash and cash equivalents	(857,310)	(1,624,816)
Cash and cash equivalents at beginning of period	1,229,580	2,906,074
Cash and cash equivalents at end of period	372,270	1,281,258

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

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

The VIE Agreements with SY Culture

On April 14, 2024, we entered into a Variable Interest Entity Purchase Agreement with Hangzhou SY Culture Media Co. Ltd. (“SY Culture”), a domestic funded limited liability company registered in China (P.R.C). The SY Culture Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise, Gui Zhou Grand Smooth Technology Ltd. (“WFOE”), through a series of contractual agreements (“VIE Agreements”), in which we exchanged 600,000 shares of our restricted common stock for a 100% controlling interest in SY Culture. As a result, the Company has been determined to be the primary beneficiary of SY Culture and SY Culture became a variable interest entity (“VIE”) of the Company.

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

Note 8     GOODWILL

As of September 30, 2024 and December 31, 2023, goodwill consisted of the following:

Goodwill

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Goodwill - Meixin	3,905,735	3,905,735
Goodwill - Xinca	1,351,703	–
Goodwill – SY Culture	230,015	–
Less: Impairment	(2,250,553)	(2,250,553)
Goodwill, net	3,236,900	1,655,182

Customer relations

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
	$	$
Balance b/f	135,325	135,325
Less: Accumulated amortization	(33,424)	(21,196)
Customer relations, net	101,901	114,129

Note 9       OTHER NON-CURRENT ASSETS

As of September 30, 2024 and December 31, 2023, other non-current assets consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Other Non-current Assets	4,589	4,730
Prepaid Rent Expense	734,171	–
Deferred Expenses	284,684	–
Total other non-current assets	1,023,444	4,730

The prepaid rent expenses are leases, rent, equipment, and fees and deferred expenses include e-commerce live streamer contracts’ service expenses.

The prepaid rent expenses pertain to our offices located in Hangzhou, China, which serve our e-commerce business operations. The expense covers monthly rent totaling $61,141 and annual property fees of $478, for the period from January 31, 2024 to January 31, 2025. The facilities include live-streaming offices and a warehouse utilized for product sales that support our product sales activities.

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

The total future minimum lease payments under non-cancellable short-term leases as of September 30, 2024 are payable as follows:

Lease Commitment
$
Within 1 year	3,938
Total	3,938

Note 21    BUSINESS COMBINATION

Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd.

On January 31, 2024, the Company acquired 100% shares of Xinca. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$201,863
Other receivables	379,525
Prepaid rent expense	373,623
Goodwill	1,351,703
Plant and equipment, net	58,887
Depreciation	(562)
Advanced from customers	(36,404)
Long-term secured bank loan	(36,087)
Other payables and accrued liabilities	(369,737)
Net assets value	1,922,811
Purchases price	$1,980,000

Hangzhou SY Culture Media Co. Ltd.

On April 14, 2024, the Company acquired 100% shares of SY Culture. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$206,663
Other receivables	163,814
Advance to supplier	6,691
Investment	27,284
Other payables and accrued liabilities	(755)
Net assets value	403,697
Purchases price	$642,000

Note 22    SUBSEQUENT EVENT

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

On January 31, 2024, we entered into a Variable Interest Entity Purchase Agreement (“Xinca Purchase Agreement”) with Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd., a domestic funded limited liability company registered in China (P.R.C). The Xinca Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise, Shanghai Nocera Culture Co., Ltd. (“WFOE”), through a series of contractual agreements (“VIE Agreements”), in which we exchanged 1,800,000 shares of our restricted common stock for a 100% controlling interest in Xinca. As a result, the Company has been determined to be the primary beneficiary of Xinca and Xinca became a variable interest entity (“VIE”) of the Company.

On April 14, 2024, we entered into a Variable Interest Entity Purchase Agreement with Hangzhou SY Culture Media Co. Ltd. (“SY Culture”), a domestic funded limited liability company registered in China (P.R.C). The SY Culture Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise, Gui Zhou Grand Smooth Technology Ltd. (“WFOE”), through a series of contractual agreements (“VIE Agreements”), in which we exchanged 600,000 shares of our restricted common stock for a 100% controlling interest in SY Culture. As a result, the Company has been determined to be the primary beneficiary of SY Culture and SY Culture became a variable interest entity (“VIE”) of the Company.

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

Revenue

Revenue for the three months ended September 30, 2024 was $1,363,101, compared to $7,283,281 for the comparable period in 2023. The revenue for the three months ended September 30, 2024 was mostly decreased from the Nocera fish trading business with slow fish market in Taiwan and Meixin catering business with revenues of $0.2 million and $0.14 million, respectively. For the three months ended September 30, 2024, SY Culture and Xinca generated $188 and $40,324, respectively.

Revenue for the nine months ended September 30, 2024 was $13,016,093, compared to $16,448,325 for the comparable period in 2023. The revenue for the nine months ended September 30, 2024 was mostly decreased from the Nocera fish trading business with slow fish market in Taiwan and Meixin catering business with revenues of $7.9 million and $4.8 million, respectively. For the nine months ended September 30, 2024, SY Culture and Xinca generated generated $65,410 and $211,056, respectively.

•	Fish Trading Business: For the nine months ended June 30, 2024, the fish trading business decreased in both volume and price, the volume decreased from 700 tons to 521 tons for the comparable period in 2023 and 2024. The average selling price of eels also decreased, from $15.54 to $15.35 per kilogram for the comparable period in 2023 and 2024.

•	Catering Business: For the nine months ended June 30, 2024, the catering business separated into two lines of operations. The bento box business volume decreased from 66,217 to 64,275 boxes with average price decreased from $3.89 to $3.75 per box for the comparable period in 2023 and 2024. The fruit and vegetable processing service and sales volume decreased from 316,073 kilograms to 305,638 kilograms in volume with average prices decreased from $16.39 to $15.38 per kilograms for the comparable period in 2023 and 2024.

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

Since the net asset balance as of September 30, 2024, was $1,213,638, management has evaluated its ability to continue as a going concern. While acknowledging the risks of potential delisting, current liabilities exceeding current assets, and operating cash flow deficits, management has implemented plans to secure funding, reduce costs, and improve liquidity. Based on these factors, management has concluded there is no substantial doubt about the Company’s ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the nine months ended September 30,
	2024	2023
	(Unaudited)	(Audited)
	$	$
Net cash used in operating activities	(909,563)	(1,052,084)
Net cash provided by (used in) investing activities	667,804	(430,883)
Net cash (used in)/provided by financing activities	(478,361)	(122,507)
Effect of the exchange rate change on cash	(137,190)	(19,342)
Decrease in cash	(857,310)	(1,624,816)

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

Net cash used in investing activities

Net cash provided by investing activities was $667,804 for the year ended September 30, 2024, which were primarily attributable to the proceeds from disposal of financial assets at fair value through profit and loss.

Net cash used in investing activities was $430,883 for the year ended September 30, 2023, which were primarily attributable to the purchase of land and investment funds.

Net cash used in/provided by financing activities

Net cash used in financing activities amounted to $478,361 for the nine months ended September 30, 2024, which was repayment of bank loans and acquisition of subsidiaries.

Net cash provided by financing activities amounted to $122,507 for the nine months ended September 30, 2023, which was provided by the issuance of our common stock.

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

NOCERA, INC.

Date: December 16, 2024	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2024	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

