Form 10-Q/A
period 2024-09-30
NOCERA, INC.
filed 2025-02-04
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

Nocera, Inc., a Nevada corporation (the “Company”), is filing this Amendment No. 2 (the “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2024 (the “Original Filing”), and amended on December 16, 2024. This Amendment revises and updates certain disclosures in response to comments from the SEC and to provide additional clarity in the Company’s financial statements and related notes.

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

Note 8     GOODWILL

As of September 30, 2024 and December 31, 2023, goodwill consisted of the following:

Goodwill

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Goodwill - Meixin	3,905,735	3,905,735
Goodwill - Xinca	1,351,703	–
Goodwill – SY Culture	230,015	–
Less: Impairment	(2,250,553)	(2,250,553)
Goodwill, net	3,236,900	1,655,182

Customer relations

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
	$	$
Balance b/f	135,325	135,325
Less: Accumulated amortization	(33,424)	(21,196)
Customer relations, net	101,901	114,129

Note 9       OTHER NON-CURRENT ASSETS

As of September 30, 2024 and December 31, 2023, other non-current assets consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	$	$
Other Non-current Assets	4,589	4,730
Prepaid Rent Expense	5,258	–
Deferred Expenses	1,013,597	–
Total other non-current assets	1,023,444	4,730

The prepaid rent expenses are leases, rent, equipment, and fees and deferred expenses include e-commerce live streamer contracts’ service expenses.

The prepaid rent expenses pertain to our offices located in Hangzhou, China, which serve our e-commerce business operations. The expense covers monthly rent totaling $531 and annual property fees of $478, for the period from January 31, 2024 to September 30, 2024. The facilities include live-streaming offices and a warehouse utilized for product sales that support our product sales activities.

The deferred expenses refer to advance payments made under contracts with live streamers. These expenses are subsequently deducted from the revenue generated by the streamers’ services.

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

The decrease in revenue from $7.3 million in 2023 to $1.4 million in 2024 is primarily attributed to a downturn in the fish market in Taiwan. Specifically, the significantly low eel fry catch in 2022 and 2023 has led to a substantial reduction in the availability of market-size eels, impacting overall sales performance. Also, during the third quarter of 2024, Taiwan experienced a significant number of typhoons and other natural disasters. These adverse events negatively impacted the fish farming industry, leading to a decline in overall market production. We believe these environmental factors are critical to understanding the fluctuations in production during the period. To address this challenge and improve revenue, we are actively developing the cultivation of alternative aquaculture species to diversify our product offerings. Additionally, we are expanding and strengthening various sales channels to enhance market reach and drive revenue growth.

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

To date, we have funded our operations through revenues, loans from our officers, and the issuance of equity securities. On January 25, 2025, we obtained a financial support letter from Ms. Min-Huay Cheng Lu, the estate of Mr. Yin-Chieh Cheng, our former President, Chief Executive Officer, Chairman of the Board and principal stockholder.

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

NOCERA, INC.

Date: February 4, 2025	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2025	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

