Form 10-K
period 2024-12-31
NOCERA, INC.
filed 2025-05-06
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of December 31, 2024 based on $0.846 per share, the price at which the registrant’s common stock was last sold on December 31, 2024, was approximately $7,361,431.

There were 14,247,539 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 6, 2025.

Explanatory Note

This Annual Report on Form 10-K (this “Annual Report”) includes the restatement of Nocera, Inc., a Nevada corporation (the “Company”) unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2024. The restatement corrects errors related to the fair value calculation of warrant liabilities, which were not appropriately remeasured during each quarter, as well as non-current asset and liability misclassifications.

On March 31, 2024, we recognized our e-commerce business contract as other non-current assets and accounts payable on our balance sheet. We inadvertently concluded the transaction, following the investigation by an examiner of the Securities and Exchange Commission, that it should have been recognized in the income statement as revenue rather than recorded on the balance sheet. As a result, we have reversed the previously recorded other non-current asset and liability, removing them from the balance sheet and recognizing the transaction in the appropriate financial statement to reflect its true economic nature. Additionally, we identified that we failed to calculate and record the warrant liability and the related fair value adjustments in each of the affected quarterly periods. These errors have been corrected in this Annual Report.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

NOCERA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

XFC Sale

On December 31, 2020, we exchanged 466,667 (post-split) shares of our restricted common stock to stockholders of Xin Feng Construction Co., Ltd., a Taiwan limited liability company (“XFC”), in exchange for 100% controlling interest in XFC. We also entered into contractual arrangements with a stockholder of XFC, that enabled us to have the power to direct the activities that most significantly affects the economic performance of XFC and receive the economic benefits of XFC that could be significant to XFC. On November 30, 2022, we entered into a Purchase of Business Agreement with Han-Chieh Shih (the “Purchaser”), in which we sold our controlling interest of XFC, to the Purchaser for a total purchase cash price of $300,000 (the “XFC Sale”). The closing of the XFC Sale occurred on November 30, 2022 and the XFC variable interest entity agreements were terminated in connection with the XFC Sale.

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

The VIE Agreements with Xinca

On January 31, 2024, we entered into a Variable Interest Entity Purchase Agreement (“Xinca Purchase Agreement”) with Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. (“Xinca”), a domestic funded limited liability company registered in the PRC. The Xinca Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise, Shanghai Nocera Culture Co., Ltd. (“WFOE”), through a series of contractual agreements (“Xinca VIE Agreements”), in which we exchanged 1,800,000 shares of our restricted common stock for a 100% controlling interest in Xinca. As a result, the Company has been determined to be the primary beneficiary of Xinca and Xinca became a variable interest entity of the Company.

The Equity Purchase Agreements with SY Culture

On April 14, 2024, we entered into an Equity Purchase Agreement with Hangzhou SY Culture Media Co. Ltd. (“SY Culture Purchase Agreement”), a domestic funded limited liability company registered in the PRC. The SY Culture Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise, Gui Zhou Grand Smooth Technology Ltd., in which we issued 600,000 shares of our restricted common stock for a 100% equity in SY Culture.

Nasdaq

We received a deficiency letter (the “Nasdaq Letter”) from Nasdaq notifying us that, for the 30 consecutive business days from November 29, 2024 through January 14, 2025, the closing bid price of our common stock had not been maintained at the minimum required closing bid price of at least $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

In accordance with the listing rules of Nasdaq, we have been given 180 calendar days, or until July 14, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If we are unable to regain compliance prior to the Compliance Date, we may be eligible for an additional 180 calendar days to satisfy the Bid Price Rule. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market with the exception of the Bid Price Rule, and will need to provide written notice of our intention to cure the deficiency during such additional compliance period, by effecting a reverse stock split, if necessary.

The Nasdaq Letter does not result in the immediate delisting of our common stock and our common stock will continue to trade uninterrupted on The Nasdaq Capital Market under the symbol “NCRA.”

Business Developments

The following highlights recent material developments in our business:

•	On January 4, 2024, we announced that the Board appointed Feng-Hua Chen as the Chief Operating Officer.

•	On January 31, 2024, we entered into the Xinca VIE Agreements with the majority shareholder of Xinca.

•	On April 14, 2024, we entered into Equity Purchase Agreement with SY Culture.

•	On October 16, 2024, we engaged with Enrome LLP and appoint the New Auditor as our independent registered public accounting firm.

Corporate Structure

We conduct our operations through (i) Nocera Taiwan Branch; (ii) Meixin; (iii) Xinca; and (iv) SY Culture, an unincorporated division of the Company (“NTB”). Our other subsidiaries, Meixin, located in Taipei City, Taiwan, Shanghai Nocera Culture Co., Ltd., which wholly owns Xinca, and GSI, which wholly-owns GZ GST and SY Culture. Both Xinca and SY Culture are located in Hangzhou, China.

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

On January 4, 2024 we established Shanghai Nocera Culture Co., Ltd. (“Shanghai Nocera”) and combined Xinca for the e-commerce business in China.

On April 14, 2024, GZ GST entered into Equity Purchase Agreement with SY Culture to expend the e-commerce business, specifically with foods and kitchen goods retail channel.

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

During the year ended December 31, 2024 and 2023, the net sales were approximately $17.01 million and approximately $23.9 million, respectively.

Construction Services

Prior to terminating the variable interest entity agreements with XFC in connection with the XFC Sale, we were the only provider of RAS solar power energy sharing and construction services in Taiwan. As of the filing date of this Annual Report on Form 10-K, we have no intention of providing services to construct indoor RASs and solar sharing fish farms in Taiwan.

Customers

In 2024, we targeted customers in a variety of markets (e.g., Japan, Taiwan, Thailand, Jordan, South Africa and the United States), such as individual investors, government supported or funded companies and other types of international customers. During the year ended December 31, 2024 and 2023, the net sales were approximately $17.01 million and approximately $23.9 million, respectively.

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

Further, we plan to increase the species selection and product form through the investment of the additional 500 tanks; among all we plan to build a hatchery system by collaborating with professionals to promote and maintain healthy, self-sustaining populations of fish and other aquatic species. We are aiming for the direct wholesale option, including live hauling, restaurants, supermarkets and specialty stores. As of December 2024, we sell our food items, including our signature seafood porridge bowl, through our flagship bento box store located at the Ning Xia Night Market in the Datong District of Taipei City, Taiwan. In addition to utilizing Meixin’s distribution channel, we will move towards online marketing as well to achieve a greater market share.

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

Human Capital Resources

As of December 31, 2024, we had a total of 22 employees, including 19 full-time employees and 3 part-time employees. In addition, we have 12 consultants. We are compliant with local prevailing wage, contractor licensing and have good relations with our employees.

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

We have incurred net losses since our inception. In the twelve months ended December 31, 2024 and 2023, we incurred operating losses of $2,393,803 and $4,159,354, respectively. As at December 31, 2024, we have working capital of $641,256 and had an accumulated deficit of $21,238,881. In their audit report for the fiscal year ended December 31, 2024  included in this report, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing. We intend to continue funding our operations through equity and debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

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

Our revenues for the year ended December 31, 2024 and for the year ended December 31, 2023 were approximately $17.01 million and $23.9 million, respectively. There were five customers (Sano Morio, Handou Syuji, Ming-Chi Chen, Kai-Ling Chen and Sano Morimoto) who represented approximately 81.8% of our total revenue for the year ended December 31, 2024 of our total revenue for the prior year period. These customers are not located in mainland China or Hong Kong. Our future plan of operations is to shift away from general construction services to the construction of fish farms and fish trading business. There can be no guarantee that such shift in operations will generate the same levels of revenues previously generated through our variable interest entities.

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

We may lose the ability to use, or otherwise benefit from licenses and assets held by one of our VIEs, which could render us unable to conduct some or all of our business operations and constrain our growth.

One of our VIEs, Meixin, holds assets, approvals and licenses that are necessary for the operation of a certain portion of our business to which foreign investments are typically restricted or prohibited under the laws of Taiwan. Without our applicable VIE, and if we are unable to maintain the license that is necessary for us to conduct our operations in Taiwan or fail to obtain any other required licenses, we will be unable to operate in Taiwan. The contractual arrangements contain terms that specifically obligate the equity holders of our applicable VIE to ensure the valid existence of our VIE and restrict the disposition of material assets or any equity interest of our VIE. However, in the event the equity holders of our applicable VIE breach the terms of these contractual arrangements and voluntarily liquidate our VIE, or our VIE declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to operate some or all of our business or otherwise benefit from the assets held by our VIE, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, if our applicable VIE undergoes a voluntary or involuntary liquidation proceeding, its equity holders or unrelated third-party creditors may claim rights to some or all of the assets of our VIE, thereby hindering our ability to operate our business as well as constrain our growth.

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

Evolving U.S. trade regulations and policies with China may in the future have a material and adverse effect on our business, financial condition and results of operations.

The U.S. government has recently imposed multiple rounds of tariffs on imports from China, among others, and there is an increasing risk of further tariff increases. Any restrictions or tariffs imposed on products that we or our suppliers import for sale or production in the United States would adversely and directly impact our cost of goods sold and could force us to seek alternative suppliers, which may not be as cost effective or readily available. In addition, changes in U.S. trade regulations and policies could have an adverse impact on trade relations between the United States and certain foreign countries, which could materially and adversely affect our relationships with our international suppliers and reduce the supply of goods available to us. Further, we cannot predict the extent to which the United States will adopt changes to existing trade regulations and policies, which creates uncertainties in planning our sourcing strategies and forecasting our margins. If additional tariffs are imposed on our products, or other retaliatory trade measures are taken, our costs could increase, and we may be required to raise our prices, which could materially and adversely affect our results. In addition, extended trade tensions and regulatory uncertainties may disrupt our supply chain, delay production or negatively impact our ability to compete in the market.

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

As of December 31, 2024, we did not maintain effective controls over the control environment. Our weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in U.S. general acceptable accounting principles (GAAP) and SEC rules and regulations with respect to financial reporting functions. Furthermore, we lack robust accounting systems as well as sufficient resources to hire such staff and implement these accounting systems.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which approximately 178,232,053 shares are available for issuance. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required under law or under Nasdaq Rule 5635(b) which requires stockholder approval for change of control transactions where a stockholder acquires 20% of a Nasdaq-listed company’s common stock or securities convertible into common stock, calculated on a post-transaction basis. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

Sales of our currently issued and outstanding shares of common stock and shares of common stock underlying warrants may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

Approximately 7,520,408 of the shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act (“Rule 144”). As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.

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

We received a deficiency letter from Nasdaq notifying us that, for the 30 consecutive business days from November 29, 2024 through January 14, 2025, the closing bid price of our common stock has not been maintained at the minimum required closing bid price of at least $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

In accordance with the listing rules of Nasdaq, we have been given 180 calendar days, or until July 14, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If we are unable to regain compliance prior to the Compliance Date, we may be eligible for an additional 180 calendar days to satisfy the Bid Price Rule. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market with the exception of the Bid Price Rule, and will need to provide written notice of our intention to cure the deficiency during such additional compliance period, by effecting a reverse stock split, if necessary.

The Nasdaq Letter does not result in the immediate delisting of our common stock and our common stock will continue to trade uninterrupted on The Nasdaq Capital Market under the symbol “NCRA.”

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

In 2024, we acquired SY Culture, a strategic addition to our portfolio aimed at enhancing market position and broadening our product offerings. We have deemed that the acquisition of SY Culture is not significant pursuant to the asset test, investment test and income test. If the calculation of the significance of SY Culture was incorrect, or if we acquire additional businesses in the future that are deemed significant and did not disclose the required pro forma financial statements taking into account the applicable acquisition, the SEC may inform us that we did not disclose the required pro forma financial statements in connection with the applicable acquisition in an SEC filing and will be restricted from filing a registration statement on Form S-3 or forward incorporate by reference our SEC filings in a registration statement on Form S-1 for a specific period of time.

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

As a result, the SEC informed us that we were restricted from filing a registration statement on Form S-3, which is commonly used for investment activities, until the time the financial information for Meixin is no longer required to be included in a registration statement on Form S-3 (i.e., when the 2022 financials are no longer needed to be included in a registration statement). This restriction effectively limited our ability to engage in certain securities offerings under a Form S-3 registration statement during that period, specifically until after February 2025.

If we fail to timely provide the required pro forma financials with regard to any significant acquisition, we may not be able to use Form S-3 for securities offerings for a specific period of time, which could adversely affect our ability to access capital in the markets and may hinder our growth strategies by limiting our funding options. These restrictions may place us at a competitive disadvantage relative to our peers who have greater access to capital in the markets and may potentially affect the confidence of investors and ultimately affect our stock price.

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

Our headquarter is located at 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.). The office is rented by Taiwan Grand Smooth Enterprise Co., Ltd., a company 100% controlled by Yin-Chieh Cheng, our former President, former Chief Executive Officer, and former Chairman of the Board. The estate of Mr. Cheng sub-leases this space to us, which is free of charge.

Since March 31, 2023, we have owned 229 contiguous acres of land located in Montgomery County, Alabama. We intend to build RASs on the land for fish farming. The property includes a house, a manufactured home and a building site with sewer and power which we intend to develop into an office and dormitory for our future employees.

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

Market Information

Our common stock, par value $0.001, is listed on The Nasdaq Capital Market under the symbol “NCRA.” On May 5, 2025, the closing price for our common stock as reported on The Nasdaq Capital Market was $1.06 per share.

Stockholders

As of May 6, 2025, we had approximately 442 stockholders of record of our common stock, not including shares held in street name.

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

We did not pay cash dividends in the years ended December 31, 2024 or 2023.

Transfer Agent

The transfer agent and registrar for our common stock is Mountain Share Transfer, LLC.

Securities Authorized for Issuance under Equity Compensation Plans

In 2018, the Board and stockholders adopted Nocera, Inc.’s 2018 Stock Option and Award Incentive Plan, effective December 31, 2018 (the “2018 Plan”). The 2018 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, and (iii) stock purchase rights. The 2018 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The 2018 Plan is administered by the Compensation Committee. The Board reserved 6,666,667 (post-split) shares of common stock under the 2018 Plan. No awards have been granted to any employees or consultants pursuant to the 2018 Plan. As of December 31, 2024, a total of 4,333,334 shares of common stock are available for future issuance pursuant to the 2018 Plan.

Unregistered Sales of Equity Securities

Issuance of Common Stock

•	On February 20, 2024, we entered into VIE Agreement with Xinca and issued 1,800,000 shares of our common stock in exchange of 100% controlling of Xinca;

•	On April 14, 2024, we entered into an Equity Purchase Agreement with SY Culture and issued 600,000 shares of our common stock in exchange of 100% equity of SY Culture; and

•	On November 11, 2024, our Chief Financial Officer, Shun-Chih Chuang, exercised 20,000 Class A warrants with an exercise price of $0.75 per share in exchange for 20,000 shares of common stock.

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

In 2024, we initiated the e-commerce business in China, utilizing platforms like Douyin to expand our retail reach, utilizing interactive content and livestream shopping to drive engagement and sales. By integrating social commerce with our seafood resources, we enhance pricing advantages and optimize margins, strengthening our position in the evolving retail landscape.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2024, and 2023 were $484,161 and $1,229,580, respectively.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, which are shown as follows.

Useful life
Land	Indefinite, as per land titles
Equipment	3 years

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

Variable Interest Entity

A variable interest entity is an entity (investee) is an entity in which the investor has obtained a controlling interest even if it has less than a majority of voting rights, according to the Financial Accounting Standards Board (FASB). A VIE is subject to consolidation if a VIE meets one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation:

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

Uncertain Tax Positions

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. We record interest and penalties on uncertain tax provisions as income tax expense. There are no uncertain tax positions as of December 31, 2024 and 2023, and we have no accrued interest or penalties related to uncertain tax positions. We do not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of our net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

Our reporting currency is the United States dollar (“US$”). The functional currency of our VIE in Taiwan is Taiwan New Dollar (“TWD”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”). The functional currency of PRC companies is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of our subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of December 31, 2024, and 2023 are 7.3512and 7.1258, respectively. The annual average exchange rates for the year ended December 31, 2024, and 2023 are 7.2391 and 7.1162, respectively.

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

Recently Issued Accounting Standards

See Note 3 to the Consolidated Financial Statements included herewith.

Restatement of Previously Issued Interim Financial Statements

In connection with the preparation of this Annual Report for the year ended December 31, 2024, we identified and corrected certain errors in our previously issued unaudited condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2024.

Specifically, we inadvertently failed to perform the required fair value remeasurement of our warrant liabilities at the end of each of the first three quarters of 2024, as required by applicable accounting guidance. Additionally, certain assets and liabilities were misclassified between non-current assets and current liabilities during those periods, which required correction and reversal.

The impact of the fair value adjustment was material and resulted in a change from a net loss to net income in the affected quarters, along with a corresponding change from a loss per share to positive earnings per share. The impact of the misclassification of assets and liabilities reduced both total assets and total liabilities by $368,504.

These corrections are reflected in the accompanying consolidated financial statements and related disclosures, and supersede the previously filed interim financial results. See Note 3 to the consolidated financial statements for further detail.

Results of Operations

The following table sets forth our consolidated statements of operations for the years ended December 31, 2024, and 2023.

Consolidated Statements of Operations

	For the years ended December 31,
	2024	2023
Net Sales	$17,013,132	$23,915,926
Cost of sales	(16,678,871)	(23,720,967)
Gross profit	334,261	194,959

Operating expenses
Impairment of goodwill	(1,159,172)	(2,250,553)
General and administrative expenses	(2,135,336)	(2,346,343)
Total operating expenses	(3,294,508)	(4,596,876)

Other income	690,514	265,266
Net loss from continuing operations before income taxes	(2,269,733)	(4,136,651)

Income tax expense	(124,070)	(22,703)
Net loss from continuing operations	(2,393,803)	(4,159,354)

Net loss	(2,393,803)	(4,159,354)
Less: Net income attributable to non-controlling interests	39,342	54,395
Net loss attributable to Nocera Shareholders	$(2,354,461)	$(4,104,959)

Other Comprehensive loss
Net loss	(2,393,803)	(4,159,354)
Foreign currency translation income	86,491	4,688
Total comprehensive loss	(2,307,312)	(4,159,666)

Less: Net income attributable to non-controlling interest	39,342	54,395
Less: Foreign currency translation loss attributable to non-controlling interest	4,549	(48,335)
Comprehensive loss attributable to Nocera Shareholders	$(2,263,461)	$(4,148,606)

Loss per share - basic and diluted	$(0.1807)	$(0.4238)
Net loss per share from continuing operations – basic and diluted (1)	$(0.1807)	$(0.4238)

Weighted Average Shares Outstanding - Basic and Diluted	13,249,705	9,814,000

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

Comparison of Results of Operations for the years ended December 31, 2024, and December 31, 2023

Revenue

Revenue of the Company for the three months ended December 31, 2024 was approximately $3,997,039 million compared to approximately $7,467,601 million for the comparable period in 2023. For the three months ended December 31, 2024, SY Culture and Xinca generated $27,631 and $40,936, respectively.

Revenue of the Company for the year ended December 31, 2024 was approximately $17.01 million compared to approximately $23.9 million for the comparable period in 2023. The revenue for the year ended December 31, 2024, was mostly decreased from Meixin catering business and the fish trading business from NTB with the revenue of $4.8 million and $11.8 million, respectively. For the year ended December 31, 2024, SY Culture and Xinca generated $93,041 and $251,992, respectively.

•	Fish Trading Business: For the year ended December 31, 2024, the fish trading business decreased in volume, but the selling price increased, the volume decreased from 1083 tons to 770 tons for the comparable period in 2023 and 2024. The average selling price of eels increased from $13.79 to $15.31 per kilogram for the comparable period in 2023 and 2024.

•	Catering Business: For the year ended December 31, 2024, the catering business separated into two lines of operations. The bento box business volume decreased from 80,640 to 65,376 boxes with average price decreased from $3.85 to $3.74 per box for the comparable period in 2023 and 2024. The fruit and vegetable processing service and sales volume decreased from 438,310 kilograms to 310,302 kilograms in volume with average prices decreased from $15.85 to $14.47 per kilograms for the comparable period in 2023 and 2024.

For the year ended December 31, 2024 and 2023, our foreign currency translation gain was $86,491 and foreign currency translation gain was $4,688 of sales and income, respectively.

The decrease in revenue from $7.4 million in 2023 to $3.9 million in 2024 is primarily attributed to a downturn in the fish market in Taiwan. Specifically, the significantly low eel fry catch in 2022 and 2023 has led to a substantial reduction in the availability of market-size eels, impacting overall sales performance. Also, during the third quarter of 2024, Taiwan experienced a significant number of typhoons and other natural disasters. These adverse events negatively impacted the fish farming industry, leading to a decline in overall market production. We believe these environmental factors are critical to understanding the fluctuations in production during the period. To address this challenge and improve revenue, we are actively developing the cultivation of alternative aquaculture species to diversify our product offerings. Additionally, we are expanding and strengthening various sales channels to enhance market reach and drive revenue growth.

Looking ahead, we anticipate that these adverse factors may continue to impact our operating results in the near term. The limited eel fry catch in previous years is expected to have residual effects on eel availability in future periods, which may constrain revenue growth. Furthermore, the increased frequency and severity of natural disasters present an ongoing risk to production stability in the aquaculture industry.

Gross profit

Gross profit for the three months ended December 31, 2024 was $170,382, compared to $37,699 for the comparable period in 2023. The increase was primarily because there was an increase in demands of the sales through e-commerce business for the three months ended December 31, 2024.

Gross profit for the year ended December 31, 2024 was approximately $334,261, compared to approximately $194,959 for the comparable period in 2023. The gross profit for the year ended December 31, 2024 was mostly generated from Meixin catering business and Xinca e-commerce business with the gross profit of approximately $63,554 and $183,358, respectively. The increase was primarily because there was an increase in demands of the sales through e-commerce business for the year ended December 31, 2024.

The operating loss incurred in NTB fish trading business is primarily attributed to administrative expenses, amounting to approximately $2,042,581. We are confident that profitability can be achieved by optimizing management expenses and enhancing profit margins.

General and administrative expenses

General and administrative expenses were $900,395, for the three months ended December 31, 2024, compared to approximately $583,537 for the comparable period in 2023. This increase was primarily due to the increase of consulting fees and salary expenses for the three months ended December 31, 2024.

General and administrative expenses were $2.1 million, for the year ended December 31, 2024, compared to $2.3 million for the comparable year ended in 2023. The decrease in general and administrative expenses was mainly due to the decrease of consulting fees, legal fees, miscellaneous expenses in 2024.

Other income (expense)

Other income was $690,514 for the year ended December 31, 2024, compared to other expense of $265,266 for the comparable period in 2023. The income for the year ended December 31, 2023 was mainly due to the waiver of payables.

During the year ended December 31, 2024, the Company recorded a fair value adjustment related to its outstanding warrant liabilities, resulting in a non-cash gain of $797,269 for the year. These warrants are classified as liabilities pursuant to ASC 815 and are remeasured at fair value each reporting period, with changes recognized in the consolidated statements of operations.

In connection with the restatement disclosed in Note 4 to the consolidated financial statements, the Company revised its previously issued financial statements for the year ended December 31, 2023 and the quarters ended March 31, June 30, and September 30, 2024, to correct the accounting treatment for the warrant liabilities. The restatements resulted in changes to the fair value adjustments recognized in each quarter as follows:

•	Q4 2023: Gain of $306,652

•	Q1 2024: Gain of $197,843

•	Q2 2024: Gain of $360,202

•	Q3 2024: Loss of $29,849

The fair value of the warrants is sensitive to several key inputs, including the Company’s stock price, expected volatility, risk-free rate, and remaining life of the instruments. These fair value adjustments do not affect the Company’s cash flows but may cause fluctuations in reported net income or loss in future periods.

During the year ended December 31, 2023, we recorded an income tax expense of $22,703 as compared to income tax expense of $124,070 for the comparable period in 2024.

Net loss attributable

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the year ended December 31, 2024 was approximately $2.3 million compared to net loss attributable to us (excluding net income attributable to non-controlling interest) approximately of $4.1 million for the comparable period in 2023. The decrease was primarily due to the decrease of General and administrative expenses for the year ended December 31, 2024.

Liquidity and Capital Resources; Going Concern

We had net cash used in operating activities for the year ended December 31, 2024 and the cash balance was approximately $0.48 million as of December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $21,238,881, a net loss of $2,393,803, and net cash used in operating activities of $1,574,709. In their audit report for the fiscal year ended December 31, 2024 included in this report, our auditors have expressed their concern as to our ability to continue as a going concern.

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

The Company anticipates that its primary source of liquidity over the next twelve months will be capital raised through financing activities. We currently expect to raise approximately $40 million through a combination of equity issuance, a leveraged buyout transaction, and debt financing. These funds are intended to support our capital-intensive strategic initiatives, including business combinations and acquisitions aligned with our long-term growth strategy.

On the cash outflow side, we expect to utilize approximately $5.9 million to support operating activities over the next twelve months. This includes an estimated $5.0 million allocated to operating costs related to our fish business, $0.7 million for general and administrative expenses, and $0.2 million for marketing and promotional efforts associated with our e-commerce platform. In addition to operating needs, we plan to allocate approximately $30 million toward capital expenditures, primarily for business combination and acquisition transactions. These planned investments are considered critical to the Company’s growth objectives and are expected to be financed through the aforementioned capital raising efforts.

Management believes that the anticipated financing arrangements will provide sufficient liquidity to meet our obligations as they come due and to fund the Company’s ongoing and planned strategic initiatives over the next twelve months.

•	On April 1, 2021, we entered in a securities purchase agreement with certain investors for an aggregate of 80,000 shares of its preferred stock at a per share purchase price of $2.50. As part of the transaction, the investors received one Class C warrant and one Class D warrant for the subscription of each preferred share. Each Class C warrant consist of the right to purchase up one share of common stock to at an exercise price of $3.75 per share exercisable for 36 months from the date of issuance. Each Class D warrants consist of the right to purchase one share of our common stock at an exercise price of $7.50 per share exercisable for 36 months from the date of issuance. The subscription was completed on August 10, 2021

•	In August 2021, we issued 80,000 shares of preferred shares of $0.001 each at an issue price of $2.50 per share to certain investors credited as fully paid.

•	On September 27, 2021, we entered into securities purchase agreements with investors, pursuant to which we issued in a registered direct offering, an aggregate of 32,000 shares of our common stock at a per share purchase price of $3.75. In addition, the investors also received one Class C Warrant and one Class D Warrant for the subscription of each preferred share. On December 31, 2021, we consummated a private offering of 278,667 units at a purchase price of $7.50 per unit to 28 investors for gross proceeds of $2,090,000. Each unit consisted of one share of the Company’s common stock and an “equity kicker” of one share of our common stock, for a total of 557,334 shares of common stock.

•	On August 10, 2022, our Registration Statement relating to the Public Offering was declared effective by the SEC. The Public Offering consisted of 1,880,000 units at a public offering price of $3.50 per unit, with each unit consisting of (i) one (1) share of our common stock and (ii) a warrant to purchase two (2) shares of our common stock. We received total gross proceeds of $6.58 million from the Public Offering and after deducting the underwriting commissions, discounts and offering expenses, we received net proceeds of approximately $5.3 million. On August 11, 2022, the shares of our common stock began trading on The Nasdaq Stock Market LLC under the symbol “NCRA.” The Shares and the Warrants comprising the units were immediately separable and issued separately in the Public Offering, which closed on August 15, 2022. In connection with the Public Offering and pursuant to the underwriting agreement between the underwriters named therein and us, we granted the underwriters a 45-day option to purchase up to 282,000 additional shares of our common stock and warrants, equivalent to 15% of the units sold in the Public Offering, at the public offering price of $3.50 per unit, less underwriting discounts and commissions, to cover over-allotments, if any. On September 23, 2022, the underwriters exercised their option to purchase an additional 282,000 warrants from us for gross proceeds of $2,820. The warrants were issued to the underwriters on September 26, 2022.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the years ended December 31,
	2024	2023
Net cash used in operating activities	$(1,574,709)	$(1,084,595)
Net cash provided by (used in) investing activities	211,801	(1,057,870)
Net cash provided by financing activities	597,053	449,898
Effect of the exchange rate change on cash and cash equivalents	20,435	16,074
Decrease in cash and cash equivalents	$(745,420)	$(1,676,493)

Net cash used in operating activities

Net cash used in operating activities amounted to $ 1,574,709 for the year ended December 31, 2024. This reflected a net loss of $2,393,803, as adjusted for non-cash items primarily including depreciation of $126,501, share-based compensation of $60,831, goodwill impairment of $1,159,172.

Net cash used in operating activities amounted to $1,084,595 for the year ended December 31, 2023. This reflected a net loss of $4,159,354, as adjusted for non-cash items primarily including depreciation of $171,312 and share-based compensation of $163,621, and Consultancy services settled by equities of $657,900.

Net cash (used in) provided by investing activities

Net cash provided by investing activities was $211,801 for the year ended December 31, 2024, which were primarily attributable to the available-for-sale financial assets.

Net cash used in investing activities was $1,057,870 for the year ended December 31, 2023, which were primarily attributable to the purchase of property.

Net cash provided by financing activities

Net cash provided by financing activities amounted to $597,053 for the year ended December 31, 2024, which were primarily arising from proceeds from issuance of common stock and other borrowings during the year.

Net cash provided by financing activities amounted to $463,533 for the year ended December 31, 2023, which were primarily arising from proceeds from issuance of common stock during the year.

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

On October 16, 2024, Centurion ZD CPA & Co. (“CZD”) resigned as the Company’s independent registered public accounting firm. CZD’s audit reports on the Company’s financial statements as of and for the fiscal years ended December 31, 2023, and December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such audit reports included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and the subsequent interim period through October 16, 2024, there were no disagreements with CZD on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of CZD, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Item 304(a)(3) of Regulation S-K, the Company provided CZD with a copy of this disclosure and requested that CZD furnish a letter addressed to the SEC stating whether it agrees with the statements made herein. A copy of CZD’s response letter is filed as Exhibit 16.1 to this Annual Report on Form 10-K.

On October 16, 2024, the Audit Committee of the Company approved, and the Board of Directors ratified, the appointment of Enrome LLP (the “New Auditor”) as the Company’s independent registered public accounting firm, effective as of the same date.

During the Company’s two most recent fiscal years ended December 31, 2022, and December 31, 2023, and the subsequent interim period through October 16, 2024, neither the Company nor anyone on its behalf consulted with the New Auditor regarding:

•	(i)(a) the application of accounting principles to a specified transaction, either completed or proposed, or (b) the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided by the New Auditor that was an important factor considered by the Company in reaching a decision on any accounting, auditing or financial reporting issue; or

•	(ii) any matter that was the subject of a disagreement or a reportable event (as those terms are defined in Item 304(a)(1) of Regulation S-K and the related instructions).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses described below, including, without limitation, the decisions that led to the restatement of our unaudited interim financial statements for the quarters ended March 31, June 30 and September 30, 2024.

Even though management has initiated remediation efforts, material weaknesses remain, and we cannot provide assurance that our disclosure controls and procedures will detect or prevent all material errors or omissions. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was not effective as of December 31, 2024. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2024:

•	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404;

•	there is insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP; and

•	inadequate segregation of duties.

•	delays depositing cash proceeds from operations into bank accounts, instead storing significant amounts of cash in a physical safebox throughout the year, with deposits typically made only at year-end. This practice results in insufficient periodic verification and oversight of cash balances, increasing the risk of misappropriation or loss; and

•	infrequent or insufficient verification of the physical safe box used to store cash, which represents a weakness in the safeguarding of cash assets and the effectiveness of controls over cash management.

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

Remediation Plan

During the year ended December 31, 2024, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

We expect to remediate these material weaknesses in 2025. However, we may discover additional material weaknesses that may require additional time and resources to remediate. Our remediation process includes, but not limited to:

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2024, we took several actions to correct past material weaknesses, including, but not limited to, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position	Director Since
Andy Ching-An Jin	43	Chief Executive Officer (Principal Executive Officer)	July 31, 2023
Shun-Chih (“Jimmy”) Chuang	35	Chief Financial Officer (Principal Financial and Accounting Officer)	–
Feng-Hua (“Howard”) Chen	61	Chief Operating Officer	January 4, 2024
Gerald H. Lindberg	74	Secretary, Director	December 31, 2021
Sean Filson	42	Director	October 16, 2024
Hui-Ying Zhuang	51	Director	December 19, 2019
Yiwen Zhang	56	Director	October 27, 2023
Song-Yuan Teng	36	Director	October 27, 2023

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

Sean Filson was appointed as Director of the Company on October 16, 2024. Mr. Filson is a seasoned business development leader with expertise in market strategy, brand development, finance and global partnerships. Mr. Filson is currently Co-Founder, Board Member, and Chief Financial Officer of MedicalMatch Corporation (2023-present), a technology-driven healthcare staffing platform, where he oversees financial strategy and capital planning. Previously, he founded SNP Medical Holdings, LLC (2021-present), guiding it to a $1.25 billion valuation through innovative non-surgical joint pain treatments. He also served as Vice Chairman of the American Chamber of Commerce, Tianjin, China (2014-2020), where he promoted U.S.-China business relations, achieving record chapter funding. Earlier, as APAC Business Development Manager for Taylor Corporation (2013-2019), Mr. Filson drove significant revenue growth, managing key accounts like Thermo Fisher and GE. He holds an MBA in International Finance & International Business from Oklahoma City University and Tianjin University of Finance and Economics, a B.A. in Entrepreneurship from the University of St. Thomas, and a degree in Chinese Language and Cultural Studies from Nankai University, China. Fluent in Mandarin, Mr. Filson’s expertise in financial management and cross-cultural business development makes him well-qualified to serve as a director of the Company.

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

Audit Committee

Our Board has appointed Yiwen Zhang, Sean Filson and Hui-Ying Zhuang to serve as members of our Audit Committee. Each member of the Audit Committee is an independent director as established by SEC and Nasdaq rules, and Yiwen Zhang, qualifies as an “audit committee financial expert” under the SEC rules.

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

Compensation Committee

Our Board has established a Compensation Committee. Sean Filson and Hui-Ying Zhuang, each of whom is an independent director, serves as members of the Compensation Committee with Sean Filson, serving as the Compensation Committee’s Chairman. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Section 16(a) Reporting Compliance

Section 16(a) of the Exchange Act requires that executive officers and directors, and any persons who own more than ten percent of a registered class of the Company’s equity securities file reports of ownership and changes in ownership with the SEC. Specific dates for such filings have been established by the SEC, and the Company is required to report in this Annual Report on Form 10-K any failure to file reports in a timely manner in 2022. The following failed to file a Form 3 after the Company listed its common stock on The Nasdaq Stock Market LLC under Section 12(b) of the Exchange Act: (i) Hsien-Wen (Stan) Yu, Chief Operating Officer (resigned); (ii) Gerald H. Lindberg, Secretary, Director; (iii) David Yu-Lung Kou, Director (resigned); (iv) Thomas A. Steele (former Director); and (v) Hui-Ying Zhuang, Director. On August 31, 2022, Mr. Yu resigned as the Chief Operating Officer of the Company. On September 1, 2022, the Board appointed Mr. Hong-Wen (Howard) Ruan as the Chief Operating Officer of the Company. A Form 3 for Mr. Ruan was not filed. On July 13, 2023, David Yu-Lung Kou resigned as a Director. On July 13, 2023, Ms. Cheng Lu Min Huay and Ms. Yih-Yu Lei were appointed as Directors. Forms 3 were not filed for Ms. Huay and Ms. Lei. Ms. Huay and Ms. Lei resigned as Directors on July 27, 2023. On October 27, 2023, the Board appointed Mr. Yiwen Zhang and Mr. Song-Yuan Teng as Directors. Forms 3 for Mr. Zhang and Mr. Teng were not filed. On October 16, 2024, Thomas A. Steele resigned from his position as Director on October 16, 2024 and was replaced by Sean Filson. A Form 3 for Mr. Filson was not filed.

Family Relationships

There are no family relationships among any of our executive officers or directors.

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

Director Independence

Our Board is composed of a majority of “independent directors.” In determining whether a director is independent, we use the definition of “independence” applied by Nasdaq under Nasdaq Rule 5601(a)(2) and the SEC under Rule 10A-3 of the Exchange Act. Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Yiwen Zhang, Sean Filson and Hui-Ying Zhuang are independent directors.

Involvement in Certain Legal Proceedings

Except as disclosed below, to our knowledge, none of our current directors or executive officers has, during the past ten (10) years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Insider Trading Policy

All officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries are subject to our Insider Trading Policy. The Insider Trading Policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in the trading of our securities. To ensure compliance with the Insider Trading Policy and applicable federal and state securities laws, all officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries must refrain from the sale or purchase of our securities except in specific designated trading windows or pursuant to 10b5-1 trading plans that were preapproved. Even during a trading window period, certain insiders, including our named executive officers and directors, must comply with our designated pre-clearance policy prior to trading in our securities. On March 30, 2025, we adopted the Insider Trading Policy and have not adopted any non-Rule 10b5-1 trading arrangements for any officers or directors.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all cash compensation paid by us, as well as certain other compensation paid or accrued, for the years ended December 31, 2024 and 2023 for all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year.

Name and Principal Position	Fiscal Year	Salary ($)		Equity Awards ($)(1)		Total ($)
Yin-Chieh (“Jeff”) Cheng(2)	2024	–		–		–
Former Chairman of the Board, Former President, Former CEO and Former Director	2023	–		1,901,806		1,901,806

David Yu-Lung Kou(3)	2024	–		–		–
Former Acting Chief Executive Officer and Former Director	2023	–		–		–

Andy Ching-An Jin(4)	2024	32,820		158,436		194,436
Chief Executive Officer	2023	11,179	(5)	106,800	(5)	121,800	(5)

Shun-Chih Chuang	2024	72,000		–		72,000
Chief Financial Officer	2023	72,000		–		72,000

Feng-Hua Chen	2024	–		–		–
Chief Operation Officer	2023	–		–		–

Song-Yuan Teng	2024	21,000		–		21,000
Director	2023	–		–		–

(1)	The amounts shown represent the aggregate grant date fair value of these warrant awards granted during each fiscal year shown, computed in accordance with FASB ASC Topic 718.
(2)	Pursuant to the Cheng Consulting Agreement, dated December 27, 2018, we agreed to issue Mr. Cheng 250,000 Series A warrants per quarter for 20 quarters (i.e., 5 years) for a total amount of 5,000,000 Series A warrants, subject to his continued services as our Chairman of the Board. Each Series A warrant is exercisable to purchase one share of common stock for $0.50 per share from the date of vesting until April 23, 2026. The value of the awards granted for the years ended December 31, 2022 and December 31, 2021 was $1,901,806 and $11,053,267, respectively, using the Black Scholes methodology. Due to the 2-for-3 reverse stock split of our common stock, the amount of shares issuable upon the unexercised warrants was adjusted to 2,000,000 and the exercise price was adjusted to $0.75 per share. As of December 31, 2023 and December 31, 2024, none of the Series A warrants were outstanding.
(3)	Due to the passing of Yin-Chieh (“Jeff”) Cheng, the Board appointed David Yu-Lung Kou as acting Chief Executive Officer of the Company effective July 13, 2023. Mr. Kou resigned on July 27, 2023.
(4)	On July 31, 2023, the Board appointed Andy Ching-An Jin as Chief Executive Officer of the Company effective July 31, 2023.
(5)	Andy Ching-An Jin is paid a salary of $36,000 per year as Chief Executive Officer of the Company.

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

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board meetings. However, our directors, do not receive any other compensation for serving on the Board.

Outstanding Equity Awards

As of December 31, 2024, there are no equity awards held by the named executive officers.

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

The 2018 Equity Incentive Plan

In 2018, the Board and stockholders adopted Nocera, Inc.’s 2018 Stock Option and Award Incentive Plan, effective December 31, 2018. The 2018 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, and (iii) stock purchase rights. The 2018 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The 2018 Plan is administered by the Compensation Committee. The Board reserved 6,666,667 (post-split) shares of common stock under the 2018 Plan. No awards have been granted to any of our officers or directors pursuant to the 2018 Plan. As of December 31, 2024, a total of 5,956,667 shares of common stock are available for future issuance pursuant to the 2018 Plan.

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

The following table sets forth certain information, as of December 31, 2024 with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our voting stock, (2) each of our directors, (3) each executive officer and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the voting stock is determined in accordance with the rules of the SEC and includes any shares of company voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of April 1, 2025. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of voting stock held by them. Applicable percentage ownership in the following table is based on 14,247,539 shares of common stock issued and outstanding on April 1, 2025, plus, for each individual, any securities that individual has the right to acquire within 60 days of April 1, 2025.

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

Name and Address of Beneficial Owner (1)	Title	Beneficially owned		Percentage of Outstanding Shares of Common Stock (2)
Officers and Directors
Andy Chin-An Jin	Chief Executive Officer	240,000	(3)	1.6%
Shun-Chih (“Jimmy”) Chuang	Chief Financial Officer	520,001	(4)	3.6%
Feng-Hua (“Howard”) Chen	Chief Operating Officer	–		–
Gerald H. Lindberg	Secretary, Director	–		–
David Yu-Lung Kou	Director	–		–
Sean Filson	Director	–		–
Officers and Directors as a Group (total of 7 persons)		740,001		5.2%

5% Stockholders
Marina S. Fiorino		695,734	(5)	4.8%
Min-Huay Cheng Lu		876,151	(6)	6.1%
Han-Chieh Shih		1,320,000	(7)	9.2%
Erik Nelson		646,553	(8)	4.5%
Yin-Chieh Cheng		4,586,083	(9)	32.1%

(1)	Unless otherwise indicated, the principal address of the named officers and directors c/o Nocera, Inc., 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan.
(2)	Based on 14,147,539 shares of common stock issued and outstanding as of April 1, 2025. Any shares of common stock not outstanding which are issuable upon the exercise or conversion of other securities held by a person within the next 60 days are considered to be outstanding when computing such person’s ownership percentage of common stock but are not when computing anyone else’s ownership percentage.
(3)	This does not include 60,000 shares of restricted stock that vests on July 31, 2024 pursuant to the Jin Employment Agreement.
(4)	Includes 125,000 shares of common stock issuable upon the exercise of Class A Warrants at a price of $0.75 per share until April 23, 2026.
(5)	The address for Ms. Fiorino is 1 San Marzano sul Sarno, Italy 84010.
(6)	Ms. Cheng Lu’s business address is 15F., No. 464, Sec 3, Jiayuan Rd., Shulin Dist., New Taipei City 238665, Republic of China.
(7)	Includes (i) 53,334 shares of common stock issuable upon the conversion of 80,000 shares of Series A Preferred Stock. Mr. Shih’s business address is 7F., No. 262, Zhong Zheng Rd., Xizhi Dist., New Taipei City 22109, Republic of China.
(8)	Includes (i) 333,334 shares of common stock held by Sterling Holdings, LLC, an entity of which Mr. Nelson has voting and dispositive control; (ii) 1,734 shares personally held by Mr. Nelson; and (iii) 311,485 shares of common stock issuable upon the exercise of Class A Warrants for $0.75 per share until April 23, 2026. This does not include 121,849 shares of common stock issuable upon the exercise of Class A Warrants for $0.75 per share until April 23, 2026 and 433,334 shares of common stock issuable upon the exercise of Class B Warrants for $1.50 per share until April 23, 2026 since such Class A Warrants and Class B Warrants contain blockers that prohibit the holder from exercising warrants if such exercise will result in the beneficial ownership of more than 4.99% (or if the holder elects, 9.99%) of our outstanding stock. Mr. Nelson was our former Secretary and Director and resigned on December 31, 2021. Mr. Nelson’s business address is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(9)	Mr. Cheng is our former Chief Executive Officer, former President, former Chairman of the Board, and former director. His address is 15F., No. 464, Sec 3, Jiayuan Rd., Shulin Dist., New Taipei City 238665, Taiwan (R.O.C.).

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

During the years ended December 31, 2024 and 2023, our former independent auditor Centurion ZD CPA & Co. billed an aggregate of $113,600 and $126,500, respectively. On October 16, 2024, Centurion ZD CPA & Co. resigned as our independent public accountants.

During the year ended December 31, 2023 and from January 1, 2024 until October 16, 2024, we engaged Centurion ZD CPA & Co. as our independent registered accounting firm. On October 16, 2024, we appointed Enrome LLP to serve as our independent auditor. Our independent auditor billed an aggregate of $230,000 through December 31, 2024 for professional services rendered for the audit of our 2024 annual financial statements. We incurred fees from Centurion ZD CPA & Co. for the year ended December 31, 2023 and from January 1, 2024 until October 16, 2024 and from Enrome LLP for the year ended December 31, 2024, as discussed below:

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees	$233,600	$126,500
Audit-Related Fees (1)	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$233,600	$126,500

(1)	Fees incurred in conjunction with consents for various registration statements filed during the 2024 and 2023 fiscal years.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The following Financial Statements and Supplementary Data of Nocera, Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Balance Sheets at December 31, 2024 and 2023;

•	Statements of Operations for the years ended December 31, 2024 and 2023;

•	Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2024 and 2023;

•	Statements of Cash Flows for the years ended December 31, 2024 and 2023; and

•	Notes to Financial Statements.

2. Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
3.1	Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.2 to Form 10-K filed on March 23, 2022.
3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.6 to Form 10-K filed on March 23, 2022.
3.3	Certificate of Amendment of Articles of Incorporation of the Registrant	Filed as Exhibit 3.7 to Form 10-K filed on March 23, 2022.
3.4	Certificate of Change of the Registrant	Filed as Exhibit 3.3 to Form 10-12G filed on October 19, 2018.
3.5	Amended and Restated Bylaws of the Registrant	Filed as Exhibit 3.1 to Form 8-K filed on February 28, 2022.
3.6	Articles of Incorporation of GSI Acquisition Corp.	Filed as Exhibit 3.3 to Form 8-K12G3 filed on January 31, 2019.
3.7	Articles of Association of Grand Smooth Inc Limited	Filed as Exhibit 3.4 to Form 8-K12G3 filed on January 31, 2019.
3.8	Agreement and Plan of Merger, dated as of December 27, 2018, by and among the Registrant, Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 10.1 to Form 8-K filed on December 31, 2018.
3.9	Amended Agreement and Plan of Merger, dated as of December 27, 2018, and effective as of December 31, 2018, by and among the Registrant, Grand Smooth Inc Limited and GSI Acquisition Corp.	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
3.10	Statement of Merger – GSI Acquisition Corp. and Grand Smooth Inc Limited	Filed as Exhibit 3.5 to Form 8-K12G3 filed on January 31, 2019.
4.1	Description of Nocera, Inc.’s securities registered under section 12 of the Securities Exchange Act of 1934, as amended	Filed as Exhibit 4.1 to Form 10-K filed on March 23, 2022.
10.1†	2018 Nocera, Inc. Stock Option and Award Incentive Plan	Filed as Exhibit 10.2 to Form 8-K12G3 filed on January 31, 2019.
10.2	Share Exchange Agreement	Filed as Exhibit 10.1 to Form 8-K12G3 filed on January 31, 2019.
10.3†	Consulting Agreement dated as of December 27, 2018, between Nocera, Inc. and Yin-Chieh Cheng	Filed as Exhibit 2.1 to Form 8-K12G3 filed on January 31, 2019.
10.4	Regional Agency Cooperation Agreement dated as of September 2019, by and between Grand Smooth Inc Ltd and Jie Hao Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on October 30, 2019.
10.5	Procare International Co., Limited Project Contract	Filed as Exhibit 10.1 to Form 8-K filed on January 10, 2020.

10.6	Regional Agency Cooperation Supplementary Agreement dated as of May 31, 2020, by and between Grand Smooth Inc Ltd and JC Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on June 19, 2020.
10.7	Consulting Agreement dated as of May 15, 2020, between Nocera, Inc. and Atlanta Capital Partners, LLC	Filed as Exhibit 10.2 to Form 8-K filed on June 19, 2020.
10.8	Settlement Agreement and Release dated as of October 8, 2020, by and between Guizhou Wan Feng Hu Zhi Shui Chan Company, Ltd. and Nocera, Inc.	Filed as Exhibit 10.4 to Form 10-Q filed on November 16, 2020.
10.9	Exchange Agreement, Consent, and Representations dated as of December 31, 2020 of the Registrant and Agreement and Plan of Share Exchange for VIE Interest dated as of December 31, 2020, by and between Nocera, Inc., Xin Feng Construction Co. Ltd., and Shunda Feed Co. Ltd	Filed as Exhibit 2.1 to Form 8-K filed on January 4, 2021.
10.10	Voting Rights Proxy Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on January 4, 2021.
10.11	Exclusive Business Cooperation Agreement dated as of December 31, 2020, by and among Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.2 to Form 8-K filed on January 4, 2021.
10.12	Equity Pledge Agreement dated as of December 31, 2020, by and among Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai, Nocera, Inc. and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.3 to Form 8-K filed on January 4, 2021.
10.13	Exclusive Call Option Agreement dated as of December 31, 2020, by and among Nocera, Inc., Hui-Min Tu, Wen-Chih Tsai, Ching-Yao Tsai, Ching-Chao Tsai and Xin Feng Construction Co. Ltd.	Filed as Exhibit 10.4 to Form 8-K filed on January 4, 2021.
10.14	Subscription Agreement dated as of April 1, 2021, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.4 to Form 10-Q filed on May 17, 2021.
10.15	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Shih-Chung Lin	Filed as Exhibit 10.15 to Form 10-K filed on March 23, 2022.
10.16	Consulting Agreement dated as of November 15, 2021, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.16 to Form 10-K filed on March 23, 2022.
10.17†	Employment Agreement dated as of August 16, 2019, by and between Nocera, Inc. and Shun-Chih Chuang	Filed as Exhibit 10.18 to Form 10-K filed on March 23, 2022.
10.18†	Employment Agreement dated as of January 3, 2022, by and between Nocera, Inc. and Gerald H. Lindberg	Filed as Exhibit 10.15 to Form S-1 filed on July 20, 2022.
10.19†	Addendum, dated December 31, 2021, to that certain Employment Agreement, dated August 16, 2019, between Nocera, Inc. and Shun-Chih Chuang	Filed as Exhibit 10.15 to Form S-1 filed on July 20, 2022.
10.20†	Employment Agreement, dated September 1, 2022, between Nocera, Inc. and Mr. Hong-Wen Ruan	Filed as Exhibit 10.1 to Form 8-K filed on September 1, 2022.
10.21	VIE Purchase, dated September 7, 2022, between Nocera, Inc., Meixin Institutional Food Development Co., Ltd., and the Selling Stockholder	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.22	Voting Rights Proxy Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.23	Exclusive Business Cooperation Agreement, September 7, 2022, between Nocera, Inc. and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.24	Equity Pledge Agreement, dated September 7, 2022, between Nocera, Inc. the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.25	Exclusive Call Option Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.26	Real Estate Purchase Agreement, dated September 8, 2022	Filed as Exhibit 10.1 to Form 8-K filed on September 13, 2022.

10.27	Farmers Vending Co. Ltd. Purchase Agreement dated as of September 26, 2022, by and between Farmers Vending Machine Co. Ltd. and Nocera, Inc.	Filed as Exhibit 10.2 to Form 8-K filed on September 30, 2022.
10.28	Purchase of Business Agreement dated as of November 30, 2022, by and between Nocera, Inc. and Han-Chieh Shih	Filed as Exhibit 10.1 to Form 8-K filed on December 2, 2022.
10.29†	Employment Agreement dated as of July 31, 2023, by and between Nocera, Inc. and Andy Jin	Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2023.
10.30†	Employment Agreement dated as of January 5, 2024, by and between Nocera, Inc. and Feng-Hua Chen	Filed as Exhibit 10.1 to Form 10-K filed on January 10, 2024.
10.31	Share Exchange Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd., Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. and the selling stockholder	Filed as Exhibit 10.1 to Form 8-K filed on February 6, 2024.
10.32	Voting Rights Proxy Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd. and the selling stockholder	Filed as Exhibit 10.2 to Form 8-K filed on February 6, 2024.
10.33	Exclusive Business Cooperation Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd., Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. and the selling stockholder	Filed as Exhibit 10.3 to Form 8-K filed on February 6, 2024.
10.34	Equity Pledge Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd. and the selling stockholder	Filed as Exhibit 10.4 to Form 8-K filed on February 6, 2024.
10.35	Exclusive Call Option Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd., Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. and the selling stockholder	Filed as Exhibit 10.5 to Form 8-K filed on February 6, 2024.
10.36	Financial Support Letter dated January 25, 2025	*
14.1	Code of Ethics	Filed as Exhibit 14.1 to Form S-1 filed on July 20, 2022.
19.1	Insider Trading Policy	*
21.1	List of Subsidiaries of Nocera, Inc.	Filed as Exhibit 21.1 to Form 10-K filed on April 1, 2024.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
97.1	Clawback Policy	Filed as Exhibit 97.1 to Form 10-K filed on April 1, 2024.
99.1	Audit Committee Charter	Filed as Exhibit 99.1 to Form S-1 filed on July 20, 2022.
99.2	Compensation Committee Charter	Filed as Exhibit 99.2 to Form S-1 filed on July 20, 2022.
99.3	Nominating and Corporate Governance Committee Charter	Filed as Exhibit 99.3 to Form S-1 filed on July 20, 2022.
101	Interactive Data Files	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Schema Document	*
101.CAL	Inline XBRL Calculation Linkbase Document	*
101.DEF	Inline XBRL Definition Linkbase Document	*
101.LAB	Inline XBRL Label Linkbase Document	*
101.PRE	Inline XBRL Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

____________

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of Nocera, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.
†	Management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Dated: May 6, 2025	By:	/s/ Andy Chin-An Jin
	Name:	Andy Chin-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andy Chin-An Jin	Chief Executive Officer	May 6, 2025
Andy Chin-An Jin	(Principal Executive Officer)

/s/ Shun-Chih Chuang	Chief Financial Officer	May 6, 2025
Shun-Chih Chuang	(Principal Financial and Accounting Officer)

/s/ Gerald H. Lindberg	Director	May 6, 2025
Gerald H. Lindberg

/s/ Yiwen Zhang	Director	May 6, 2025
Yiwen Zhang

/s/ Sean Filson	Director	May 6, 2025
Sean Filson

/s/ Hui-Ying Zhuang	Director	May 6, 2025
Hui-Ying Zhuang

/s/ Song-Yuan Teng	Director	May 6, 2025
Song-Yuan Teng

NOCERA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nocera, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nocera, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows, for each of the years ended December 31, 2024 and 2023  , and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended December 31, 2024 and 2023, in conformity with the accounting principles generally accepted in United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred operating losses of $2,393,803 during the year, had net cash outflow from operating activities amounting to $1,574,709 for the year ended December 31, 2024, and the accumulated deficit of $21,238,881 as of December 31, 2024, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Enrome LLP

We have served as the Company’s auditor since 2024.

Singapore

May 06, 2025

NOCERA, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2024	December 31, 2023
		As Restated
ASSETS
Current assets
Cash and cash equivalents	$484,161	$1,229,580
Accounts receivable, net	144,509	173,395
Inventories, net	–	88,432
Advance to suppliers	8,404	1,732
Prepaid expenses and other assets, net	643,169	10,365
Financial assets at fair value through profit or loss	210	208,697
Total current assets	1,280,453	1,712,201
Property and equipment, net	1,391,845	1,547,801
Intangible assets - customer relations	97,825	114,129
Investment	27,206	–
Goodwill	2,077,728	1,655,182
Other non-current asset	7,505	4,730
Total assets	$4,882,562	$5,034,043
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Other payables and accrued liabilities	$376,660	$155,093
Contract liabilities	72,505	–
Due to related parties	27,116	28,484
Warrant liability	76,847	874,116
Long-term secured other borrowing – current portion	6,631	487,800
Dividend payable	54,312	38,312
Income tax payable	25,126	1,859
Total current liabilities	639,197	1,585,664
Long-term secured other borrowing	23,786	–
Total liabilities	662,983	1,585,664
Commitments and contingencies (Note 22)	–	–
Shareholders’ Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 14,047,539 shares and 11,156,987 shares issued and outstanding as of December 31, 2024 and 2023, respectively) (1)	14,047	11,157
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	80	80
Additional paid-in capital (1)	25,200,265	21,931,112
Statutory and other reserves	191,219	191,219
Accumulated losses	(21,238,881)	(18,868,420)
Accumulated other comprehensive income	12,415	98,906
Total Nocera, Inc.'s shareholders' equity	4,179,145	3,364,054
Non-controlling interests	40,434	84,325
Total shareholders’ equity	4,219,579	3,448,379
Total liabilities and shareholders’ equity	$4,882,562	$5,034,043

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the years ended December 31,
	2024	2023
		As Restated
Net sales	$17,013,132	$23,915,926
Cost of sales	(16,678,871)	(23,720,967)
Gross profit	334,261	194,959

Operating expenses
Impairment of goodwill	(1,159,172)	(2,250,553)
General and administrative expenses	(2,135,336)	(2,346,323)
Total operating expenses	(3,294,508)	(4,596,876)

Other income, net
Other income	690,514	265,266
Net loss from operations before income taxes	(2,269,733)	(4,136,651)

Income tax expenses	(124,070)	(22,703)
Net loss from operations	(2,393,803)	(4,159,354)

Net loss	(2,393,803)	(4,159,354)
Less: Net income attributable to non-controlling interests	39,342	54,395
Net loss attributable to Nocera Shareholders	$(2,354,461)	$(4,104,959)

Other Comprehensive loss
Net loss	(2,393,803)	(4,159,354)
Foreign currency translation income	86,491	4,688
Total comprehensive loss	(2,307,312)	(4,154,666)

Less: Net income attributable to non-controlling interest	39,342	54,395
Less: Foreign currency translation loss attributable to non-controlling interest	4,549	(48,335)
Comprehensive loss attributable to Nocera Shareholders	$(2,263,421)	$(4,148,606)

Loss per share – basic and diluted	$(0.1807)	$(0.4238)
Net loss per share from operations – basic and diluted (1)	$(0.1807)	$(0.4238)

Weighted Average Shares Outstanding - Basic and Diluted	13,249,705	9,814,000

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in US Dollars)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Accumulated	Accumulated Other Comprehensive	Total Nocera Inc.'s Stockholders' Equity	Non- controlling	Total Stockholders'
	Stock(1)	Amount(1)	Stock	Amount	Capital(1)	Reserves	losses	Loss	(Deficit)	Interests	Equity
		$		$	$	$	$	$	$	$	$
Balance as of January 1, 2023	9,243,587	9,243	80,000	80	20,484,518	191,219	(14,747,461)	103,594	6,041,193	141,054	6,182,247
Issuance of common stock	1,383,400	1,384	–	–	625,603	–	–	–	626,987	–	626,987
Consultancy services settled by equities	530,000	530	–	–	657,370	–	–	–	657,900	–	657,900
Share-based compensation	–	–	–	–	163,621	–	–	–	163,621	–	163,621
Foreign currency translation Adjustments	–	–	–	–	–	–	–	(4,688)	(4,688)	(2,334)	(7,022)
Preferred stock dividend	–	–	–	–	–	–	(16,000)	–	(16,000)	–	(16,000)
Net loss	–	–	–	–	–	–	(4,104,959)	–	(4,104,959)	(54,395)	(4,159,354)
Balance as of December 31, 2023 (As Restated)	11,156,987	11,157	80,000	80	21,931,112	191,219	(18,868,420)	98,906	3,364,054	84,325	3,448,379

Balance as of January 1, 2024	11,156,987	11,157	80,000	80	21,931,112	191,219	(18,868,420)	98,906	3,364,054	84,325	3,448,379
Issuance of common stock	2,890,552	2,890	–	–	3,208,322	–	–	–	3,211,212	–	3,211,212
Share-based compensation	–	–	–	–	60,831	–	–	–	60,831	–	60,831
Foreign currency translation Adjustments	–	–	–	–	–	–	–	(86,491)	(86,491)	(4,549)	(91,040)
Preferred stock dividend	–	–	–	–	–	–	(16,000)	–	(16,000)	–	(16,000)
Net loss	–	–	–	–	–	–	(2,354,461)	–	(2,354,461)	(39,342)	(2,393,803)
Balance as of December 31, 2024	14,047,539	14,047	80,000	80	25,200,265	191,219	(21,238,881)	12,415	4,179,145	40,434	4,219,579

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	December 31, 2024	December 31, 2023
		As Restated
	$	$
Cash flows from operating activities:
Net loss	(2,393,803)	(4,159,354)

Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	1,159,172	2,250,553
Depreciation expenses	126,501	171,312
Amortization	16,304	16,305
Deferred income tax	–	–
Gain on fair value change of financial assets at FVTPL	(4,270)	(8,697)
Consultancy services settled by equities	–	657,900
Share-based compensation	60,831	163,621
Changes in operating assets and liabilities:
Accounts receivable, net	22,440	35,043
Inventories	88,550	1,342
Advance to suppliers	–	–
Prepaid expenses and other assets, net	(94,888)	(4,026)
Retention receivables	–	–
Other non-current assets	(281)	(4,865)
Dividend payables	16,000	32,000
Accounts payable	–	(2,631)
Other payables and accrued liabilities	202,794	92,834
Income tax payable	23,210	22,600
Subtract non-cash gain on warrant liability	(797,269)	(305,652)
Advance receipts	–	(42,880)
Net cash provided by (used in) operating activities	(1,574,709)	(1,084,595)

Cash flows from investing activities
Purchase of property and equipment	(956)	(857,870)
Purchase of financial assets at FVTPL	(206)	(200,000)
Proceeds from gain disposal of financial assets at FVTPL	212,963	–
Net cash provided by (used in) investing activities	211,801	(1,057,870)

Cash flows from financing activities:
Bank borrowing	–	(177,089)
Proceeds from issuance of common stock	1,075,414	626,987
Repayment of secured other borrowings	(478,361)	–
Net cash provided by financing activities	597,053	449,898

Net effect of exchange rate changes on cash and cash equivalents	20,436	16,074
Net decrease in cash and cash equivalents	(745,419)	(1,676,493)

Cash and cash equivalents at beginning of year	1,229,580	2,906,074

Cash and cash equivalents at end of year	484,161	1,229,580

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1     PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of Nocera, Inc. (“Nocera” or the “Company”) and its subsidiaries, Grand Smooth Inc. Limited (“GSI”) and Guizhou Grand Smooth Technology Ltd. (“GZ GST” or “WFOE”) and Hangzhou SY Culture Media Co. Ltd. (“SY Culture” or “WFOE”) and Shanghai Nocera Culture Co., Ltd. (“Shanghai Nocera”) and Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. (“Xinca” or “WFOE”), and Meixin Institutional Food Development Co., Ltd. (“Meixin”) that is controlled through contractual arrangements. The Company, GSI, GZ GST, SY Culture, Shanghai Nocera, Xinca, and Mexin are collectively referred to as the “Company”.

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

We have entered into the following contractual arrangements with stockholders of Xinca, which enable us to (1) have the power to direct the activities that most significantly affect the economic performance of Xinca, and (2) receive the economic benefits of Xinca that could be significant to Xinca. We are fully and exclusively responsible for the management of Xinca, assume all of the risk of losses of Xinca, and have the exclusive right to exercise all voting rights of Xinca’s stockholders. Therefore, in accordance with ASC 810 “Consolidation,” we are considered the primary beneficiary of Xinca and have consolidated Xinca’s assets, liabilities, results of operations, and cash flows in the accompanying consolidated financial statements.

(1)	Voting Rights Proxy Agreement & Power of Attorney

Zong Hui and Upward Software (Shanghai) Co., Ltd. (the “Existing Stockholders”) have irrevocably authorized us, or the individual then designated by us (the “Attorney”), to exercise, on their behalf, the following rights available to them in their capacity as stockholders of Xinca under the then-effective articles of association of Xinca (collectively, the “Powers”): (a) to propose the convening of, and attend, stockholders’ meetings in accordance with the articles of association of Xinca on behalf of the Existing Stockholders; (b) to exercise voting rights on behalf of the Existing Stockholders on all matters required to be deliberated and resolved by the stockholders’ meeting, including, without limitation, the appointment and election of the directors and other executives to be appointed and removed by the stockholders of Xinca, and the sale or transfer of all or part of the equity held by stockholders in Xinca; (c) to exercise other stockholders’ voting rights under the articles of association of Xinca (including any other stockholders’ voting rights stipulated upon an amendment to such articles of association); and (d) other voting rights that stockholders shall enjoy under the laws of the People’s Republic of China (“China”), as amended, revised, supplemented, and re-enacted, regardless of whether they take effect before or after the conclusion of this Agreement. The Existing Stockholders shall not revoke the authorization and entrustment accorded to the Attorney unless we issue a written notice requesting the replacement of the Attorney. In such event, the Existing Stockholders shall immediately appoint such other person as we designate to exercise the foregoing Powers, and such new authorization and entrustment shall supersede, immediately upon its grant, the original authorization and entrustment.

(2)	Exclusive Business Cooperation Agreement

We agree to provide technical consulting and services, including management consulting services, general and financial advisory services, and various general and administrative services (collectively, the “Target Business”), to Xinca as its exclusive technical consulting and service provider in accordance with the terms set forth in this Agreement. Xinca agrees to accept the technical consulting and services provided by us. Xinca further agrees that, without our prior written consent, it shall not accept any technical consulting or services identical or similar to the Target Business from any third party during the term of this Agreement.

(3)	Equity Pledge Agreement

Under the Equity Interest Pledge Agreement between us and Zong Hui and Upward Software (Shanghai) Co., Ltd., the stockholders of Xinca have pledged all of their equity interests in Xinca to us to guarantee the performance of Xinca’s obligations under the Exclusive Business Cooperation Agreement. Under the terms of the agreement, in the event that Xinca or the stockholders breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, we, as the pledgee, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests.

(4)	Exclusive Call Option Agreement

Xinca and its stockholders, Zong Hui and Upward Software (Shanghai) Co., Ltd., have entered into an Exclusive Call Option Agreement with us. Under this agreement, the Xinca stockholders have irrevocably granted us (or our designee) an exclusive option to purchase, to the extent permitted under the laws of China, part or all of their equity interests in Xinca. According to the Exclusive Call Option Agreement, the purchase price shall be the minimum price permitted under applicable Chinese law at the time the share transfer occurs.

The Equity Purchase Agreements with SY Culture

On April 14, 2024, we entered into a Equity Purchase Agreement with Hangzhou SY Culture Media Co. Ltd. (“SY Culture Purchase Agreement”), a domestic funded limited liability company registered in China (P.R.C). The SY Culture Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise, Gui Zhou Grand Smooth Technology Ltd. (“WFOE”), in which we exchanged 600,000 shares of our restricted common stock for a 100% equity in SY Culture.

Note 2      GOING CONCERN

The Company had net loss of $2.3 million, accumulated deficit of $21,238,881, and net cash used in operating activities of $1,574,709 for the year ended December 31, 2024, which raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, would enable to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and it has prepared the consolidated financial statements on a going concern basis.

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

Since the net asset balance as of December 31, 2024, was $4,219,579, management has evaluated its ability to continue as a going concern. While acknowledging the risks of potential delisting and operating cash flow deficits, management has implemented plans to secure funding, reduce costs, and improve liquidity. Based on these factors, management has concluded there is no substantial doubt about the Company’s ability to continue as a going concern.

Note 3      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Basis of Presentation

The accompanying audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for annual financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 31, 2024.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s audited condensed consolidated financial position as of December 31, 2024, its consolidated results of operations for the year ended December 31, 2024, cash flows for the year ended December 31, 2024 and change in equity for the year ended December 31, 2024, as applicable, have been made. Operating results for the year ended December 31, 2024 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024 or any future periods.

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for annual financial information.

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

There were five customers who represented 81.80% of the Company’s total revenue during the years ended December 31, 2024. There were four customers who represented 80.85% of the Company’s total revenue during the year ended December 31, 2023.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	December 31, 2024	December 31, 2023

Percentage of the Company’s accounts receivable
Customer A	70.98%	60.11%
Customer B	–	21.99%
Customer C	–	–
Customer D	–	16.10%
Customer E	17.32%	–
Customer F	11.70%	–
	100%	98.19%

The following table sets forth a summary of single suppliers who represent 10% or more of the Company’s total purchase:

	For the years ended December 31,
	2024	2023

Percentage of the Company’s purchase
Supplier A	–	11.67%
Supplier B	–	10.06%
Supplier C	11.81%	–
	11.81%	21.73%

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of December 31, 2024 and 2023 were $484,161 and $1,229,580, respectively.

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

Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, which are shown as follows.

Useful life
Land	Indefinite, as per land titles
Equipment	3 years

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

The Company mainly offers and generates revenue from the fish trading business, bento box and fruit and vegetable processing business, and E-commerce live streaming business. Revenue recognition policies are discussed as follows:

Aquatic product trading revenue

The Company engages in the trading of fish, primarily eels. Revenue is generated when the Company receives customer orders specifying product types and requirements. Upon receiving an order, the Company arranges the harvesting of the eels, inspects the products to ensure compliance with the customer’s specifications, and coordinates delivery. Revenue is recognized at a point in time when control of the goods is transferred to the customer, typically upon delivery, which is the point at which the performance obligation is satisfied.

Bento box and produce processing revenue

The Company also operates a bento box and fresh produce processing business, primarily involving vegetables and fruits. The revenue recognition model for this segment is similar to the aquatic product trading business. Upon receiving customer orders, the Company processes and packages the required food or agricultural products, ensures product quality and conformity to order specifications, and arranges delivery. Revenue is recognized at a point in time, generally upon the transfer of the processed goods to the customer.

E-commerce live-streaming commission revenue

The Company acts as an agent in facilitating the sale of third-party products through live-streaming e-commerce platforms. The Company does not take control of the goods sold, and commission revenue is recognized on a net basis. Revenue is recognized at the point in time when the underlying product is sold and shipment is confirmed by the seller, which indicates the Company has fulfilled its performance obligation of facilitating the sale.

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

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The Company records interest and penalties on uncertain tax provisions as income tax expense. There are no uncertain tax positions as of December 31, 2024 and 2023, and the Company has no accrued interest or penalties related to uncertain tax positions. The company does not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of the Company’s net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar (“US$”). The functional currency of the Company’s subsidiary and the consolidated VIE is RMB. In the consolidated financial statements, the financial information of the Company’s subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of December 31, 2024 and 2023 are 7.3512 and 7.1258, respectively. The annual average exchange rates for the year ended December 31, 2024 and 2023 are 7.2391 and 7.1162, respectively.

(Loss) Earnings per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to holders of common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of January 15, 2024 (inception). There was no effect to the Company’s presented financial statements.

In September 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The FASB is issuing the amendments in this ASU to enhance the transparency and decision usefulness of income tax disclosures. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. While investors find these disclosures helpful, they suggested possible enhancements to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The FASB decided that the amendments should be effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU 2020-06 as of January 15, 2024 (inception). There was no effect to the Company’s presented financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This update provides clarity on how to determine whether profits interest and similar awards should be accounted for under Topic 718. It introduces factors to consider in making that determination and aims to reduce diversity in practice. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. This update aims to improve the disaggregation of certain income statement expenses to provide more detailed information about the nature of expenses. The amendments are effective for public business entities for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 4     RESTATEMENT OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS

In connection with the preparation of this Annual Report on Form 10-K, the Company identified and corrected errors in the unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2024. The errors related primarily to the fair value remeasurement of warrant liabilities under ASC 815 and certain classification errors within assets and liabilities. The Company did not remeasure its warrant liability at the end of each interim reporting period as required. In addition, adjustments were required to properly reflect the timing and classification of certain assets and liabilities.

As a result, the financial statements for the aforementioned interim periods have been restated to correct these errors. The following tables summarize the impact of the restatement on the affected financial statement line items:

CONDENSED CONSOLIDATED BALANCE SHEETS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	December 31, 2023
	As Reported	Restatement Adjustments	As Restated
	(Audited)	(Unaudited)	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$1,229,580	$–	$1,229,580
Accounts receivable, net	173,395	–	173,395
Inventories, net	88,432	–	88,432
Advance to suppliers	1,732	–	1,732
Prepaid expenses and other assets, net	10,365	–	10,365
Financial assets at fair value through profit or loss	208,697	–	208,697
Total current assets	1,712,201	–	1,712,201
Deferred tax assets, net	–	–	–
Property and equipment, net	1,547,801	–	1,547,801
Intangible assets - customer relations	114,129	–	114,129
Goodwill	1,655,182	–	1,655,182
Other non-current asset	4,730	–	4,730
Total assets	$5,034,043	$–	$5,034,043
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	$–	–	$–
Other payables and accrued liabilities	34,093	121,000	155,093
Advance receipts	–	–	–
Due to related parties	28,484	–	28,484
Warrant liability	1,179,768	(305,652)	874,116
Long-term secured other borrowing – current portion	487,800	–	487,800
Dividend payable	38,312	–	38,312
Income tax payable	1,859	–	1,859
Total current liabilities	1,770,316	(184,652)	1,585,664
Deferred tax liabilities, net	–	–	–
Long-term secured other borrowing	–	–	–
Total liabilities	1,770,316	(184,652)	1,585,664
Commitments and contingencies	–	–	–
Shareholders’ Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 12,956,987 shares and 11,156,987 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively) (1)	11,157	–	11,157
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	80	–	80
Additional paid-in capital	21,931,112	–	21,931,112
Statutory and other reserves	191,219	–	191,219
(Accumulated losses) retained earnings	(19,053,072)	184,652	(18,868,420)
Accumulated other comprehensive loss	98,906	–	98,906
Total Nocera, Inc.’s shareholders’ equity	3,179,402	184,652	3,364,054
Non-controlling interests	84,325	–	84,325
Total shareholders’ equity	3,263,727	184,652	3,448,379
Total liabilities and shareholders’ equity	$5,034,043	$–	$5,034,043

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	For the years ended December 31, 2023
	As Reported	Restatement Adjustment	As Restated
	$	$	$
Net sales	23,915,926	–	23,915,926
Cost of sales	(23,720,967)	–	(23,720,967)
Gross profit	194,959	–	194,959

Operating expenses
Impairment of goodwill	(2,250,553)	–	(2,250,553)
General and administrative expenses	(2,225,323)	(121,000)	(2,346,323)
Total operating expenses	(4,475,876)	(121,000)	(4,596,876)

(Loss) Income from operations	(4,280,917)	(121,000)	(4,401,917)

Other income (expense)	(40,386)	305,652	265,266
(Loss) Income before income taxes	(4,321,303)	184,652	(4,136,651)

Income tax expense	(22,703)	–	(22,703)
Net (loss) income	(4,344,006)	184,652	(4,159,354)

Less: Net loss attributable to non-controlling interests	54,395	–	54,395
Net (loss) income attributable to the company	(4,289,611)	184,652	(4,104,959)
	–		–
Comprehensive Income	–		–
Net (loss) income	(4,344,006)	184,652	(4,159,354)
Foreign currency translation (loss) gain	4,688	–	4,688
Total comprehensive (loss) income	(4,339,318)	184,652	(4,154,666)

Less: comprehensive loss attributable to non-controlling interest	6,060	48,335	54,395
Less: Foreign currency translation loss attributable to non-controlling interest	–	(48,335)	(48,335)
Comprehensive (loss) income attributable to the Company	(4,333,258)	184,652	(4,148,606)

(Loss) Income per share
Basic	(0.4383)	0.0145	(0.4238)
Diluted	(0.4383)	0.0145	(0.4238)

Weighted average number of common shares outstanding
Basic	9,814,000	–	9,814,000
Diluted	9,814,000	–	9,814,000

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	For the years ended December 31, 2023
	As Reported	Restatement Adjustment	As Restated
	$	$	$
Cash flows from operating activities:
Net (loss) income	(4,344,006)	184,652	(4,159,354)
Adjustments to reconcile net income to net cash used in operating activities:
Impairment of goodwill	2,250,553	–	2,250,553
Depreciation expenses	171,312	–	171,312
Deferred income tax	22,744	(22,744)	–
Amortization of intangible assets	16,305	–	16,305
Loss on fair value change of financial assets at FVTPL	(8,697)	–	(8,697)
Consultancy services settled by equities	657,900	–	657,900
Share-based compensation	163,621	–	163,621
Changes in operating assets and liabilities:
Accounts receivable, net	35,043	–	35,043
Inventories	1,342	–	1,342
Advance to suppliers	–	–	–
Prepaid expenses and other assets, net	(4,026)	–	(4,026)
Other non-current assets	(4,865)	–	(4,865)
Dividend payable	–	32,000	32,000
Accounts payable	(2,631)	–	(2,631)
Other payables and accrued liabilities	3,834	89,000	92,834
Income tax payable	22,600	–	22,600
Subtract non-cash gain on warrant liability	–	(305,652)	(305,652)
Advance Receipts	(42,880)	–	(42,880)
Net cash used in operating activities	(1,061,851)	(22,744)	(1,084,595)

Cash flows from investing activities:
Purchase of property and equipment	(857,870)	–	(857,870)
Purchase of financial assets at FVTPL	(200,000)	–	(200,000)
Net cash inflow from acquisition of a subsidiary	–	–	–
Net cash used in investing activities	(1,057,870)	–	(1,057,870)

Cash flows from financing activities:
Bank borrowing	(163,454)	(13,635)	(177,089)
Proceeds from issuance of common stock	626,987	–	626,987
Net cash provided by (used in) financing activities	463,533	(13,685)	449,898

Effect of exchange rate changes on cash and cash equivalents	(20,306)	36,379	16,074
Net increase in cash and cash equivalents	(1,676,493)	–	(1,676,493)
Cash and cash equivalents at beginning of period	2,906,074	–	2,906,074
Cash and cash equivalents at end of period	1,229,580	–	1,229,580

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–	–
Cash paid for Income taxes	–	–	–

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	March 31, 2024
	As Reported	Restatement Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$961,777	$–	$961,777
Accounts receivable, net	172,310	–	172,310
Inventories, net	86,445	–	86,445
Advance to suppliers	1,732	–	1,732
Prepaid expenses and other assets, net	506,257	–	506,257
Financial assets at fair value through profit or loss	211,106	–	211,106
Total current assets	1,939,627	–	1,939,627
Deferred tax assets, net	–	–	–
Property and equipment, net	1,537,692	–	1,537,692
Intangible assets - customer relations	110,053	–	110,053
Goodwill	3,006,885	–	3,006,885
Other non-current asset	378,161	(368,504)	9,657
Total assets	$6,972,418	$(368,504)	$6,603,914
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	$368,505	(368,505)	$–
Other payables and accrued liabilities	153,509	1,049	154,558
Advance receipts	36,404	–	36,404
Due to related parties	27,482	–	27,482
Warrant liability	1,179,768	(503,495)	676,273
Long-term secured other borrowing – current portion	426,322	–	426,322
Dividend payable	38,312	–	38,312
Income tax payable	1,818	119,951	121,769
Total current liabilities	2,232,120	(751,000)	1,481,120
Deferred tax liabilities, net	–		–
Long-term secured other borrowing	36,087	–	36,087
Total liabilities	2,268,207	(751,000)	1,517,207
Commitments and contingencies	–	–	–
Shareholders’ Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 12,956,987 shares and 11,156,987 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively) (1)	12,957	–	12,957
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	80	–	80
Additional paid-in capital	23,924,311	–	23,924,311
Statutory and other reserves	191,219	–	191,219
Accumulated losses	(19,539,492)	382,496	(19,156,996)
Accumulated other comprehensive loss	41,599	–	41,599
Total Nocera, Inc.’s shareholders’ equity	4,630,674	382,496	5,013,170
Non-controlling interests	73,537	–	73,537
Total shareholders’ equity	4,704,211	382,496	5,086,707
Total liabilities and shareholders’ equity	$6,972,418	$(368,504)	$6,603,914

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Three months ended March 31, 2024
	As Reported	Restatement Adjustment	As Restated
	$	$	$
Net sales	4,899,880	–	4,899,880
Cost of sales	(4,815,919)	–	(4,815,919)
Gross profit	83,961	–	83,961

Operating expenses
General and administrative expenses	(575,611)	124,147	(451,464)
Total operating expenses	(575,611)	124,147	(451,464)

(Loss) Income from operations	(491,650)	124,147	(367,503)

Other income (expense)	(2,270)	197,843	195,573
(Loss) Income before income taxes	(493,920)	321,990	(171,930)

Income tax expense	–	(124,146)	(124,146)
Net (loss) income	(493,920)	197,844	(296,076)

Less: Net loss attributable to non-controlling interests	(7,500)	–	(7,500)
Net (loss) income attributable to the company	(486,420)	197,844	(288,576)

Comprehensive Income
Net (loss) income	(493,920)	197,844	(296,076)
Foreign currency translation (loss) gain	57,307	–	57,307
Total comprehensive (loss) income	(436,613)	197,844	(238,769)

Less: comprehensive loss attributable to non-controlling interest	(5,622)	(1,878)	(7,500)
Less: Foreign currency translation loss attributable to non-controlling interest	–	1,878	1,878
Comprehensive (loss) income attributable to the Company	(430,991)	197,844	(233,147)

(Loss) Income per share
Basic	(0.0407)	0.0166	(0.0241)
Diluted	(0.0407)	0.0166	(0.0241)

Weighted average number of common shares outstanding
Basic	11,956,987	–	11,956,987
Diluted	11,956,987	–	11,956,987

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Three months ended March 31, 2024
	As Reported	Restatement Adjustment	As Restated
	$	$	$
Cash flows from operating activities:
Net (loss) income	(493,920)	197,844	(296,076)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	22,559	–	22,559
Deferred income tax	(922)	–	(922)
Amortization of intangible assets	4,076	–	4,076
Loss on fair value change of financial assets at FVTPL	(2,409)	–	(2,409)
Consultancy services settled by equities	–	–	–
Share-based compensation	14,999	–	14,999
Changes in operating assets and liabilities:
Accounts receivable, net	(4,170)	(1)	(4,171)
Inventories	–	–	–
Advance to suppliers	–	–	–
Prepaid expenses and other assets, net	(117,346)	–	(117,346)
Other non-current assets	69	–	69
Accounts payable	–	–	–
Other payables and accrued liabilities	116,071	(1)	116,070
Income tax payable	–	–	–
Subtract non-cash gain on warrant liability	–	(197,843)	(197,843)
Advance Receipts	–	–	–
Net cash used in operating activities	(460,993)	(1)	(460,994)

Cash flows from investing activities:
Purchase of property and equipment	–	–	–
Purchase of financial assets at FVTPL	–	–	–
Net cash inflow from acquisition of a subsidiary	201,863	–	201,863
Net cash used in investing activities	201,863	–	201,863

Cash flows from financing activities:
Repayment of short-term bank loan	(60,678)	–	(60,678)
Net cash provided by (used in) financing activities	(60,678)	–	(60,678)

Effect of exchange rate changes on cash and cash equivalents	52,005	1	52,006
Net increase in cash and cash equivalents	(267,803)	–	(267,803)
Cash and cash equivalents at beginning of period	1,229,580	–	1,229,580
Cash and cash equivalents at end of period	961,777	–	961,777

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–	–
Cash paid for Income taxes	–	–	–

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	June 30, 2024
	As Reported	Restatement Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$586,424	$–	$586,424
Accounts receivable, net	156,517	–	156,517
Inventories, net	85,964	–	85,964
Advance to suppliers	8,423	–	8,423
Prepaid expenses and other assets, net	536,887	1,933	538,820
Financial assets at fair value through profit or loss	–	–	–
Total current assets	1,374,215	1,933	1,376,148
Deferred tax assets, net	27,284	–	27,284
Property and equipment, net	1,486,270	–	1,486,270
Intangible assets - customer relations	105,977	–	105,977
Goodwill	3,236,900	–	3,236,900
Other non-current asset	723,214	(698,582)	24,632
Total assets	$6,953,860	$(696,649)	$6,257,211
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	$696,649	$(696,649)	$–
Other payables and accrued liabilities	71,052	(34)	71,018
Advance receipts	49,480	–	49,480
Due to related parties	27,239	–	27,239
Warrant liability	1,179,768	(863,697)	316,071
Long-term secured other borrowing – current portion	–	–	–
Dividend payable	38,312	–	38,312
Income tax payable	53,650	–	53,650
Total current liabilities	2,116,150	(1,560,380)	555,770
Deferred tax liabilities, net	–	–	–
Long-term secured other borrowing	34,092	–	34,092
Total liabilities	2,150,242	(1,560,380)	589,862
Commitments and contingencies	–	–	–
Shareholders’ Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 12,956,987 shares and 11,156,987 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively) (1)	13,557	–	13,557
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	80	–	80
Additional paid-in capital	24,580,877	–	24,580,877
Statutory and other reserves	191,219	–	191,219
(Accumulated losses) retained earnings	(19,893,770)	821,197	(19,072,573)
Accumulated other comprehensive loss	(146,035)	42,534	(103,501)
Total Nocera, Inc.’s shareholders’ equity	4,745,928	863,731	5,609,659
Non-controlling interests	57,690	–	57,690
Total shareholders’ equity	4,803,618	863,731	5,667,349
Total liabilities and shareholders’ equity	$6,953,860	$(696,649)	$6,257,211

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Three months ended June 30, 2024
	As Reported	Restatement Adjustment	As Restated
	$	$	$
Net sales	6,753,112	–	6,753,112
Cost of sales	(6,707,325)	–	(6,707,325)
Gross profit	45,787	–	45,787

Operating expenses
General and administrative expenses	(308,795)	(45,647)	(354,442)
Total operating expenses	(308,795)	(45,647)	(354,442)

(Loss) Income from operations	(263,008)	(45,647)	(308,655)

Other income	16,136	360,202	376,338
(Loss) Income before income taxes	(246,872)	314,555	67,683

Income tax expense	(122,380)	124,146	1,766
Net (loss) income	(369,252)	438,701	69,449

Less: Net loss attributable to non-controlling interests	(14,974)	–	(14,974)
Net (loss) income attributable to the company	(354,278)	438,701	84,423

Comprehensive Income
Net (loss) income	(369,252)	438,701	69,449
Foreign currency translation (loss) gain	187,634	(42,534)	145,100
Total comprehensive (loss) income	(181,618)	396,167	214,549

Less: comprehensive loss attributable to non-controlling interest	(15,847)	873	(14,974)
Less: Foreign currency translation loss attributable to non-controlling interest	–	(873)	(873)
Comprehensive (loss) income attributable to the Company	(165,771)	396,167	230,396

(Loss) Income per share
Basic	(0.0263)	0.0326	0.0063
Diluted	(0.0263)	0.0326	0.0063

Weighted average number of common shares outstanding
Basic	13,471,273	–	13,471,273
Diluted	13,471,273	–	13,471,273

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Six months ended June 30, 2024
	As Reported	Restatement Adjustment	As Restated
	$	$	$
Net sales	11,652,992	–	11,652,992
Cost of sales	(11,523,244)	–	(11,523,244)
Gross profit	129,748	–	129,748

Operating expenses
General and administrative expenses	(884,406)	78,500	(805,906)
Total operating expenses	(884,406)	78,500	(805,906)

(Loss) Income from operations	(754,658)	78,500	(676,158)

Other income	13,866	558,045	571,911
(Loss) Income before income taxes	(740,792)	636,545	(104,247)

Income tax expense	(122,380)	–	(122,380)
Net (loss) income	(863,172)	636,545	(226,627)

Less: Net loss attributable to non-controlling interests	(22,474)	–	(22,474)
Net (loss) income attributable to the company	(840,698)	636,545	(204,153)

Comprehensive Income
Net (loss) income	(863,172)	636,545	(226,627)
Foreign currency translation (loss) gain	244,941	(42,534)	202,407
Total comprehensive (loss) income	(618,231)	594,011	(24,220)

Less: comprehensive loss attributable to non-controlling interest	(21,469)	(1,005)	(22,474)
Less: Foreign currency translation loss attributable to non-controlling interest	–	1,005	1,005
Comprehensive (loss) income attributable to the Company	(596,762)	594,011	(2,751)

(Loss) Income per share
Basic	(0.0661)	0.05	(0.0161)
Diluted	(0.0661)	0.05	(0.0161)

Weighted average number of common shares outstanding
Basic	12,719,624	–	12,719,624
Diluted	12,719,624	–	12,719,624

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2024

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Six months ended June 30, 2024
	As Reported	Restatement Adjustment	As Restated
	$	$	$
Cash flows from operating activities:
Net (loss) income	(863,172)	636,545	(226,627)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	54,529	–	54,529
Amortization of intangible assets	8,152	–	8,152
Loss on fair value change of financial assets at FVTPL	(4,266)	–	(4,266)
Consultancy services settled by equities	–	–	–
Share-based compensation	30,165	–	30,165
Changes in operating assets and liabilities:
Accounts receivable, net	31,923	–	31,923
Inventories	–	–	–
Advance to suppliers	–	–	–
Prepaid expenses and other assets, net	(399)	–	(399)
Other non-current assets	69	–	69
Accounts payable	–	–	–
Other payables and accrued liabilities	33,217	(121,034)	(87,817)
Income tax payable	51,739	–	51,739
Subtract non-cash gain on warrant liability	–	(558,045)	(558,045)
Advance Receipts	–	–	–
Net cash used in operating activities	(658,042)	(42,535)	(700,577)

Cash flows from investing activities:
Purchase of property and equipment	(956)	–	(956)
Purchase of financial assets at FVTPL	212,963	–	212,963
Net cash inflow from acquisition of a subsidiary	433,678	–	433,678
Net cash used in investing activities	645,685	–	645,685

Cash flows from financing activities:
Repayment of short-term bank loan	(478,361)	–	(478,361)
Net cash provided by (used in) financing activities	(478,361)	–	(478,361)

Effect of exchange rate changes on cash and cash equivalents	(152,438)	42,534	(109,904)
Net Increase (decrease) in cash and cash equivalents	(643,157)		(643,157)
Cash and cash equivalents at beginning of period	1,229,580	–	1,229,580
Cash and cash equivalents at end of period	586,423	–	586,423

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–	–
Cash paid for Income taxes	–	–	–

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	September 30, 2024
	As Reported	Restatement Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$372,270	$–	$372,270
Accounts receivable, net	100,866	–	100,866
Inventories, net	105,130	–	105,130
Advance to suppliers	8,714	–	8,714
Prepaid expenses and other assets, net	626,450	1,560	628,010
Financial assets at fair value through profit or loss	208	–	208
Total current assets	1,213,638	1,560	1,215,198
Deferred tax assets, net	28,468	–	28,468
Property and equipment, net	1,455,478	–	1,455,478
Intangible assets - customer relations	101,901	–	101,901
Goodwill	3,236,900	–	3,236,900
Other non-current asset	1,023,444	(1,013,597)	9,847
Total assets	$7,059,829	$(1,012,037)	$6,047,792
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	$1,012,037	$(1,012,037)	$–
Other payables and accrued liabilities	57,222	42,500	99,722
Advance receipts	32,668	–	32,668
Due to related parties	29,121	–	29,121
Warrant liability	1,179,768	(833,848)	345,920
Long-term secured other borrowing – current portion	–	–	–
Dividend payable	38,312	–	38,312
Income tax payable	40,545	–	40,545
Total current liabilities	2,389,673	(1,803,385)	586,288
Deferred tax liabilities, net	–	–	–
Long-term secured other borrowing	33,700	–	33,700
Total liabilities	2,423,373	(1,803,385)	619,988
Commitments and contingencies	–	–	–
Shareholders’ Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 12,956,987 shares and 11,156,987 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively) (1)	13,637	–	13,637
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	80	–	80
Additional paid-in capital	24,656,130	–	24,656,130
Statutory and other reserves	191,219	–	191,219
(Accumulated losses) retained earnings	(20,179,188)	791,348	(19,387,840)
Accumulated other comprehensive loss	(91,357)	–	(91,357)
Total Nocera, Inc.’s shareholders’ equity	4,590,521	791,348	5,381,869
Non-controlling interests	45,935	–	45,935
Total shareholders’ equity	4,636,456	791,348	5,427,804
Total liabilities and shareholders’ equity	$7,059,829	$(1,012,037)	$6,047,792

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Three months ended September 30,
	As Reported	Restatement Adjustment	As Restated
	$	$	$
Net sales	1,363,101	–	1,363,101
Cost of sales	(1,328,970)	–	(1,328,970)
Gross profit	34,131	–	34,131

Operating expenses
General and administrative expenses	(335,202)	–	(335,202)
Total operating expenses	(335,202)	–	(335,202)

(Loss) Income from operations	(301,071)	–	(301,071)

Other income (expense)	2,180	(29,849)	(27,669)
(Loss) Income before income taxes	(298,891)	(29,849)	(328,740)

Income tax expense	509	–	509
Net (loss) income	(298,382)	(29,849)	(328,231)

Less: Net loss attributable to non-controlling interests	(12,964)	–	(12,964)
Net (loss) income attributable to the company	(285,418)	(29,849)	(315,267)

Comprehensive Income
Net (loss) income	(298,382)	(29,849)	(328,231)
Foreign currency translation (loss) gain	(12,144)	–	(12,144)
Total comprehensive (loss) income	(310,526)	(29,849)	(340,375)

Less: comprehensive loss attributable to non-controlling interest	(11,755)	(6,375)	(18,130)
Less: Foreign currency translation loss attributable to non-controlling interest	–	1,209	1,209
Comprehensive (loss) income attributable to the Company	(298,771)	(24,683)	(323,454)

(Loss) Income per share
Basic	(0.0210)	(0.0022)	(0.0232)
Diluted	(0.0210)	(0.0022)	(0.0232)

Weighted average number of common shares outstanding
Basic	13,607,097	–	13,607,097
Diluted	13,607,097	–	13,607,097

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Nine months ended September 30,
	As Reported	Restatement Adjustment	As Restated
	$	$	$
Net sales	13,016,093	–	13,016,093
Cost of sales	(12,852,214)	–	(12,852,214)
Gross profit	163,879	–	163,879

Operating expenses
General and administrative expenses	(1,219,608)	78,500	(1,141,108)
Total operating expenses	(1,219,608)	78,500	(1,141,108)

(Loss) Income from operations	(1,055,729)	78,500	(977,229)

Other income (expense)	16,046	528,196	544,242
(Loss) Income before income taxes	(1,039,683)	606,696	(432,987)

Income tax expense	(121,871)	–	(121,871)
Net (loss) income	(1,161,554)	606,696	(554,858)

Less: Net loss attributable to non-controlling interests	(35,438)	–	(35,438)
Net (loss) income attributable to the company	(1,126,116)	606,696	(519,420)

Comprehensive Income
Net (loss) income	(1,161,554)	606,696	(554,858)
Foreign currency translation (loss) gain	190,263	–	190,263
Total comprehensive (loss) income	(971,291)	606,696	(364,595)

Less: comprehensive loss attributable to non-controlling interest	(38,390)	2,952	(35,438)
Less: Foreign currency translation loss attributable to non-controlling interest	–	(2,952)	(2,952)
Comprehensive (loss) income attributable to the Company	(932,901)	606,696	(326,205)

(Loss) Income per share
Basic	(0.0865)	0.0466	(0.0399)
Diluted	(0.0865)	0.0466	(0.0399)

Weighted average number of common shares outstanding
Basic	13,017,717	–	13,017,717
Diluted	13,017,717	–	13,017,717

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2024

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Nine months ended September 30, 2024
	As Reported	Restatement Adjustment	As Restated
	$	$	$
Cash flows from operating activities:
Net (loss) income	(1,161,554)	606,696	(554,858)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	112,096	–	112,096
Amortization of intangible assets	12,228	–	12,228
Loss on fair value change of financial assets held at FVTPL	(4,268)	–	(4,268)
Share-based compensation	45,498	–	45,498
Changes in operating assets and liabilities:
Accounts receivable, net	72,907	–	72,907
Inventories	(15,680)	–	(15,680)
Prepaid expenses and other assets, net	(33,253)	(1)	(33,254)
Other non-current assets	(284,616)	284,684	68
Accounts payable	284,684	(284,684)	–
Other payables and accrued liabilities	23,682	(78,500)	(54,818)
Income tax payable	38,713	–	38,713
Subtract non-cash gain on warrant liability	–	(528,196)	(528,196)
Advance Receipts	–	–	–
Net cash used in operating activities	(909,563)	(1)	(909,564)

Cash flows from investing activities:
Purchase of property and equipment	(956)	–	(956)
Purchase of financial assets at FVTPL	(206)	–	(206)
Proceeds from disposal of financial assets at FVTPL	212,963	–	212,963
Net cash inflow from acquisition of a subsidiary	456,003	1	456,004
Net cash used in investing activities	667,804	1	667,805

Cash flows from financing activities:
Repayment of short-term bank loan	(478,361)	–	(478,361)
Net cash provided by (used in) financing activities	(478,361)	–	(478,361)

Effect of exchange rate changes on cash and cash equivalents	(137,190)	–	(137,190)
Net increase in cash and cash equivalents	(857,310)	–	(857,310)
Cash and cash equivalents at beginning of period	1,229,580	–	1,229,580
Cash and cash equivalents at end of period	372,270	–	372,270

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–	–
Cash paid for Income taxes	–	–	–

Note 5     ACCOUNTS RECEIVABLE, NET

As of December 31, 2024 and 2023, accounts receivable consisted of the following:

	December 31, 2024	December 31, 2023
	$	$
Accounts receivable	144,509	173,395
Less: Allowance for doubtful accounts	–	–
Total	144,509	173,395

For the years ended December 31, 2024 and 2023, the Company has recorded provision for doubtful accounts of nil and nil, respectively.

Note 6     INVENTORIES, NET

As of December 31, 2024 and 2023, inventories consisted of the following:

	December 31, 2024	December 31, 2023
	$	$
Raw materials	–	88,432
Total	–	88,432

Note 7     ADVANCE TO SUPPLIERS

Balances of advances to suppliers were $8,404 and $1,732 as of December 31, 2024 and 2023, respectively, which represented prepayments to suppliers for raw materials.

Note 8     PREPAID EXPENSES AND OTHER ASSETS, NET

	December 31, 2024	December 31, 2023
	$	$
Prepaid Expenses	43,158	7,795
Other receivables from third party	600,011	2,570
Prepaid expenses and other assets, net	643,169	10,365

Other receivables as of December 31, 2024 and 2023 were $643,169 and $10,365, respectively. Other receivables include e-commerce live stream receivables for goods and e-commerce sales deposit.

Other receivables from third parties primarily consist of amount due from third parties of $346,630, e-commerce live stream sales deposits of $6,530, and outstanding loans to certain employees totaling $15,198 from Xinca and $176,283 from SY Media, related to the Company’s participation in live stream events. These receivables are expected to be collected within normal payment cycles and are considered part of ongoing operations. Additionally, $5,659 relates to prior-year receivables from GZ GSI for fish sales in China. Management does not expect any collection issues.

Note 9      FINANCIAL ASSETS AT FAIR VALUE THROUGH PROFIT OR LOSS

The fair value of each investment in equity instrument to be measured at fair value through profit or loss is as follows:

	December 31, 2024	December 31, 2023
Financial assets mandatorily measured at fair value through profit or loss	$	$

Funds	210	208,697
Total	210	208,697

Current	210	208,697
Non-Current	–	–
Total	210	208,697

On January 11, 2023, the Company invested $200,000 Morgan Stanley Institutional Fund Trust. Net gain of $4,270 was recognized under changes in fair value of financial assets at fair value through profit or loss in the consolidated statement of profit or loss for the period ended December 31, 2024.

As of December 31, 2024, no financial assets at fair value through profit or loss were pledged with banks as collaterals.

Note 10     PROPERTY AND EQUIPMENT, NET

As of December 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	December 31, 2024	December 31, 2023
	$	$
Land	877,870	877,870
Equipment	911,280	905,430
Less: Accumulated depreciation	(397,305)	(235,499)
Property and equipment, net	1,391,845	1,547,801

Depreciation expenses for the years ended December 31, 2024 and 2023 were $126,501 and $171,312, respectively.

Note 11     GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2024 and December 31, 2023, goodwill and other intangible assets consisted of the followings:

Goodwill

	December 31, 2024	December 31, 2023
	$	$
Goodwill - Meixin	3,905,735	3,905,735
Goodwill - Xinca	1,351,703	–
Goodwill - SY Media	230,015	–
Less: Impairment	(3,409,725)	(2,250,553)
Balance at end of year	2,077,728	1,655,182

During the year ended December 31, 2024 and December 31, 2023, the Company recognized a non-cash goodwill impairment charge of $3,409,725 and $2,250,553, respectively. The goodwill impairment related to the Meixin reporting unit and primarily driven by the loss of a major customer and the associated termination of a significant contract, which materially impacted the projected future cash flows of the reporting unit. This charge does not impact the Company’s cash flows or liquidity position but reflects a reduction in the carrying value of goodwill due to updated expectations of future performance.

Customer relations

	December 31, 2024	December 31, 2023
	$	$
Acquisitions	135,325	135,325
Translation/ Adjustments	–	–
Less: Accumulated amortization	(37,500)	(21,196)
Balance at end of year	97,825	114,129

Note 12       OTHER BORROWINGS

Others loans consisted of the following:

	For the years ended December 31,
	2024	2023

Secured loan from Chailease Finance Co., Ltd wholly repayable within 1 year	$–	$487,800
Total secured loan wholly repayable within 1 year	–	487,800
Secured loan from Chailease Finance Co., Ltd wholly repayable more than 1 year	–	–
Secured car loan from CITIC Bank wholly repayable	30,417	–
Total secured car loan wholly repayable within 1 year	6,631	–
Secured car loan from CITIC Bank wholly repayable more than 1 year	23,786	–
Total	$30,417	$487,800

The loan has been repaid in full.

Note 13     WARRANTS

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2024	December 31, 2023
		As Restated
	$	$
Balance at the beginning of period	874,116	1,179,768
Warrants issued to investors	–	–
Warrants issued to underwriter	–	–
Fair value change of warrants included in earnings	(797,269)	(305,652)
Total	76,847	874,116

The following is a summary of the warrant activity:

Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2022	256,000	3.75	2.66
Exercisable at January 1, 2022	256,000	3.75	2.66
Granted	2,162,000	1.93	4.98
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at December 31, 2022	2,418,000	2.12	4.73
Exercisable at December 31, 2022	2,418,000	2.12	4.73

Outstanding at January 1, 2023	2,418,000	2.12	4.73
Exercisable at January 1, 2023	2,418,000	2.12	4.73
Granted	–	–	–
Exercised / surrendered	(162,854)	1.93	–
Expired	–	–	–
Outstanding at December 31, 2023	2,255,146	2.14	3.65
Exercisable at December 31, 2023	2,255,146	2.14	3.65

Outstanding at January 1, 2024	2,255,146	2.14	3.65
Exercisable at January 1, 2024	2,255,146	2.14	3.65
Granted	–	–	–
Exercised / surrendered	(15,276)	1.93	–
Expired	–	–	–
Outstanding at December 31, 2024	2,239,870	2.14	2.63
Exercisable at December 31, 2024	2,239,870	2.14	2.63

Note 14     LEASES

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

The components of lease expenses for the year ended December 31, 2024 and December 31, 2023 were as follows:

	Statement of Income Location	For the year ended December 31, 2024	For the year ended December 31, 2023
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	83,673	69,442
Total net lease costs		83,673	69,442

Note 15     OTHER PAYABLES AND ACCRUED LIABILITIES

	December 31, 2024	December 31, 2023
	$	$
Accrued Expenses	262,156	140,090
Others	114,504	15,003
Total	376,660	155,093

As of December 31, 2024, other payables and accrued expenses were $376,660, respectively, compared to $155,093 as of December 31, 2023.

Other payables and accrued expenses were $114,504 and $262,156, respectively, compared to $15,003 and $140,090 as of December 31, 2023. The accrued expenses in both periods primarily relate to audit fees. The 2024 other payables mainly consist of amounts related to e-commerce intermediary transactions, specifically payables totaling $100,379 arising from cross-border settlements with Chinese e-commerce platforms. In 2023, other payables primarily represented a dividend payable of $15,003.

Note 16     TAXATION

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

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25% for the year ended December 31, 2024and 2023. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred.

The components of the income tax expense are:

	For the years ended December 31,
	2024	2023
	$	$
Current	124,070	23,703
Total income tax expense	124,070	23,703

The reconciliation of income taxes expenses computed at the TW statutory tax rate (2021: at PRC statutory tax rate) applicable to income tax expense is as follows:

	For the years ended December 31,
	2024		2023
Taiwan (2021 - PRC) income tax statutory rate	20.00%		20.00%
Tax effect of non-deductible expense	(11.84%	)	(11.84%	)
Tax effect of stock-based compensation	(0.6%	)	(3.78%	)
Tax effect of non-taxable income	–%		–%
Tax effect of different tax rates in other jurisdictions	(0.02%	)	(0.04%	)
Others	(1.7%	)	4.34%
Changes in valuation allowance	(–%	)	(–%	)
Effective tax rate	(6.1%	)	(–%	)

3) Deferred tax assets (liabilities), net

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	December 31, 2024	December 31, 2023
	$	$
Deferred tax assets
Tax loss carried forward	–	23,391
Allowance for doubtful receivables	–	–
Total deferred tax assets	–	23,391
Reversal of deferred tax assets	–	(23,391)
Valuation allowance	–	–
Total deferred tax assets, net	–	–

Deferred tax liabilities
Property and equipment, difference in depreciation	–	–

Deferred tax liabilities, net	–	–

The valuation allowance as of December 31, 2024 and 2023 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	December 31, 2024	December 31, 2023
	$	$
Balance at beginning of the year	95,844	95,844
Additions of valuation allowance	–	–
Reductions of valuation allowance	–	–
Balance at the end of the year	95,844	95,844

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

As of December 31, 2024 and 2023, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, since the Company intends to reinvest its earnings to potentially continue its business in mainland China, namely the manufacturing of the RASs through GZ GST, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 17     RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	December 31, 2024	December 31, 2023
	$	$
Mountain Share Transfer, LLC (1)	7,681	7,681
Estate of Mr. Yin-Chieh Cheng (2)	19,435	20,803
	27,116	28,484

___________________

Note:

(1)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, the corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(2)	The amount due to Mr. Yin-Chieh Cheng relates to a prior arrangement. Mr. Yin-Chieh Cheng was vacant as of July 8, 2023, and the Company is evaluating settlement with the estate.

During the period, the Company received a financial communication from the estate of the former Chief Executive Officer and Chair of the Board, Lu Min-Huay Cheng, which is considered a related party due to the former executive’s prior leadership position and significant ownership interest. The nature of the transaction involves the repayment of loans, debt, and other liabilities owed to the estate. While the agreement does not specify individual dollar amounts, the Company has agreed to settle these obligations over a 12-month period beginning January 25, 2025. As of the reporting date, management continues to evaluate the terms and monitor the settlement process.

Note 18     COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each. On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the Company’s common stock issued and outstanding decreased from 10,707,150 shares to 7,138,587 shares. All shares and associated amounts have been retroactively restated to reflect the stock split on August 11, 2022. As of December 31, 2024 and 2023, issued common stock were 14,047,539 shares and 11,156,987, respectively.

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

Issuance of Common Stock

•	On February 20, 2024, we entered into VIE Agreement with Xinca and issued 1,800,000 shares of our common stock in exchange of 100% controlling of Xinca;

•	On April 14, 2024, we entered into an Equity Purchase Agreement with SY Culture and issued 600,000 shares of our common stock in exchange of 100% equity of SY Culture.

Note 19     SHARE-BASED COMPENSATION

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

On December 5, 2023, the Company issued 60,000 shares of our common stock to our Chief Executive Officer, Andy Chin-An Jin.

On August 26, 2024, the Company issued 180,000 shares of our common stock to our Chief Executive Officer, Andy Chin-An Jin.

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	December 31, 2024	December 31, 2023

Dividend yield	N/A	N/A
Risk-free interest rate	4.2%	1.16%
Expected term (in years)	2.74	4.31
Volatility	36.25%	48.15%

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

For the years ended December 31, 2024 and December 31, 2023, $ 60,831 and $163,621 share-based compensation expenses was recognized into additional paid-in capital of the Company, respectively.

As of December 31, 2022, total unrecognized compensation cost related to unvested share-based compensation awards was $11,114,097. This amount is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income over the remaining vesting period of 1.99 years.

Note 20     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2024, the Company engaged in the following significant non-cash investing and financing activities:

•	Issuance of Common Stock:

In 2024, the Company issued 2,890,552 shares of common stock with a par value of $0.01, amounting to $3.2 million as non-cash consideration for business acquisitions and other non-cash considerations. In 2023, the Company issued 1,868,400 shares of common stock (including shares for consulting services) totaling $1.8 million as non-cash consideration for financial advisory services and the cashless exercise of a warrant by the former CEO, also in exchange for non-cash consideration.

•	Preferred Stock Dividend Payable

In both 2024 and 2023, the Company declared preferred stock dividends payable of $16,000 in each of 2024 and 2023, which were settled by increasing accumulated deficit without the use of cash. These dividends were not paid in cash but instead recorded as an increase in dividends payable, thereby increasing accumulated deficit without the use of cash. As of December 31, 2024 and 2023, unpaid preferred dividends totaled $54,312 and $38,312, respectively.

These transactions did not involve the use of cash and, therefore, are not reflected in the accompanying Consolidated Statement of Cash Flows.

Note 21     PREFERRED STOCK

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

Note 22      (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2024 and 2023.

	For the years ended December 31,
	2024	2023
	$	$
Net loss	(2,393,803)	(4,159,354)

Weighted Average Shares Outstanding – Basic and Diluted	13,249,705	9,814,000

Loss per share – basic and diluted	(0.1807)	(0.4238)
Net loss per share from continuing operations – basic and diluted (1)	(0.1807)	(0.4238)

Basic net loss per common share is computed using the weighted average number of the common shares outstanding during the period.

(1)	On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

Note 23     COMMITMENTS AND CONTINGENCIES

Capital commitments

As of December 31, 2024 and 2023, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $nil.

Contingencies

In the ordinary course of business, the Company may be subject to legal proceeding regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

The Company has no significant pending litigation for the year ended December 31, 2024 and 2023.

Lease Commitment

The Company has entered into operating lease agreement for certain office and accommodation as well as fish farming containers for research and develop advanced technology for water circulation applying in fishery. Future minimum lease payments under non-cancellable operating leases with initial terms within one year.

The total future minimum lease payments under non-cancellable short-term leases as of December 31, 2024 are payable as follows:

Lease Commitment
$
Within 1 year	34,863
Total	34,863

NOTE 24     BUSINESS COMBINATION

Meixin Institutional Food Development Company Limited

On September 7, 2022, the Company acquired 80% shares of Meixin. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$7,824
Trade receivables	10,646
Inventory	14,225
Plant and equipment, net	872,939
Intangible assets – customer relations	169,156
Other payables and accrued liabilities	(581,959)
Net assets value	492,831
Net assets acquired @ 80%	394,265
Goodwill	3,905,735
Purchases price	$4,300,000

Xin Feng Construction Co., Ltd.

On November 30, 2022, the Company terminated the VIE agreements with and settled all debt claims as to XFC. The fair values of assets and liabilities of XFC were as follows:

Cash and bank balance	$46,564
Trade receivables	378,798
Inventory	144,968
Prepaid expenses and other current assets	2,000,452
Plant and equipment, net	38,402
Bank borrowing	(19,054)
Other payables and accrued liabilities	(19,839)
Income tax payable	(32,274)
Goodwill	332,040
Net assets acquired	$2,870,057
Consideration received	(300,082)
Loss on disposal of subsidiary	$2,569,975

Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd.

On January 31, 2024, the Company acquired 100% shares of Xinca. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$
Other receivables		379,525
Prepaid rent expense		373,623
Goodwill		1,351,703
Plant and equipment, net		58,887
Depreciation		(562)
Advanced from customers		(36,404)
Long-term secured bank loan		(36,087)
Other payables and accrued liabilities		(369,737)
Net assets value		1,922,811
Purchases price		$1,980,000

Hangzhou SY Culture Media Co. Ltd.

On April 14, 2024, the Company acquired 100% shares of SY Culture. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$206,663
Other receivables	163,814
Advance to supplier	6,691
Investment	27,284
Other payables and accrued liabilities	(755)
Net assets value	403,697
Purchases price	$642,000

Note 25     SUBSEQUENT EVENT

The Company has assessed all subsequent events through [*], 2024 which is the date that these consolidated financial statements are available to be issued and other than the following, there are no further material subsequent event that require disclose in these consolidated financial statements.

