Form 10-Q
period 2025-03-31
NOCERA, INC.
filed 2025-05-15
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

There were 14,367,539 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 15, 2025.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to a variety of factors and risks, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on May 6, 2025.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$531,771	$484,161
Accounts receivable	134,106	144,509
Inventories, net	9,608	–
Advance to suppliers	1,732	8,404
Prepaid expenses and other assets, net	598,199	643,169
Financial assets at fair value through profit or loss	–	210
Total current assets	1,275,416	1,280,453
Property and equipment, net	1,342,060	1,391,845
Intangible assets - customer relations	93,749	97,825
Investment	27,435	27,206
Goodwill	2,077,728	2,077,728
Other non-current asset	4,373	7,505
Total assets	$4,820,761	$4,882,562
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	$13,717	$–
Other payables and accrued liabilities	395,793	376,660
Contract liabilities	78,875	72,505
Due to related parties	38,518	27,116
Warrant liability	85,273	76,847
Long-term secured other borrowing – current portion	28,868	6,631
Dividend payable	54,312	54,312
Income tax payable	11,028	25,126
Total current liabilities	706,384	639,197
Long-term secured other borrowing	–	23,786
Total liabilities	706,384	662,983
Commitments and contingencies (Note 20)	–	–
Shareholder’s Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 14,247,539 shares and 14,047,539 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively) (1)	14,247	14,047
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	80	80
Additional paid-in capital (1)	25,350,065	25,200,265
Statutory and other reserves	191,219	191,219
Accumulated losses	(21,486,898)	(21,238,881)
Accumulated other comprehensive income	15,253	12,415
Total Nocera, Inc.’s shareholders’ equity	4,083,966	4,179,145
Non-controlling interests	30,411	40,434
Total shareholders’ equity	4,114,377	4,219,579
Total liabilities and shareholders’ equity	$4,820,761	$4,882,562

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2025	2024
	$	$
Net sales	4,534,128	4,899,880
Cost of sales	(4,483,178)	(4,815,919)
Gross profit	50,950	83,961

Operating expenses
General and administrative expenses	(334,371)	(451,464)
Total operating expenses	(334,371)	(451,464)

Loss from operations	(283,421)	(367,503)

Other income	25,804	195,573
Loss before income taxes	(257,617)	(171,930)

Income tax expense	–	(124,146)
Net loss	(257,617)	(296,076)

Less: Net loss attributable to non-controlling interests	(9,600)	(7,500)
Net loss attributable to the company	(248,017)	(288,576)

Comprehensive Income
Net loss	(257,617)	(296,076)
Foreign currency translation (loss) gain	(2,838)	57,307
Total comprehensive loss	(260,455)	(238,769)

Less: Net loss attributable to non-controlling interests	(9,600)	(7,500)
Less: Foreign currency translation loss attributable to non-controlling interest	(423)	1,878
Comprehensive loss attributable to the Company	(250,432)	(233,147)

Loss per share
Basic	(0.0175)	(0.0241)
Diluted	(0.0175)	(0.0241)

Weighted average number of common shares outstanding
Basic	14,159,761	11,956,987
Diluted	14,159,761	11,956,987

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2025	2024
	$	$
Cash flows from operating activities:
Net loss	(257,617)	(296,076)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	33,674	22,559
Deferred income tax	–	(922)
Amortization of intangible assets	4,076	4,076
Gain on disposal of financial assets at FVTPL	(3)	–
Gain on fair value change of financial assets at FVTPL	–	(2,409)
Share-based compensation	–	14,999
Changes in operating assets and liabilities:
Accounts receivable, net	11,262	(4,171)
Inventories	(9,936)	–
Advance to suppliers	6,672	–
Prepaid expenses and other assets, net	48,927	(117,346)
Other non-current assets	3,076	69
Accounts payable	13,717	–
Advance from customers	5,802	–
Other payables and accrued liabilities	30,905	116,070
Income tax payable	(14,083)	–
Subtract non-cash gain (loss) on warrant liability	8,426	(197,843)
Net cash used in operating activities	(115,102)	(460,994)

Cash flows from investing activities:
Net cash inflow from acquisition of a subsidiary	–	201,863
Proceeds from gain on disposal of financial assets at FVTPL	213	–
Net cash provided by investing activities	213	201,863

Cash flows from financing activities:
Repayment of short-term bank loan	–	(60,678)
Proceeds from issuance of common stock	150,000	–
Repayment of secured other borrowings	(1,817)	–
Net cash provided by (used in) financing activities	148,183	(60,678)

Effect of exchange rate changes on cash and cash equivalents	14,316	52,006
Net increase (decrease) in cash and cash equivalents	47,610	(267,803)
Cash and cash equivalents at beginning of period	484,161	1,229,580
Cash and cash equivalents at end of period	531,771	961,777

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Accumulated	Accumulated Other Comprehensive	Total Nocera Inc.’s Shareholders’	Non- controlling	Total Shareholders’
	Stock	Amount	Stock	Amount	Capital	Reserves	Losses	Loss	Equity	Interests	Equity
		$		$	$	$	$	$	$	$	$
Balance as of January 1, 2024	11,156,987	11,157	80,000	80	21,931,112	191,219	(18,868,420)	98,906	3,364,054	84,325	3,448,379
Foreign currency translation Adjustments	–	–	–	–	–	–	–	(57,307)	(57,307)	(3,288)	(60,595)
Common stock issuance	1,800,000	1,800	–	–	1,978,200	–	–	–	1,980,000	–	1,980,000
Share-based compensation	–	–	–	–	14,999	–	–	–	14,999	–	14,999
Net loss	–	–	–	–	–	–	(288,576)	–	(288,576)	(7,500)	(296,076)
Balance as of March 31, 2024	12,956,987	12,957	80,000	80	23,924,311	191,219	(19,156,996)	41,599	5,013,170	73,537	5,086,707

Balance as of January 1, 2025	14,047,539	14,047	80,000	80	25,200,265	191,219	(21,238,881)	12,415	4,179,145	40,434	4,219,579
Foreign currency translation Adjustments	–	–	–	–	–	–	–	2,838	2,838	(423)	2,415
Common stock issuance	200,000	200	–	–	149,800	–	–	–	150,000	–	150,000
Net loss	–	–	–	–	–	–	(248,017)	–	(248,017)	(9,600)	(257,617)
Balance as of March 31, 2025	14,247,539	14,247	80,000	80	25,350,065	191,219	(21,486,898)	15,253	4,083,966	30,411	4,114,377

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

Note 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on May 6, 2025.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of March 31, 2025, its consolidated results of operations for the three months ended March 31, 2025, cash flows for the three months ended March 31, 2025 and change in equity for the three months ended March 31, 2025, as applicable, have been made. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024 or any future periods.

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

There were three customers who represent 69.67% of the Company’s total revenue for the three months ended March 31, 2024. There were four customers who represent 84.6% of the Company’s total revenue for the three months ended March 31, 2025.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	March 31, 2025	March 31, 2024
	(Unaudited)	(Audited)
Percentage of the Company’s accounts receivable
Customer A	21.46%	36.78%
Customer B	24.24%	–
Customer C	18.41%	–
Customer D	20.49%	–
Customer E	–	17.82%
Customer F	–	15.07%
	84.6%	69.67%

The following table sets forth a summary of single suppliers who represent 10% or more of the Company’s total purchase:

	March 31, 2025	March 31, 2024
	(Unaudited)	(Audited)
Percentage of the Company’s purchase
Supplier A	10.12%	–
Supplier B	12.40%	–
Supplier C	17.60%	–
Supplier D	11.96%	–
Supplier E	–	13.72%
Supplier F	–	12.47%
Supplier G	–	12.85%
Supplier H	–	11.24%
Supplier I	–	12.24%
	52.08%	62.52%

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

Note 3     ACCOUNTS RECEIVABLE

As of March 31, 2025 and December 31, 2024, accounts receivable consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Accounts receivable	134,106	144,509
Total	134,106	144,509

Note 4      INVENTORIES

As of March 31, 2025 and December 31, 2024, inventories consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Raw materials	9,608	–
Total	9,608	–

Note 5     ADVANCE TO SUPPLIERS

Balances of advances to suppliers were $1,732 and $8,404 as of March 31, 2025 and December 31, 2024, respectively, which represented prepayments to suppliers for raw materials.

Note 6      PREPAID EXPENSES AND OTHER ASSETS, NET

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Prepaid Expenses	41,623	43,158
Other receivables from third party	556,576	600,011
Prepaid expenses and other assets, net	598,199	643,169

Other receivables as of March 31, 2025 and December 31, 2024 were $598,199 and $643,169, respectively. Other receivables include e-commerce live stream receivables for goods and e-commerce sales deposit.

Other receivables from third parties primarily consist of amount due from third parties of $345,980, e-commerce live stream sales deposits of $5,487, and outstanding loans to certain employees totaling $15,326 from Xinca and $187,646 from SY Media, related to the Company’s participation in live stream events. These receivables are expected to be collected within normal payment cycles and are considered part of ongoing operations. Additionally, $1,106 relates to prior-year receivables from GZ GSI for fish sales in China. Management does not expect any collection issues.

Note 7      FINANCIAL ASSETS AT FAIR VALUE THROUGH PROFIT OR LOSS

The fair value of each investment in equity instrument to be measured at fair value through profit or loss is as follows:

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Financial assets mandatorily measured at fair value through profit or loss	$	$
Funds	–	210
Total	–	210

Current	–	210
Non-Current	–	–
Total	–	210

Net gain on disposal of financial assets at FVTPL of $3 was recognized in the consolidated statement of profit or loss for the period ended March 31, 2025.

As of December 31, 2024, no financial assets at fair value through profit or loss were pledged with banks as collaterals.

Note 8      PROPERTY AND EQUIPMENT, NET

As of March 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Land	877,870	877,870
Equipment	901,356	911,280
Less: Accumulated depreciation	(437,166)	(397,305)
Property and equipment, net	1,342,060	1,391,845

Depreciation expenses for the three months ended March 31, 2025 and 2024 were $33,674 and $22,559, respectively.

Note 9     GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2025 and December 31, 2024, goodwill consisted of the following:

Goodwill

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Goodwill - Meixin	3,905,735	3,905,735
Goodwill - Xinca	1,351,703	1,351,703
Goodwill - SY Media	230,015	230,015
Less: Impairment	(3,409,725)	(3,409,725)
Goodwill, net	2,077,728	2,077,728

Customer relations

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
	$	$
Acquisitions	135,325	135,325
Less: Accumulated amortization	(41,576)	(37,500)
Customer relations, net	93,749	97,825

Note 10       OTHER BORROWINGS

Others loans consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)

Secured car loan from CITIC Bank wholly repayable	$28,868	$30,417
Total secured car loan wholly repayable within 1 year	28,868	6,631
Secured car loan from CITIC Bank wholly repayable more than 1 year	–	23,786
Total	$28,868	$30,417

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Balance at the beginning of period	76,847	874,116
Fair value change of warrants included in earnings	8,426	(797,269)
Balance at the end of the period	85,273	76,847

The following is a summary of the warrant activities:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding as of January 1, 2025	2,239,870	2.14	2.63
Exercisable as of January 1, 2025	2,239,870	2.14	2.63
Granted	–	–	–
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding as of March 31, 2025	2,239,870	2.14	2.38
Exercisable as of March 31, 2025	2,239,870	2.14	2.38

Note 12      LEASES

The Company has two non-cancelable lease agreements for certain of the office and accommodation as well as fish farming containers for research and development of advanced technology for water circulation in fish farming containers with original lease periods expiring between 2024 and 2025. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. The Company recognizes rental expense on a straight-line basis over the lease term.

The components of lease expense for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Statement of Income Location	Three months ended March 31, 2025	Three months ended March 31, 2024
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	18,573	18,791
Total net lease costs		18,573	18,791

Note 13     OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Accrued Expenses	211,426	262,156
Others	184,367	114,504
Total	395,793	376,660

As of March 31, 2025, other payables and accrued expenses were $395,793, respectively, compared to $376,660 as of December 31, 2024.

As of March 31, 2025, other payables and accrued expenses were $184,367 and $211,426, respectively, compared to $114,504 and $262,156 as of December 31, 2024. The accrued expenses in both periods primarily relate to audit fees. Other payables mainly consisted of amounts related to e-commerce intermediary transactions, specifically payables arising from cross-border settlements with Chinese e-commerce platforms amounting to $176,374 as of March 31, 2025 and $100,379 as of December 31, 2024.

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

The components of the income tax expense are:

	Three months ended March 31,
	2025	2024
	(Unaudited)	(Audited)
	$	$
Current	–	124,146
Total income tax expense	–	124,146

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate (2022: at PRC statutory rate) applicable to income tax expense is as follows:

	Three months ended March 31,
	2025		2024
	(Unaudited)		(Audited)
Taiwan (2021-PRC) income tax statutory rate	20.00%		20.00%
Tax effect of non-deductible expenses	(14.51%	)	(11.84%	)
Tax effect of stock-based compensation	–%		(0.6%	)
Tax effect of non-taxable income	(1.60%	)	–%
Impact of different tax rates in other jurisdictions	–%		(0.02%	)
Others	(3.89%	)	(1.7%	)
Changes in valuation allowance	–%		(–%	)
Effective tax rate	–		(6.1%	)

The valuation allowance as of March 31, 2025 and December 31, 2024 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following:

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Balance at beginning of the period or year, as applicable	95,844	95,844
Additions of valuation	–	–
Reductions of valuation	–	–
Balance at the end of the period or year, as applicable	95,844	95,844

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

Note 15     RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as following:

	March 31, 2025	December 31, 2024
	$	$
Mountain Share Transfer, LLC (1)	7,681	7,681
Estate of Mr. Yin-Chieh Cheng (2)	19,435	19,435
Feng-Hua Chen (3)	11,402	–
	38,518	27,116

___________________

Note:

(1)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, the previous corporate secretary and director of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(2)	The amount due to Mr. Yin-Chieh Cheng relates to a prior arrangement. Mr. Yin-Chieh Cheng was vacant as of July 8, 2023, and the Company is evaluating settlement with the estate.

(3)	Feng-Hua Chen is the Chief Operating Officer of the company, the balances represented the amount paid on behalf of the Company for its daily operation purpose.

As of March 31, 2025, the Company had outstanding balances with related parties that are non-trade in nature, unsecured, non-interest bearing, and repayable on demand. These balances arose in the ordinary course of operations.

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

Note 16    COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each. On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the Company’s common stock issued and outstanding decreased from 10,707,150 shares to 7,138,587 shares. All shares and associated amounts have been retroactively restated to reflect the stock split on August 11, 2022. As of March 31, 2025 and December 31, 2024, issued common stock were 14,247,539 shares and 14,047,539, respectively.

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

Issuance of Common Stock

•	On February 20, 2024, we entered into VIE Agreement with Xinca and issued 1,800,000 shares of our common stock in exchange of 100% controlling of Xinca;

•	On April 14, 2024, we entered into an Equity Purchase Agreement with SY Culture and issued 600,000 shares of our common stock in exchange of 100% equity of SY Culture.

•	On February 7, 2025, our shareholder exercised 150,000 shares of Warrant Class A in exchange of 100,000 shares of common stock.

•	On February 12, 2025, our shareholder exercised 150,000 shares of Warrant Class A in exchange of 100,000 shares of common stock.

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

On December 5, 2023, the Company issued 60,000 shares of our common stock to our Chief Executive Officer, Andy Chin-An Jin.

On August 26, 2024, the Company issued 180,000 shares of our common stock to our Chief Executive Officer, Andy Chin-An Jin.

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	March 31, 2025	March 31, 2024

Dividend yield	N/A	N/A
Risk-free interest rate	4.2%	1.16%
Expected term (in years)	2.74	4.31
Volatility	36.25%	48.15%

The Company estimated the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield. The Company calculated expected option terms based on the “simplified” method for “plain vanilla” options due to the limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. The Company calculated volatility using the average adjusted volatility of quick company’s feature of Capital IQ for a period of time reflective of the expected option term, while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted. Dividend yield is estimated at our current dividend rate, which adjustments for any known future changes in the rate.

For the years ended December 31, 2024, $60,831 share-based compensation expenses were recognized into additional paid-in capital of the Company, respectively.

Note 18     PREFERRED STOCK

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

Note 19     (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share for the quarters ended March 31, 2025 and 2024.

	For three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
	$	$
Numerator:
Net loss income attributable to the Company	(248,017)	(288,576)

Denominator:
Weighted-average shares outstanding
- Basic	14,159,761	11,956,987
- Diluted	14,159,761	11,956,987

Loss per share:
- Basic	(0.0175)	(0.0241)
- Diluted	(0.0175)	(0.0241)

Note 20     COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company has entered into operating lease agreement for certain office and accommodation as well as fish farming containers for research and develop advanced technology for water circulation applying in fishery. Future minimum lease payments under non-cancellable operating leases with initial terms within one year.

The total future minimum lease payments under non-cancellable short-term leases as of March 31, 2025 are payable as follows:

Lease Commitment
$
Within 1 year	1,827
Total	1,827

Note 21      SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and there are no subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in United States of America (“U.S. GAAP”).   In addition, our unaudited consolidated financial statements and the financial data included in this Quarterly Report on Form 10-Q reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed under the section captioned “Cautionary Statement Regarding Forward-Looking Statements” herein and the section captioned “Risk Factors” as well as any other cautionary language contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 31, 2024. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

Operations Overview

As of December 31, 2019, we provide land-based recirculation aquaculture systems (“RASs”) for fish farming. Our primary business operations consist of the design, development and production of RASs large scale fish tank systems, for fish farms along with expert consulting, technology transfer, and aquaculture project management services to new and existing aquaculture management business services. Through our branch office, we also procure and sell eel in Taiwan. In addition, as of December 2023. we sell food items, including our signature seafood porridge bowl, through our flagship bento box store located at the Ning Xia Night Market in the Datong District of Taipei City, Taiwan.

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

Business Developments

The following highlights recent material developments in our business:

•	On September 8, 2022, we entered into a Real Estate Purchase Agreement with an unaffiliated third party pursuant to which we agreed to purchase 229 contiguous acres of land located in Montgomery County, Alabama (the “Land Acquisition”). We paid an earnest deposit of $20,000 on the land with the balance of $857,870 payable at closing. We borrowed $650,000 to fund the purchase price. The Land Acquisition closed on February 16, 2024. We intend to build RASs on the land for fish farming. The property includes a house, a manufactured home and a building site with sewer and power which we intend to develop into an office and dormitory for our future employees.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of March 31, 2025 and 2024 were $531,771 and $961,777, respectively.

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

Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, which are shown as follows:

Useful life
Land	Indefinite, as per land titles
Equipment	3 years

Upon sale or disposal, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Land is classified as freehold and is not subject to depreciation. Freehold land represents ownership in perpetuity and, as such, is not considered a depreciable asset under applicable accounting standards.

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

Uncertain Tax Positions

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. We record interest and penalties on uncertain tax provisions as income tax expense. There were no uncertain tax positions as of March 31, 2025 and 2024, and we have no accrued interest or penalties related to uncertain tax positions. We do not believe that the unrecognized tax benefits will change over the next twelve months.

Comprehensive (Loss) Income

Comprehensive income or loss is comprised of the our net (loss) income and other comprehensive income or loss. The component of other comprehensive income or loss consists solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation and Transactions

Our reporting currency is the United States dollar (“US$”). The functional currency of our VIE in Taiwan is the New Taiwan dollar (“NT”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”). The functional currency of PRC companies is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of our subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates for US$ to RMB as of March 31, 2025 and 2024 are 7.290018 and 7.289528, respectively. The annual average exchange rates for the three months ended March 31, 2025 and 2024 are 7.320036 and 7.232896, respectively.

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

Results of Operations

The following table sets forth our unaudited consolidated statements of operations for the three months ended March 31, 2025 and 2024.

Consolidated Statements of Operations

	Three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
	$	$
Net sales	4,534,128	4,899,880
Cost of sales	(4,483,178)	(4,815,919)
Gross profit	50,950	83,961

Operating expenses
General and administrative expenses	(334,371)	(451,464)
Total operating expenses	(334,371)	(451,464)

Loss from operations	(283,421)	(367,503)

Other income	25,804	195,573
Loss before income taxes	(257,617)	(171,930)

Income tax expense	–	(124,146)
Net loss	(257,617)	(296,076)

Less: Net loss attributable to non-controlling interests	(9,600)	(7,500)
Net loss attributable to the Company	(248,017)	(288,576)

Comprehensive loss
Net loss	(257,617)	(296,076)
Foreign currency translation (loss) gain	(2,838)	57,307
Total comprehensive loss	(260,455)	(238,769)

Less: comprehensive loss attributable to non-controlling interest	(9,600)	(7,500)
Less: Foreign currency translation gain (loss) attributable to noncontrolling interest	(423)	1,878
Comprehensive loss attributable to the Company	(250,432)	(233,147)

(Loss) income per share
Basic	(0.0175)	(0.0241)
Diluted	(0.0175)	(0.0241)

Weighted average number of common shares outstanding
Basic	14,159,761	11,956,987
Diluted	14,159,761	11,956,987

Revenue

Revenue of the Company for the three months ended March 31, 2025 was approximately $4.53 million compared to approximately $4.89 million for the comparable period in 2024. For the three months ended March 31, 2025, SY Culture and Xinca generated $17,486 and $40,347, respectively. The revenue for the three months ended March 31, 2025, was mostly decreased from Meixin catering business and the fish trading business from NTB with the revenue of $1.54 million and $2.93 million, respectively.

•	Fish Trading Business: For the three months ended March 31, 2025, the fish trading business decreased in volume, but the selling price increased, the volume decreased from 193 tons to 213 tons for the comparable period in 2024 and 2025. The average selling price of eels increased from $14.58 to $15.16 per kilogram for the comparable period in 2024 and 2025.

•	Catering Business: For the three months ended March 31, 2025, the fish, fruit and vegetable processing service and sales volume increased from 97,560 kilograms to 102,006 kilograms in volume with average prices increased from $14.85 to $15.10 per kilograms for the comparable period in 2024 and 2025.

For the three months ended March 31, 2025 and 2024, our foreign currency translation loss was $2,838 and foreign currency translation gain was $57,307 of sales and income, respectively.

Gross profit

Gross profit for the three months ended March 31, 2025 was $50,950, compared to $83,961 for the comparable period in 2024. The decrease was primarily due to the significant decrease in sales from Xinca and SY Media E-commerce for the three months ended March 31, 2025.

General and administrative expenses

General and administrative expenses were $334,371, for the three months ended March 31, 2025, compared to approximately $451,464 for the comparable period in 2024. This decrease was primarily due to the decrease of salary and commission expenses for the three months ended March 31, 2025 in connection with securities filings and other related matters.

Other income (expense)

Other income was $25,804 for the three months ended March 31, 2025, compared to $195,573 for the comparable period in 2024. The decrease in other income was mainly due to the recognition of a gain of $197,843 from the fair value remeasurement of warrant liabilities for the comparable period in 2024, while other losses of $8,426 were recognized for the three months ended March 31, 2025.

Income tax expense

During the three months ended March 31, 2025, we recorded an income tax expense of $0 compared to income tax expense of $124,146 for the comparable period in 2024.

Net income attributable

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the three months ended March 31, 2025 was $248,017 compared to net loss attributable to us (excluding net loss attributable to non-controlling interest) of $288,576 for the comparable period in 2024. The decrease in loss was mainly due to a decrease in income tax expenses for the three months ended March 31, 2025.

Liquidity and Capital Resources

We had net cash used in operating activities for the year ended March 31, 2025 and the cash balance was approximately $0.53 million as of March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $21,486,898, a net loss of $248,017, and net cash used in operating activities of $115,102. In their audit report for the fiscal year ended March 31, 2025 included in this report, our auditors have expressed their concern as to our ability to continue as a going concern.

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

To date, we have funded our operations through revenues, loans from our officers, and the issuance of equity securities. On January 25, 2025, we obtained a financial support letter from Ms. Min-Huay Cheng Lu, the estate of Mr. Yin-Chieh Cheng, our former President, Chief Executive Officer, Chairman of the Board and principal shareholder.

The Company anticipates that its primary source of liquidity over the next twelve months since December 31, 2024 will be capital raised through financing activities. We currently expect to raise approximately $40 million through a combination of equity issuance, a leveraged buyout transaction, and debt financing. These funds are intended to support our capital-intensive strategic initiatives, including business combinations and acquisitions aligned with our long-term growth strategy.

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

The following table provides detailed information about our net cash flows for the periods indicated:

	For the quarters ended March 31,
	2025	2024
	(Unaudited)	(Audited)
	$	$
Net cash used in operating activities	(115,102)	(460,994)
Net cash provided by investing activities	213	201,863
Net cash provided by (used in) financing activities	148,183	(60,678)
Effect of the exchange rate change on cash	14,316	52,006
Increase (Decrease) in cash	47,610	(267,803)

Net cash used in operating activities

Net cash used in operating activities amounted to $115,102 for the three months ended March 31, 2025. This reflected a net loss of $257,617, depreciation of $33,674, prepaid expenses and other assets of $48,927, and other payables and accrued expenses of $30,905.

Net cash used in operating activities amounted to $460,994 for the three months ended March 31, 2024. This reflected a net loss of $296,076, the fair value remeasurement of warrant liabilities of $197,843, depreciation of $22,559 and share-based compensation of $14,999.

Net cash provided by investing activities

Net cash provided by investing activities was $213 for the three months ended March 31, 2025, which were primarily attributable to proceeds from financial assets in available-for-sale.

Net cash provided by investing activities was $201,863 for the three months ended March 31, 2024, which were primarily attributable to the cash inflow from acquisition of subsidiaries.

Net cash provided by (used in) financing activities

Net cash provided by financing activities amounted to $148,183 for the three months ended March 31, 2025, which was the issuance of common stock due to the exercise of warrants.

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

The following material weaknesses in our disclosure controls and procedures at March 31, 2025 were:

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2025 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 6, 2025.

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

NOCERA, INC.

Date: May 15, 2025	By:	/s/ Andy Chin-An Jin
	Name:	Andy Chin-An Jin
	Title:	President and Chief Executive Officer

Date: May 15, 2025	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer

