Form 10-K/A
period 2024-12-31
NOCERA, INC.
filed 2025-06-04
CIK 1756180

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

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2024 based on $1.10 per share, the price at which the registrant’s common stock was last sold on June 28, 2024, was approximately $14,912,686.

There were 14,247,539 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 6, 2025.

Explanatory Note

This Amendment No. 1 to the Annual Report (this “Amendment”) on Form 10-K of Nocera Inc., a Nevada corporation, filed with the Securities and Exchange Commission (“SEC”) on May 6, 2025 includes the restatement of the unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2024 of Nocera Inc., a Nevada corporation. The restatement corrects errors related to the fair value calculation of warrant liabilities, which were not appropriately remeasured during each quarter, as well as non-current asset and liability misclassifications.

On March 31, 2024, we recognized our e-commerce business contract as other non-current assets and accounts payable on our balance sheet. We inadvertently concluded the transaction, following the investigation by an examiner of the SEC, that it should have been recognized in the income statement as revenue rather than recorded on the balance sheet. As a result, we have reversed the previously recorded other non-current asset and liability, removing them from the balance sheet and recognizing the transaction in the appropriate financial statement to reflect its true economic nature. Additionally, we identified that we failed to calculate and record the warrant liability and the related fair value adjustments in each of the affected quarterly periods. These errors have been corrected in this Amendment.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOCERA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

i

In this Amendment, unless otherwise stated or as the context otherwise requires, references to “Nocera, Inc.,” “Nocera,” the “Company,” “we,” “us,” “our” and similar references refer to Nocera, Inc., a Nevada corporation. Our logo and other trademarks or service marks of the Company appearing in this Amendment are the property of Nocera, Inc.

Except as stated herein, this Amendment does not modify other disclosures in the Original Annual Report. This Amendment speaks as of the date of the Original Annual Report except as specifically noted with regard to any subsequent events. This Amendment should be read in conjunction with the Original Annual Report and the subsequent SEC filings of the Company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; growth strategies; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; our future financing plans and anticipated needs for working capital; and the economy in general or the future of the food production industry, all of which were subject to various risks and uncertainties. Such statements, when used in this Amendment and other reports, statements, and information we have filed with the SEC, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “continue,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. However, any statements contained in this Amendment that are not statements of historical fact may be deemed to be forward-looking statements. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. These statements may be found under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other parts of this Amendment. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Amendment generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Amendment will in fact occur. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Amendment, other than as may be required by applicable law or regulation.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Amendment, and are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

This Amendment may also contains estimates, projections, and other information concerning our industry, our business, and particular markets, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, general publications, government data, and similar sources.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Amendment and the Original Annual Report, as applicable. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In addition, our consolidated financial statements and the financial data included in this Amendment and the Original Report, as amended, reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed above under the section captioned “Risk Factors,” as well as any other cautionary language contained in this Amendment.

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

Comparison of Results of Operations for the years ended December 31, 2024, and December 31, 2023

Revenue

Revenue of the Company for the three months ended December 31, 2024 was approximately $3,997,039 million compared to approximately $7,467,601 million for the comparable period in 2023. The revenue decreased by $3,470,562, or 46.4% for the three months ended December 31, 2024. This decrease was primarily attributable to the downturn in the fish market and volume loss of fish harvest. For the three months ended December 31, 2024, SY Culture and Xinca generated $27,631 and $40,936, respectively.

Revenue of the Company for the year ended December 31, 2024 was approximately $17.01 million compared to approximately $23.9 million for the comparable period in 2023. The revenue decreased by approximately $6.89 million, or 28.3% for the year ended December 31, 2024. The decrease was primarily attributable to the significant loss of eel fry in prior year which led the delay of harvesting the market-size eel in third quarter. The revenue for the year ended December 31, 2024, was mostly decreased from Meixin catering business and the fish trading business from NTB with the revenue of $4.8 million and $11.8 million, respectively. For the year ended December 31, 2024, SY Culture and Xinca generated $93,041 and $251,992, respectively.

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

Impairment of goodwill

Goodwill impairment expenses were $1,159,172 for the three months ended December 31, 2024 compared to $2,250,553 for the comparable period in 2023. For the fiscal years ended December 31, 2024 and 2023, we recognized a $3.4 million and $2.3 million goodwill impairment charge, respectively, which was primarily driven by a duplicate of the unexpected loss of a major customer and a subsequent reassessment of the financial outlook for our Meixin reporting unit. Specifically, during 2024, the Meixin unit experienced the early termination of a significant contract with a key customer, which materially reduced projected future cash flows. In conjunction with continued challenges in customer acquisition, the Company performed an interim impairment test under ASC 350 using a discounted cash flow model. The analysis concluded that the estimated fair value of the Meixin unit was below its carrying amount, necessitating a goodwill impairment charge. This non-cash charge was recognized to more accurately reflect the current valuation of the unit and did not impact the Company’s liquidity or cash flows. The impairment charge represents approximately 48% of our consolidated net loss and reflects the reduced long-term outlook for the segment compared to assumptions used in prior periods.

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

During the year ended December 31, 2024, we recorded a non-cash gain of $797,269 related to the fair value measurement of warrant liabilities in 2024, compared to $305,652 for the comparable period in 2023, the increase was primarily driven by heightened volatility in the Company’s stock price, which significantly impacted the fair value of outstanding warrant liabilities during the period. These warrants are classified as liabilities pursuant to ASC 815 and are remeasured at fair value each reporting period, with changes recognized in the consolidated statements of operations.

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

In connection with the restatement disclosed in Note 4 to the consolidated financial statements, the Company revised its previously issued financial statements for the year ended December 31, 2023 and the quarters ended March 31, June 30, and September 30, 2024, to correct the accounting treatment for the warrant liabilities. The restatements resulted in changes to the fair value adjustments recognized in each quarter as follows:

•	Q4 2023: Gain of $305,652

•	Q1 2024: Gain of $197,843

•	Q2 2024: Gain of $360,202

•	Q3 2024: Loss of $29,849

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

Segment Reporting

Effective as of January 1, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Company’s Chief Operating Decision Maker (“CODM”) is its Executive Director, Song-Yuan Teng, who is responsible for reviewing the results of operations and allocating resources across the Company’s reportable segments, including Fish Trading and Catering Services. These operating segments reflect the manner in which the CODM allocates resources and evaluates performance.

These segments align with how management evaluates performance and allocates resources. Segment performance is evaluated based on segment revenue and operating profit, which includes direct costs and segment-specific general and administrative expenses and tax, but excludes corporate overhead and interest.

The summary of key information by segments for the years ended December 31, 2024 and 2023 was as follows:

For year ended December 31, 2024

	Sales of Fish Trading	Sales of Catering	Total

Revenue	$16,574,440	$168,853	$16,743,293
Cost of revenue	$16,540,745	$114,831	$16,655,576
Gross profit	$33,695	$54,022	$87,717
General and administrative expenses	$(193,085)	$(257,785)	$(450,870)
Segment operating losses	$(159,390)	$(203,763)	$(363,153)
Income tax expenses	$(121,575)	$(2,495)	$(124,070)
Segment losses	$(280,965)	$(206,258)	$(487,223)

For year ended December 31, 2023

	Sales of Fish Trading	Sales of Catering	Total

Revenue	$23,713,516	$202,410	$23,915,926
Cost of revenue	$23,558,911	$162,056	$23,720,967
Gross profit	$154,605	$40,354	$194,959
General and administrative expenses	$(288,332)	$(354,438)	$(642,770)
Segment operating losses	$(133,727)	$(314,084)	$(447,811)
Income tax expenses	$–	$–	$–
Segment losses	$(133,727)	$(314,084)	$(447,811)

The information contained in this section is consistent with Note 25 to the Consolidated Financial Statements included herewith.

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

47

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The following Financial Statements and Supplementary Data of Nocera, Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Balance Sheets at December 31, 2024 and 2023;

•	Statements of Operations for the years ended December 31, 2024 and 2023;

•	Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2024 and 2023;

•	Statements of Cash Flows for the years ended December 31, 2024 and 2023; and

•	Notes to Financial Statements.

2.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
101	Interactive Data Files	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Schema Document	*
101.CAL	Inline XBRL Calculation Linkbase Document	*
101.DEF	Inline XBRL Definition Linkbase Document	*
101.LAB	Inline XBRL Label Linkbase Document	*
101.PRE	Inline XBRL Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

____________

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of Nocera, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Dated: June 4, 2025	By:	/s/ Andy Chin-An Jin
	Name:	Andy Chin-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andy Chin-An Jin	Chief Executive Officer	June 4, 2025
Andy Chin-An Jin	(Principal Executive Officer)

/s/ Shun-Chih Chuang	Chief Financial Officer	June 4, 2025
Shun-Chih Chuang	(Principal Financial and Accounting Officer)

/s/ Gerald H. Lindberg	Director	June 4, 2025
Gerald H. Lindberg

/s/ Yiwen Zhang	Director	June 4, 2025
Yiwen Zhang

/s/ Sean Filson	Director	June 4, 2025
Sean Filson

/s/ Hui-Ying Zhuang	Director	June 4, 2025
Hui-Ying Zhuang

/s/ Song-Yuan Teng	Director	June 4, 2025
Song-Yuan Teng

49

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to enhance the transparency of segment disclosures, particularly for investors and analysts, by requiring entities to provide more detailed information about the expenses that are regularly provided to the Chief Operating Decision Maker (CODM). The Company is currently evaluating the impact of adopting this standard on its disclosures. Refer to Note 25 Segment reporting for the new disclosures.

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

Other receivables from third parties primarily include employee loans totaling $361,830, issued on December 31, 2023; March 1, 2024; June 1, 2024; September 1, 2024; and October 1, 2024. Additionally, the balance includes e-commerce livestream sales deposits of $6,530, recorded on December 31, 2023; June 1, 2024; and August 1, 2024, as well as $176,283 due from SY Media, related to the Company’s participation in livestream events, originated on June 1, 2024. These receivables are expected to be collected in accordance with normal payment cycles and are considered part of ongoing operations. A further $5,659 relates to prior-year receivables from GZ GSI for fish sales in China, originally recognized on December 1, 2021.

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

Note 25     SEGMENT REPORTING

The Company’s CODM is responsible for reviewing the results of operations and allocating resources across the Company’s reportable segments, including Fish Trading and Catering Services. These operating segments reflect the manner in which the CODM allocates resources and evaluates performance.

These segments align with how management evaluates performance and allocates resources. Segment performance is evaluated based on segment revenue and operating profit, which includes direct costs and segment-specific general and administrative expenses and tax, but excludes corporate overhead and interest.

The summary of key information by segments for the years ended December 31, 2024 and 2023 was as follows:

For year ended December 31, 2024

	Sales of Fish Trading	Sales of Catering	Total

Revenue	$16,574,440	$168,853	$16,743,293
Cost of revenue	$16,540,745	$114,831	$16,655,576
Gross profit	$33,695	$54,022	$87,717
General and administrative expenses	$(193,085)	$(257,785)	$(450,870)
Segment operating losses	$(159,390)	$(203,763)	$(363,153)
Income tax expenses	$(121,575)	$(2,495)	$(124,070)
Segment losses	$(280,965)	$(206,258)	$(487,223)

For year ended December 31, 2023

	Sales of Fish Trading	Sales of Catering	Total

Revenue	$23,713,516	$202,410	$23,915,926
Cost of revenue	$23,558,911	$162,056	$23,720,967
Gross profit	$154,605	$40,354	$194,959
General and administrative expenses	$(288,332)	$(354,438)	$(642,770)
Segment operating losses	$(133,727)	$(314,084)	$(447,811)
Income tax expenses	$–	$–	$–
Segment losses	$(133,727)	$(314,084)	$(447,811)

Note 26     SUBSEQUENT EVENT

The Company has assessed all subsequent events through June 3, 2025 which is the date that these consolidated financial statements are available to be issued and other than the following, there are no further material subsequent event that require disclose in these consolidated financial statements.

