Form 10-K/A
period 2024-12-31
NOCERA, INC.
filed 2025-06-20
CIK 1756180

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

Explanatory Note

This Amendment No. 2 to the Annual Report (this “Amendment”) on Form 10-K of Nocera Inc., a Nevada corporation, filed with the Securities and Exchange Commission (“SEC”) on May 6, 2025 includes the restatement of the unaudited interim condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2024 of Nocera Inc., a Nevada corporation. The restatement corrects errors related to the fair value calculation of warrant liabilities, which were not appropriately remeasured during each quarter, as well as non-current asset and liability misclassifications.

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

The summary of key information by segments for the years ended December 31, 2024 and 2023 was as follows:

For year ended December 31, 2024

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$16,574,440	$168,853	$269,839	$17,013,132
Cost of revenue	$16,486,310	$114,453	$78,108	$16,678,871
Gross profit	$88,130	$54,400	$191,731	$334,261
General and administrative expenses	$(447,742)	$(597,774)	$(1,089,820)	$(2,135,336)
Segment operating losses	$(359,612)	$(543,374)	$(898,089)	$(1,801,075)
Income tax expenses	$(121,575)	$(2,495)	$–	$(124,070)
Segment losses	$(481,187)	$(545,869)	$(898,089)	$(1,925,145)

For year ended December 31, 2023

	Sales of Fish Trading	Sales of Catering	Total

Revenue	$23,713,516	$202,410	$23,915,926
Cost of revenue	$23,558,911	$162,056	$23,720,967
Gross profit	$154,605	$40,354	$194,959
General and administrative expenses	$(1,052,507)	$(1,293,816)	$(2,346,323)
Segment operating losses	$(897,965)	$(1,253,462)	$(2,151,364)
Income tax expenses	$–	$–	$–
Segment losses	$(897,965)	$(1,253,462)	$(2,151,364)

The following tables set forth a summary of single customers who represent 10% or more of the Company’s segments revenue, net:

	Fish Trading
	December 31, 2024	December 31, 2023

Percentage of fish trading revenue
Customer A	18.90%	19.90%
Customer B	16.40%	26.50%
Customer C	11.40%	10.50%
Customer D	16.50%	13.20%
Customer E	16.50%	–
Customer F	–	11.40%
	79.7%	81.50%

	Catering
	December 31, 2024	December 31, 2023

Percentage of catering revenue
Customer G	11.11%	49.19%
Customer H	11.92%	40.69%
Customer I	52.41%	–
	75.44%	89.89%

	E--commerce
	December 31, 2024	December 31, 2023

Percentage of e-commerce revenue
Customer J	26.36%	–
	26.36%	–

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

NOCERA, INC.

Dated: June 20, 2025	By:	/s/ Andy Chin-An Jin
	Name:	Andy Chin-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andy Chin-An Jin	Chief Executive Officer	June 20, 2025
Andy Chin-An Jin	(Principal Executive Officer)

/s/ Shun-Chih Chuang	Chief Financial Officer	June 20, 2025
Shun-Chih Chuang	(Principal Financial and Accounting Officer)

/s/ Gerald H. Lindberg	Director	June 20, 2025
Gerald H. Lindberg

/s/ Yiwen Zhang	Director	June 20, 2025
Yiwen Zhang

/s/ Sean Filson	Director	June 20, 2025
Sean Filson

/s/ Hui-Ying Zhuang	Director	June 20, 2025
Hui-Ying Zhuang

/s/ Song-Yuan Teng	Director	June 20, 2025
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

Singapore

May 06, 2025, except for Note 8 and 25 dated June 20, 2025

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

Other receivables from third parties primarily include employee loans totaling $361,830, issued on December 31, 2023; March 1, 2024; June 1, 2024; September 1, 2024; and October 1, 2024. Additionally, the balance includes e-commerce livestream sales deposits of $6,530, recorded on December 31, 2023; June 1, 2024; and August 1, 2024. A balance of $176,283 is due from third party of SY Media in connection with the Company’s livestream events, recorded on June 1, 2024. These receivables are expected to be collected in accordance with normal payment cycles and are considered part of ongoing operations. A further $5,659 relates to prior-year receivables from GZ GSI for fish sales in China, originally recognized on December 1, 2021.

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

The summary of key information by segments for the years ended December 31, 2024 and 2023 was as follows:

For year ended December 31, 2024

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$16,574,440	$168,853	$269,839	$17,013,132
Cost of revenue	$16,486,310	$114,453	$78,108	$16,678,871
Gross profit	$88,130	$54,400	$191,731	$334,261
General and administrative expenses	$(447,742)	$(597,774)	$(1,089,820)	$(2,135,336)
Segment operating losses	$(359,612)	$(543,374)	$(898,089)	$(1,801,075)
Income tax expenses	$(121,575)	$(2,495)	$–	$(124,070)
Segment losses	$(481,187)	$(545,869)	$(898,089)	$(1,925,145)

For year ended December 31, 2023

	Sales of Fish Trading	Sales of Catering	Total

Revenue	$23,713,516	$202,410	$23,915,926
Cost of revenue	$23,558,911	$162,056	$23,720,967
Gross profit	$154,605	$40,354	$194,959
General and administrative expenses	$(1,052,507)	$(1,293,816)	$(2,346,323)
Segment operating losses	$(897,965)	$(1,253,462)	$(2,151,364)
Income tax expenses	$–	$–	$–
Segment losses	$(897,965)	$(1,253,462)	$(2,151,364)

The following tables set forth a summary of single customers who represent 10% or more of the Company’s segments revenue, net:

	Fish Trading
	December 31, 2024	December 31, 2023

Percentage of fish trading revenue
Customer A	18.90%	19.90%
Customer B	16.40%	26.50%
Customer C	11.40%	10.50%
Customer D	16.50%	13.20%
Customer E	16.50%	–
Customer F	–	11.40%
	79.7%	81.50%

	Catering
	December 31, 2024	December 31, 2023

Percentage of catering revenue
Customer G	11.11%	49.19%
Customer H	11.92%	40.69%
Customer I	52.41%	–
	75.44%	89.89%

	E--commerce
	December 31, 2024	December 31, 2023

Percentage of e-commerce revenue
Customer J	26.36%	–
	26.36%	–

Note 26     SUBSEQUENT EVENT

The Company has assessed all subsequent events through June 20, 2025 which is the date that these consolidated financial statements are available to be issued and other than the following, there are no further material subsequent event that require disclose in these consolidated financial statements.

