Form 10-Q/A
period 2025-03-31
NOCERA, INC.
filed 2025-06-20
CIK 1756180

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

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q of Nocera, Inc. (the “Company”) for the quarter ended March 31, 2025 (the “Original Form 10-Q”) is to amend the financial statements related notes of the Company to include disclosures related to segment reporting as required by Accounting Standards Codification Topic 280, “Segment Reporting.”

This amendment is being filed in response to a comment received from the Staff of the Securities and Exchange Commission and is intended to provide the required disclosures regarding the Company’s operating segments, including segment revenues, profit or loss, and other relevant information, as applicable. The amendments reflect the proper presentation and classification of segment information in the financial statements and provide the necessary related disclosures in the notes to the financial statements.

No other changes have been made to the Original Form 10-Q. This Amendment No. 1 does not reflect events occurring after the date of the original filing and does not modify or update any other disclosures made in the Original Form 10-Q.

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

Note 21     SEGMENT REPORTING

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

The summary of key information by segments for the three months ended March 31, 2025 and 2024 was as follows:

For three months ended March 31, 2025

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$4,474,206	$2,089	$57,833	$4,534,128
Cost of revenue	$4,465,209	$1,567	$16,402	$4,483,178
Gross profit	$8,997	$522	$41,431	$50,950
General and administrative expenses	$(60,323)	$(195,407)	$(78,641)	$(334,371)
Segment operating losses	$(51,326)	$(194,885)	$(37,210)	$(283,421)
Income tax expenses	$–	$–	$–	$–
Segment losses	$(51,326)	$(194,885)	$(37,210)	$(283,421)

For three months ended March 31, 2024

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$4,764,517	$86,373	$48,990	$4,899,880
Cost of revenue	$4,754,614	$43,989	$17,316	$4,815,919
Gross profit	$9,903	$42,384	$31,674	$83,961
General and administrative expenses	$(27,955)	$(166,429)	$(257,080)	$(451,464)
Segment operating losses	$(18,052)	$(124,045)	$(225,406)	$(367,503)
Income tax expenses	$(124,146)	$–	$–	$(124,146)
Segment losses	$(142,198)	$(124,045)	$(225,406)	$(491,649)

The following tables set forth a summary of single customers who represent 10% or more of the Company’s segments revenue, net:

	Fish Trading
	March 31, 2025	March 31, 2024

Percentage of fish trading revenue
Customer A	21.47%	37.45%
Customer B	24.25%	–
Customer C	18.42%	–
Customer D	20.50%	10.01%
Customer E	–	18.21%
Customer F	–	15.35%
	84.65%	81.01%

	Catering
	March 31, 2025	March 31, 2024

Percentage of catering revenue
Customer G	83.99%	–
	83.99%	–

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

The summary of key information by segments for the three months ended March 31, 2025 and 2024 was as follows:

 For three months ended March 31, 2025

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$4,474,206	$2,089	$57,833	$4,534,128
Cost of revenue	$4,465,209	$1,567	$16,402	$4,483,178
Gross profit	$8,997	$522	$41,431	$50,950
General and administrative expenses	$(60,323)	$(195,407)	$(78,641)	$(334,371)
Segment operating losses	$(51,326)	$(194,885)	$(37,210)	$(283,421)
Income tax expenses	$–	$–	$–	$–
Segment losses	$(51,326)	$(194,885)	$(37,210)	$(283,421)

For three months ended March 31, 2024

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$4,764,517	$86,373	$48,990	$4,899,880
Cost of revenue	$4,754,614	$43,989	$17,316	$4,815,919
Gross profit	$9,903	$42,384	$31,674	$83,961
General and administrative expenses	$(27,955)	$(166,429)	$(257,080)	$(451,464)
Segment operating losses	$(18,052)	$(124,045)	$(225,406)	$(367,503)
Income tax expenses	$(124,146)	$–	$–	$(124,146)
Segment losses	$(142,198)	$(124,045)	$(225,406)	$(491,649)

The following tables set forth a summary of single customers who represent 10% or more of the Company’s segments revenue, net:

	Fish Trading
	March 31, 2025	March 31, 2024

Percentage of fish trading revenue
Customer A	21.47%	37.45%
Customer B	24.25%	–
Customer C	18.42%	–
Customer D	20.50%	10.01%
Customer E	–	18.21%
Customer F	–	15.35%
	84.65%	81.01%

	Catering
	March 31, 2025	March 31, 2024

Percentage of catering revenue
Customer G	83.99%	–
	83.99%	–

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

NOCERA, INC.

Date: June 20, 2025	By:	/s/ Andy Chin-An Jin
	Name:	Andy Chin-An Jin
	Title:	Chief Executive Officer

Date: June 20, 2025	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer

