Form 10-Q
period 2025-06-30
NOCERA, INC.
filed 2025-08-14
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Yes ☐ No ☒

There were 14,367,539 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 14, 2025.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to a variety of factors and risks, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on April 1, 2025.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$150,130	$484,161
Accounts receivable, net	109,951	144,509
Inventories, net	22,771	–
Advance to suppliers	1,732	8,404
Prepaid expenses and other assets, net	411,574	643,169
Financial assets at fair value through profit or loss	–	210
Total current assets	696,158	1,280,453
Investment	454,300	27,206
Property and equipment, net	1,345,109	1,391,845
Intangible assets - customer relations	89,673	97,825
Goodwill	1,847,713	2,077,728
Other non-current asset	6,735	7,505
Total assets	$4,439,688	$4,882,562
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Other payables and accrued liabilities	$269,162	$376,660
Advance receipts	42,148	72,505
Due to related parties	28,062	27,116
Warrant liability	107,852	76,847
Long-term secured other borrowing – current portion	27,426	6,631
Dividend payable	54,312	54,312
Income tax payable	152,494	25,126
Total current liabilities	681,456	639,197
Long-term secured other borrowing	–	23,786
Total liabilities	681,456	662,983
Commitments and contingencies (Note 20)	–	–
Stockholders’ equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 14,367,539 shares and 14,047,539 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	14,367	14,047
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares and 80,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	80	80
Additional paid-in capital (1)	25,439,945	25,200,265
Statutory and other reserves	191,219	191,219
Accumulated losses	(21,978,606)	(21,238,881)
Accumulated other comprehensive income	68,310	12,415
Total Nocera, Inc.’s stockholders’ equity	3,735,315	4,179,145
Non-controlling interests	22,917	40,434
Total stockholders’ equity	3,758,232	4,219,579
Total liabilities and stockholders’ equity	$4,439,688	$4,882,562

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended June 30 ,		Six months ended June 30 ,
	2025	2024	2025	2024
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
	$	$	$	$
Revenue	3,971,716	6,753,112	8,505,844	11,652,992
Cost of sales	(3,939,262)	(6,707,325)	(8,422,440)	(11,523,244)
Gross profit	32,454	45,787	83,404	129,748

Operating expenses
General and administrative expenses	(236,322)	(354,442)	(570,693)	(805,906)
Total operating expenses	(236,322)	(354,442)	(570,693)	(805,906)

Loss from operations	(203,868)	(308,655)	(487,289)	(676,158)

Other income (expense)	(158,216)	376,338	(132,412)	571,911
(Loss) Income before income taxes	(362,084)	67,683	(619,701)	(104,247)

Income tax expense	(140,561)	1,766	(140,561)	(122,380)
Net (loss) income	(502,645)	69,449	(760,262)	(226,627)

Less: Net loss attributable to non-controlling interests	(10,937)	(14,974)	(20,537)	(22,474)
Net (loss) income attributable to the company	(491,708)	84,423	(739,725)	(204,153)

Comprehensive (loss) income
Net (loss) income	(502,645)	69,449	(760,262)	(226,627)
Foreign currency translation gain (loss)	(53,057)	145,100	(55,895)	202,407
Total comprehensive (loss) income	(555,702)	214,549	(816,157)	(24,220)

Less: comprehensive loss attributable to non-controlling interest	(10,937)	(14,974)	(20,537)	(22,474)
Less: Foreign currency translation gain (loss) attributable to noncontrolling interest	3,443	(873)	3,020	1,005
Comprehensive gain (loss) attributable to the Company	(548,208)	230,396	(798,640)	(2,751)

(Loss) Earning per share
Basic	(0.0345)	0.0063	(0.0523)	(0.0161)
Diluted	(0.0345)	0.0063	(0.0523)	(0.0161)

Weighted average number of common shares outstanding
Basic	14,256,576	13,471,273	14,143,498	12,719,624
Diluted	14,256,576	13,471,273	14,143,498	12,719,624

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Six months ended June 30,
	2025	2024
	(Unaudited)	(Audited)
	$	$
Cash flows from operating activities:
Net loss	(760,262)	(226,627)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	200,652	54,529
Amortization of intangible assets	8,152	8,152
Loss on fair value change of financial assets at FVTPL	(3)	(4,266)
Gain on disposal of SY Culture	87,332	–
Share of profit of associates	45,700	–
Share-based compensation	–	30,165
Changes in operating assets and liabilities:
Accounts receivable, net	33,455	31,923
Inventories	(20,774)	–
Advance to suppliers	6,672	–
Prepaid expenses and other assets, net	56,336	(399)
Other non-current assets	1,298	69
Notes payable	–	–
Accounts payable	–	–
Advance receipts	(31,741)	–
Other payables and accrued liabilities	(105,518)	(87,817)
Income tax payable	127,407	51,739
Warrant Liability	31,005	(558,045)
Net cash used in operating activities	(320,289)	(700,577)

Cash flows from investing activities:
Purchase of property and equipment	–	(956)
Purchase of financial assets at FVTPL	213	212,963
Disposal of SY Culture	363,845	–
Net cash inflow from acquisition of a subsidiary	–	433,678
Acquisition of associate	(500,000)	–
Net cash provided by (used in) investing activities	(135,942)	645,685

Cash flows from financing activities:
Proceeds from issuance of common stock	240,000	–
Repayment of short-term bank loan	(3,634)	(478,361)
Net cash provided by (used in) financing activities	236,366	(478,361)

Effect of exchange rate changes on cash and cash equivalents	(114,166)	(109,904)
Net decrease in cash and cash equivalents	(334,031)	(643,157)
Cash and cash equivalents at beginning of period	484,161	1,229,580
Cash and cash equivalents at end of period	150,130	586,423

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Accumulated	Accumulated Other Comprehensive Income	Total Nocera Inc.’s Stockholders’	Non- controlling	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Reserves	Loss	(Loss)	Equity	Interests	Equity
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2024	11,156,987	11,157	80,000	80	21,931,112	191,219	(18,868,420)	98,906	3,364,054	84,325	3,448,379
Foreign currency translation Adjustments	–	–	–	–	–	–	–	(57,307)	(57,307)	(3,288)	(60,595)
Common stock issuance	1,800,000	1,800	–	–	1,978,200	–	–	–	1,980,000	–	1,980,000
Share-based compensation	–	–	–	–	14,999	–	–	–	14,999	–	14,999
Net loss	–	–	–	–	–	–	(288,576)	–	(288,576)	(7,500)	(296,076)
Balance, March 31, 2024	12,956,987	12,957	80,000	80	23,924,311	191,219	(19,156,996)	41,599	5,013,170	73,537	5,086,707
Foreign currency translation adjustments	–	–	–	–	–	–	–	(145,100)	(145,100)	(873)	(145,973)
Common stock issuance	600,000	600	–	–	641,400	–	–	–	642,000	–	642,000
Share-based compensation	–	–	–	–	15,166	–	–	–	15,166	–	15,166
Net loss	–	–	–	–	–	–	84,423	–	84,423	(14,974)	69,449
Balance, June 30, 2024	13,556,987	13,557	80,000	80	24,580,877	191,219	(19,072,573)	(103,501)	5,609,659	57,690	5,667,349

Balance, January 1, 2025	14,047,539	14,047	80,000	80	25,200,265	191,219	(21,238,881)	12,415	4,179,145	40,434	4,219,579
Foreign currency translation Adjustments	–	–	–	–	–	–	–	2,838	2,838	(423)	2,415
Common stock issuance	200,000	200	–	–	149,800	–	–	–	150,000	–	150,000
Net loss	–	–	–	–	–	–	(248,017)	–	(248,017)	(9,600)	(257,617)
Balance, March 31, 2025	14,247,539	14,247	80,000	80	25,350,065	191,219	(21,486,898)	15,253	4,083,966	30,411	4,114,377
Foreign currency translation adjustments	–	–	–	–	–	–	–	53,057	53,057	3,443)	56,500
Common stock issuance	120,000	120	–	–	89,880	–	–	–	90,000	–	90,000
Net loss	–	–	–	–	–	–	(491,708)	–	(491,708)	(10,937)	(502,645)
Balance, June 30, 2025	14,367,539	14,367	80,000	80	25,439,945	191,219	(21,978,606)	68,310	3,735,315	22,917	3,758,232

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

(1)Voting Rights Proxy Agreement & Power of Attorney

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

(2)Exclusive Business Cooperation Agreement

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

 (3)Equity Pledge Agreement

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

 (4)Exclusive Call Option Agreement

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

The Equity Purchase Agreements with SY Culture

On April 14, 2024, we entered into a Equity Purchase Agreement with Hangzhou SY Culture Media Co. Ltd. (“SY Culture Purchase Agreement”), a domestic funded limited liability company registered in China (P.R.C). The SY Culture Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise, Gui Zhou Grand Smooth Technology Ltd. (“WFOE”), in which we exchanged 600,000 shares of our restricted common stock for a 100% equity in SY Culture. On June 5, 2025, we entered into a Equity Transfer Agreement with Yuechi Technology Limited (the “Purchaser”), in which we sold our controlling interest of SY Culture, to the Purchaser for a total purchase cash price of $550,000 (the “SY Culture Sale”). The closing of the SY Culture Sale occurred on June 5, 2025 and the SY Culture equity purchase agreement was terminated in connection with the SY Culture Sale.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of June 30, 2025, its consolidated results of operations for the six months ended June 30, 2025, cash flows for the six months ended June 30, 2025 and change in equity for the six months ended June 30, 2025, as applicable, have been made. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024 or any future periods.

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

There was one customer who represents 95.33% of the Company’s total revenue for the six months ended June 30, 2025.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Percentage of the Company’s accounts receivable
Customer A	95.33%	70.98%
Customer B	–	17.32%
Customer C	–	11.70%
Customer D	–	–
Customer E	–	–
	95.33%	100.00%

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

Note 3      ACCOUNTS RECEIVABLE, NET

As of June 30, 2025 and December 31, 2024, accounts receivable consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Accounts receivable	109,951	144,509
Total	109,951	144,509

For the six months ended June 30, 2025 and for the year ended December 31, 2024, the Company has recorded provision for doubtful accounts of $0.

Note 4      INVENTORIES

As of June 30, 2025 and December 31, 2024, inventories consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Raw materials	22,771	–
Total	22,771	–

Note 5     ADVANCE TO SUPPLIERS

Balances of advances to suppliers were $1,732 and $8,404 as of June 30, 2025 and December 31,2024, respectively, which represented prepayments to suppliers for raw materials.

Note 6      PREPAID EXPENSES AND OTHER ASSETS, NET

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Prepaid Expenses	10,889	43,158
Other receivables from third party	400,685	600,011
Prepaid expenses and other assets, net	411,574	643,169

Other receivables as of June 30, 2025 and December 31, 2024 were $411,574 and $643,169, respectively.

Other receivables include e-commerce live stream receivables for goods and e-commerce sales deposit. Other receivables from third parties primarily consist of amount due from third parties of $316,218, e-commerce live stream sales deposits of $6,672, and outstanding loans to certain employees totaling $25,604 from Xinca and $188,836 from SY Media, related to the Company’s participation in live stream events. These receivables are expected to be collected within normal payment cycles and are considered part of ongoing operations. Additionally, $1,121 relates to prior-year receivables from GZ GSI for fish sales in China. Management does not expect any collection issues.

Note 7      FINANCIAL ASSETS AT FAIR VALUE THROUGH PROFIT OR LOSS

The fair value of each investment in equity instrument to be measured at fair value through profit or loss is as follows:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Financial assets mandatorily measured at fair value through profit or loss	$	$
Funds	–	210
Total	–	210

Current	–	210
Non-Current	–	–
Total	–	210

Net gain of $3 was recognized under changes in fair value of financial assets at fair value through profit or loss in the consolidated statement of operations and comprehensive loss for the period ended June 30, 2025.

As of December 31, 2024, no financial assets at fair value through profit or loss were pledged with banks as collaterals.

Note 8      PROPERTY AND EQUIPMENT, NET

As of June 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Land	877,870	877,870
Equipment	1,010,919	911,280
Less: Accumulated depreciation	(543,680)	(397,305)
Property and equipment, net	1,345,109	1,391,845

Depreciation expenses for the six months ended June 30, 2025 and 2024 were $200,652 and $54,529, respectively, and $166,978 and $32,492 for the three months ended June 30, 2025 and 2024, respectively.

Note 9     GOODWILL AND OTHER INTANGIBLE ASSETS GOODWILL

As of June 30, 2025 and December 31, 2024, goodwill consisted of the following:

Goodwill

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Goodwill - Meixin	3,905,735	3,905,735
Goodwill - Xinca	1,351,703	1,351,703
Goodwill – SY Culture	–	230,015
Less: Accumulated amortization	(3,409,725)	(3,409,725)
Goodwill, net	1,847,713	2,077,728

Customer relations

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
	$	$
Acquisitions	135,325	135,325
Less: Accumulated amortization	(45,652)	(37,500)
Customer relations, net	89,673	97,825

Note 10       OTHER BORROWINGS

Others loans consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

Secured car loan from CITIC Bank wholly repayable	$27,426	$30,417
Total secured car loan wholly repayable within 1 year	27,426	6,631
Secured car loan from CITIC Bank wholly repayable more than 1 year	–	23,786
Total	$27,426	$30,417

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	June 30, 2025	December 31, 2024
	$	$

Balance at the beginning of period	76,847	874,116
Fair value change of warrants included in earnings	31,005	(797,269)
Total	107,852	76,847

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2025	2,239,870	2.14	2.63
Exercisable at January 1, 2025	2,239,870	2.14	2.63
Granted	–	–	–
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at June 30, 2025	2,239,870	2.14	2.38
Exercisable at June 30, 2025	2,239,870	2.14	2.38

Note 12      LEASES

The Company has two non-cancelable lease agreements for certain of the office and accommodation as well as fish farming containers for research and develop advanced technology for water circulation applying in fishery with original lease periods expiring between 2024 and 2025. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. The Company recognizes rental expense on a straight-line basis over the lease term.

The components of lease expense for the six months ended June 30, 2025 and June 30, 2024 were as follows:

	Statement of Income Location	Six months ended June 30, 2025	Six months ended June 30, 2024
		(Unaudited)	(Audited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	30,148	37,048
Total net lease costs		30,148	37,048

Maturity of lease liabilities under our non-cancelable operating leases as of December 31, 2024 and June 30, 2025 are US$ 0.

Note 13    OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Accrued expenses	83,692	262,156
Others	185,470	114,504
Total	269,162	376,660

As of June 30, 2025, other payables and accrued expenses were $269,162, respectively, compared to $376,660 as of December 31, 2024.

As of June 30, 2025, other payables and accrued expenses were $185,470 and $83,692, respectively, compared to $114,504 and $262,156 as of December 31, 2024. The accrued expenses in both periods primarily relate to audit fees. Other payables mainly consisted of amounts related to e-commerce intermediary transactions, specifically payables arising from cross-border settlements with Chinese e-commerce platforms amounting to $175,175 as of June 30, 2025 and $100,379 as of December 31, 2024.

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

The components of the income tax expense are:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	$	$	$	$
Current	(140,561)	1,766	(140,561)	(122,380)
Deferred	–	–	–	–
Total income tax expense	(140,561)	1,766	(140,561)	(122,380)

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate (2024-2025: at PRC statutory rate) applicable to income tax expense is as follows:

	Six months ended June 30,
	2025		2024
Taiwan (2024-2025:PRC) income tax statutory rate	20.00%		20.00%
Tax effect of non-deductible expenses	(3.15%	)	(11.84%	)
Tax effect of stock-based compensation	(4.41%	)	(0.6%	)
Tax effect of non-taxable income	–		–%
Impact of different tax rates in other jurisdictions	(0.15%	)	(0.02%	)
Others	–		(1.7%	)
Changes in valuation allowance	(12.29%	)	(–%	)
Effective tax rate	–		(6.1%	)

The valuation allowance as of June 30, 2025 and December 31, 2024 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as follows.

	June 30, 2025	December 31, 2024
	$	$
Balance at beginning of the period (January 1, 2025)	95,844	95,844
Additions of valuation allowance	–	–
Reductions of valuation allowance	–	–
Balance at the end of the period (June 30, 2025)	95,844	95,844

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

As of June 30, 2024, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, and the Company decided not to reinvest its earnings since it is not continuing its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 15    RELATED PARTY BALANCES AND TRANSACTIONS

Due to related parties

The balance due to related parties was as follows:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Mountain Share Transfer, LLC (1)	7,681	7,681
Estate of Mr. Yin-Chieh Cheng (2)	19,435	19,435
Feng-Hua Chen (3)	946	–
Total	28,062	27,116

Sales

Note:

(1)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, a stockholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.
(2)	The amount due to Mr. Yin-Chieh Cheng relates to a prior arrangement. Mr. Yin-Chieh Cheng was vacant as of July 8, 2023, and the Company is evaluating settlement with the estate.
(3)	Feng-Hua Chen is the Chief Operating Officer of the company, the balances represented the amount paid on behalf of the Company for its daily-operation purpose.

As of June 30, 2025, the Company had outstanding balances with related parties that are non-trade in nature, unsecured, non-interest bearing, and repayable on demand. These balances arose in the ordinary course of operations.

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

Note 16   COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each. On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the Company’s common stock issued and outstanding decreased from 10,707,150 shares to 7,138,587 shares. All shares and associated amounts have been retroactively restated to reflect the stock split on August 11, 2022. As of June 30, 2025 and December 31, 2024, issued common stock were 14,367,539 shares and 14,047,539, respectively.

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

Issuance of Common Stock

•	On February 20, 2024, we entered into VIE Agreement with Xinca and issued 1,800,000 shares of our common stock in exchange of 100% controlling of Xinca;

•	On April 14, 2024, we entered into an Equity Purchase Agreement with SY Culture and issued 600,000 shares of our common stock in exchange of 100% equity of SY Culture.

•	On February 7, 2025, our shareholder exercised 150,000 shares of Warrant Class A in exchange of 100,000 shares of common stock.

•	On February 12, 2025, our shareholder exercised 150,000 shares of Warrant Class A in exchange of 100,000 shares of common stock.

•	On May 8, 2025, our shareholder exercised 180,000 shares of Warrant Class A in exchange of 120,000 shares of common stock.

Note 17    SHARE-BASED COMPENSATION

On December 27, 2018, Nocera granted Mr. Yin-Chieh Cheng quarterly option awards of 250,000 Series A warrants for 20 quarters (i.e., 5 years) for a total of 5,000,000 Series A warrants with an exercise price of $0.50 per share, subject to continued employment for services as Chairman of the Board of Directors (the “Board”) and a Director.

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

On July 31, 2023, Nocera granted Mr. Andy Chin-An Jin 240,000 restricted shares of common stock, of which vests at the end of every three-month period after July 31, 2023 in equal installments over the period of one year, subject to the employment for services as Chief Executive Officer. On December 5, 2023, the Company issued 60,000 shares of our common stock to our Chief Executive Officer, Andy Chin-An Jin.

On October 11, 2023, the Company issued 20,000 shares of common stock to Mr. Nick Chang in consideration of service rendered as a consultant for three years.

On December 5, 2023, the Company vested 60,000 shares of our common stock to our Chief Executive Officer, Andy Chin-An Jin.

On August 26, 2024, the Company vested 180,000 shares of our common stock to our Chief Executive Officer, Andy Chin-An Jin.

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

Dividend yield	N/A	N/A
Risk-free interest rate	3.71%	4.2%
Expected term (in years)	2.15	2.74
Volatility	35.37%	36.25%

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

Note 18    PREFERRED STOCK

In August 2021, the Company issued 80,000 shares of preferred shares, par value $0.001 per share, at an issue price of $2.50 per share to certain investors credited as fully paid. The preferred shares are non-voting and non-redeemable. The holder of the preferred shares will have priority over the holders of common stock of the Company on the assets and funds of the Company available for distribution in a distribution of assets on liquidation, winding up or dissolution of the Company. The holder of the preferred shares shall not have the right to attend or vote at any general meeting of the Company (except a general meeting for winding up of the Company or a resolution is to be proposed which if passed would vary or abrogate the rights or privileges of such holder).

On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the shares of common stock issuable upon the conversion of Series A Preferred Stock decreased from 80,000 shares to 53,334 shares.

Note 19    (LOSS) EARNING PER SHARE

The following table sets forth the computation of basic and diluted (loss) earning per common share for the three and six months ended June 30, 2025 and 2024.

	For three months ended June 30,		For six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
	$	$	$	$
Numerator:
Net income (loss) attributable to the Company	(491,708)	84,423	(739,725)	(204,153)

Denominator:
Weighted-average shares outstanding
- Basic	14,256,576	13,471,273	14,143,498	12,719,624
- Diluted	14,256,576	13,471,273	14,143,498	12,719,624

(Loss) Earning per share:
- Basic	(0.0345)	0.0063	(0.0523)	(0.0161)
- Diluted	(0.0345)	0.0063	(0.0523)	(0.0161)

Note 20     COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company has entered into operating lease agreement for certain office and accommodation as well as fish farming containers for research and develop advanced technology for water circulation applying in fishery. Future minimum lease payments under non-cancellable operating leases with initial terms within one year.

The total future minimum lease payments under non-cancellable short-term leases as of June 30, 2025 are payable as follows:

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

The summary of key information by segments for the three months ended June 30, 2025 and 2024 was as follows:

For three months ended June 30, 2025

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$3,929,870	$2,418	$39,428	$3,971,716
Cost of revenue	$3,921,975	$1,904	$15,383	$3,939,262
Gross profit	$7,895	$514	$24,045	$32,454
General and administrative expenses	$(370,349)	$86,683	$47,344	$(236,322)
Segment operating losses	$(362,454)	$87,197	$71,389	$(203,868)
Income tax expenses	$(140,561)	$–	$–	$(140,561)
Segment losses	$(503,015)	$87,197	$71,389	$(344,429)

For three months ended June 30, 2024

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$6,640,220	$1,122	$111,770	$6,753,112
Cost of revenue	$6,626,898	$21,179	$59,248	$6,707,325
Gross profit	$13,322	$(20,057)	$52,522	$45,787
General and administrative expenses	$(128,410)	$(65,113)	$(160,919)	$(354,442)
Segment operating losses	$(115,088)	$(85,170)	$(108,397)	$(308,655)
Income tax benefit	$1,766	$–	$–	$1,766
Segment losses	$(113,322)	$(85,170)	$(108,397)	$(306,889)

For six months ended June 30, 2025

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$8,404,076	$4,507	$97,261	$8,505,844
Cost of revenue	$8,387,184	$3,471	$31,785	$8,422,440
Gross profit	$16,892	$1,036	$65,476	$83,404
General and administrative expenses	$(430,672)	$(108,724)	$(31,297)	$(570,693)
Segment operating losses	$(413,780)	$(107,688)	$34,179	$(487,289)
Income tax expenses	$(140,561)	$–	$–	$(140,561)
Segment losses	$(554,341)	$(107,688)	$34,179	$(627,850)

For six months ended June 30, 2024

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$11,404,737	$87,495	$160,760	$11,652,992
Cost of revenue	$11,381,512	$65,168	$76,564	$11,523,244
Gross profit	$23,225	$22,327	$84,196	$129,748
General and administrative expenses	$(419,600)	$(153,984)	$(232,322)	$(805,906)
Segment operating losses	$(396,375)	$(131,657)	$(148,126)	$(676,158)
Income tax expenses	$(122,380)	$–	$–	$(122,380)
Segment losses	$(518,755)	$(131,657)	$(148,126)	$(798,538)

The following tables set forth a summary of single customers who represent 10% or more of the Company’s segments revenue, net:

	Fish Trading
	June 30, 2025	June 30, 2024

Percentage of fish trading revenue
Customer A	16.12%	20.33%
Customer B	23.46%	14.05%
Customer C	–	10.85%
Customer D	–	17.68%
Customer E	19.24%	12.15%
Customer F	18.65%	13.96%
Customer G	13.23%	–
	90.7%	89.02%

	Catering
	June 30, 2025	June 30, 2024

Percentage of catering revenue
Customer H	82.85%	–
Customer I	10.68%	–
	93.53%	–

Note 22    BUSINESS COMBINATION

Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd.

On January 31, 2024, the Company acquired 100% shares of Xinca. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$201,863
Trade receivables	379,525
Prepaid rent expense	373,623
Goodwill	1,351,703
Plant and equipment, net	58,887
Depreciation	(562)
Advanced from customers	(36,404)
Long-term secured bank loan	(36,087)
Other payables and accrued liabilities	(369,737)
Net assets value	1,922,811
Purchases price	$1,980,000

Hangzhou SY Culture Media Co. Ltd.

On April 14, 2024, the Company acquired 100% shares of SY Culture. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$206,663
Trade receivables	163,814
Advance to supplier	6,691
Investment	27,284
Other payables and accrued liabilities	(755)
Net assets value	403,697
Purchases price	$642,000

Note 23    DISPOSAL OF SUBSIDIARY

On June 5, 2025, the Company completed the sale of its wholly owned subsidiary, SY Culture, to an unrelated third party, Yuechi Technology Limited, for cash consideration of $550,000. As of June 30, 2025, $500,000 had been collected, with the remaining $50,000 received in July 2025.

At the transaction date, the carrying amounts of SY Culture’s assets and liabilities were as follows:

Cash and cash equivalents	$186,155
Accounts receivable	4,594
Prepaid expenses and other assets, net	188,836
Investment	27,802
Goodwill	230,015
Other payables and accrued liabilities	(70)
Net assets value	$637,332

The sale did not represent a strategic shift in the Company’s business and therefore did not qualify as a discontinued operation. A loss of $87,332 was recognized in other income (loss) in the Consolidated Statements of Operations and Comprehensive Loss.

Note 24    SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of the unaudited condensed consolidated financial statements and there are no subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATING AND FINANCIAL RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In addition, our unaudited consolidated financial statements and the financial data included in this Quarterly Report on Form 10-Q reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed under the section captioned “Cautionary Statement Regarding Forward-Looking Statements” herein and the section captioned “Risk Factors” as well as any other cautionary language contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

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

On April 14, 2024, we entered into a Variable Interest Entity Purchase Agreement (“SY Culture Purchase Agreement”) with Hangzhou SY Culture Media Co. Ltd. (“SY Culture”), a domestic funded limited liability company registered in China (P.R.C). The SY Culture Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise, Gui Zhou Grand Smooth Technology Ltd. (“WFOE”), through a series of contractual agreements (“VIE Agreements”), in which we exchanged 600,000 shares of our restricted common stock for a 100% controlling interest in SY Culture. As a result, the Company has been determined to be the primary beneficiary of SY Culture and SY Culture became a variable interest entity (“VIE”) of the Company. On June 5, 2025, we entered into an Equity Transfer Agreement with Yuechi Technology Limited (the “Purchaser”), in which we sold our controlling interest of SY Culture, to the Purchaser for a total purchase cash price of $550,000 (the “SY Culture Sale”). The closing of the SY Culture Sale occurred on June 5, 2025 and the SY Culture equity purchase agreement was terminated in connection with the SY Culture Sale.

On June 5, 2025, we acquired a 35% equity interest in Tachyonext Inc. (“Tachyonext”), a Delaware corporation engaged in e-commerce operations in the US, for an aggregate purchase price of $500,000 in cash. The purchase price was funded from existing cash resources. Under the terms of the Stock Purchase Agreement, we obtained certain governance and protective rights, including a non-voting board observer seat while holding at least 20% of Tachyonext’s outstanding common stock, a right of first refusal on certain share transfers, consent rights over certain new equity issuances, and a put option exercisable beginning one year after closing to sell shares back to the other major shareholder or Tachyonext, subject to a $300,000 aggregate cap. We account for this investment under the equity method of accounting as we have significant influence over Tachyonext’s operations and financial policies.

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

We also intend to expend the fish farming demo sites in Taiwan by adding 20 units of RAS eel farming equipment with outsourcing construction services and build the catfish farm in the U.S. by the end of 2024 to promote our fish farming systems to the global market. We are expecting more customers from various countries actively inquiring about our equipment. As of February 16, 2023, we completed the acquisition of 229 acres of land in Montgomery County, Alabama, of which we intend to build RASs on that land for fish farming. As of June 30, 2025, we are still ensuring all requirements and evaluations are being thoroughly addressed prior to constructing any RASs on the Alabama land. Simultaneously, the design of the RAS equipment is underway, progressing in alignment with the project’s timeline. Both aspects are being managed concurrently to maintain project efficiency and coherence. We plan to enhance market penetration through the establishment of our own fish farms and diversify revenue streams through various sales channels.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of June 30, 2025 and 2024 were $150,130 and $586,423, respectively.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of our unaudited condensed consolidated financial position as of June 30, 2025, consolidated results of operations for the period ended June 30, 2025, cash flows for the year period ended June 30, 2025 and change in equity for the period ended June 30, 2025, as applicable, have been made.

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

Foreign Currency Translation and Transactions

Our reporting currency is the United States dollar (“US$”). The functional currency of our VIE in Taiwan is the New Taiwan dollar (“NT”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”). The functional currency of PRC companies is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of our subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income. The exchange rates as of June 30, 2025 and 2024 are 7.1938 and 7.1268, respectively. The annual average exchange rates for the year ended December 31, 2024 and 2023 are 7.3512 and 7.1258, respectively.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and six months ended June 30, 2025 and 2024.

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
	$	$	$	$
Revenue	3,971,716	6,753,112	8,505,844	11,652,992
Cost of sales	(3,939,262)	(6,707,325)	(8,422,440)	(11,523,244)
Gross profit	32,454	45,787	83,404	129,748

Operating expenses
General and administrative expenses	(236,322)	(354,442)	(570,693)	(805,906)
Total operating expenses	(236,322)	(354,442)	(570,693)	(805,906)

Loss from operations	(203,868)	(308,655)	(487,289)	(676,158)

Other income (expense)	(158,216)	376,338	(132,412)	571,911
Income (Loss) before income taxes	(362,084)	67,683	(619,701)	(104,247)

Income tax expense	(140,561)	1,766	(140,561)	(122,380)
Net (loss) income	(502,645)	69,449	(760,262)	(226,627)

Less: Net loss attributable to non-controlling interests	(10,937)	(14,974)	(20,537)	(22,474)
Net income (loss) attributable to the company	(491,708)	84,423	(739,725)	(204,153)

Comprehensive (loss) income
Net income (loss)	(502,645)	69,449	(760,262)	(226,627)
Foreign currency translation gain (loss)	(53,057)	145,100	(55,895)	202,407
Total comprehensive income (loss)	(555,702)	214,549	(816,157)	(24,220)

Less: comprehensive loss attributable to non-controlling interest	(10,937)	(14,974)	(20,537)	(22,474)
Less: Foreign currency translation gain (loss) attributable to noncontrolling interest	3,443	(873)	3,020	1,005
Comprehensive income (loss) attributable to the Company	(548,208)	230,396	(798,640)	(2,751)

(Loss) Earning per share
Basic	(0.0345)	0.0063	(0.0523)	(0.0161)
Diluted	(0.0345)	0.0063	(0.0523)	(0.0161)

Weighted average number of common shares outstanding
Basic	14,256,576	13,471,273	14,143,498	12,719,624
Diluted	14,256,576	13,471,273	14,143,498	12,719,624

Revenue

Revenue for the three months ended June 30, 2025 was $3,971,716, compared to $6,753,112 for the comparable period in 2024. The revenue for the three months ended June 30, 2025 was mostly decreased from Meixin catering business and the fish trading business from NTB with the revenue of $0.94 million and $2.98 million, respectively.

Revenue for the six months ended June 30, 2025 was $8,505,844, compared to $11,652,992 for the comparable period in 2024. The revenue for the six months ended June 30, 2025 was mostly decreased from the Meixin catering business, the fish trading business from NTB with revenues of $2.48 million and $5.92 million, respectively.

•	Fish Trading Business: For the six months ended June 5, 2025, the fish trading business decreased in volume, but the selling price increased, the volume decreased from 443 tons to 388 tons for the comparable period in 2024 and 2025. The average selling price of eels increased from $ 15.38 to $15.66 per kilogram for the comparable period in 2024 and 2025.

•	Catering Business: For the six months ended June 5, 2025, the fish, fruit and vegetable processing service and sales volume decreased from 190,962 kilograms to 102,006 kilograms in volume with average prices increased from $14.85 to $15.59 per kilograms for the comparable period in 2024 and 2025.

For the six months ended June 30, 2025, our foreign currency translation loss was $55,895.

Gross profit

Gross profit for the three months ended June 30, 2025 was $ 32,454, compared to $45,787 for the comparable period in 2024. The gross profit for the three months ended June 30, 2025 was mostly decreased from the Meixin catering business and the fish trading business from NTB.

Gross profit for the six months ended June 30, 2025 was $83,404, compared to $129,748 for the comparable period in 2024. The gross profit for the six months ended June 30, 2025 was mostly decreased from the Meixin catering business and the fish trading business from NTB.

General and administrative expenses

General and administrative expenses were $236,322, for the three months ended June 30, 2025, compared to $354,442 for the comparable period in 2024. This increase was primarily due to the decrease of consulting fees, and salary expenses for the three months ended June 30, 2024.

General and administrative expenses were $570,693, for the six months ended June 30, 2025, compared to $805,906 for the comparable period in 2024. This decrease was primarily due to the decrease of salary and commission expenses for the six months ended June 30, 2025 in connection with securities filings and other related matters.

Other income (expense)

Other expense was $158,216, for the three months ended June 30, 2025, compared to other income of $376,338 for the comparable period in 2024. The other income was interest revenue of bank deposits and the remaining consideration of $50,000 recorded as the receivable of disposal of SY Culture. The other expense was interest expense for a bank loan, loss on disposals of investment, share of loss of subsidiaries.

Other expense was $132,412, for the six months ended June 30, 2025, compared to other income of $571,911 for the comparable period in 2024. The other income was interest revenue of bank deposits and the remaining consideration of $50,000 recorded as the receivable of disposal of SY Culture. The other expense was interest expense for a bank loan, loss on disposals of investment, share of loss of subsidiaries.

Income tax expense

During the six months ended June 30, 2025, we recorded an income tax expense of $140,561 compared to income tax expense of $ 122,380 for the comparable period in 2024. The increase of income tax expense is because we evaluated the income tax impact for the period ended June 30, 2025.

Net income (loss) attributable to the Company

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the three months ended June 30, 2025 was $491,708 compared to net loss attributable to us (excluding net loss attributable to non-controlling interest) of $84,423 for the comparable period in 2024.

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the six months ended June 30, 2025 was $739,725, compared to a net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $204,153 for the comparable period in 2024. The increase was primarily due to the increase of general and administrative expenses for the six months ended June 30, 2025.

Liquidity and Capital Resources

We had net cash used by operating activities for the period ended June 30, 2025 and the cash balance was $150,130 as of June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $ 21,978,606, a net loss of $760,262, and net cash used in operating activities of $320,289. In their audit report for the fiscal year ended December 31, 2024 included in this report, our auditors have expressed their concern as to our ability to continue as a going concern.

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

The following table provides detailed information about our net cash flows for the periods indicated:

	For the six months ended June 30,
	2025	2024
	(Unaudited)	(Audited)
	$	$
Net cash used in operating activities	(320,289)	(700,577)
Net cash provided by (used in) investing activities	(135,942)	645,685
Net cash used in financing activities	236,366	(478,361)
Effect of the exchange rate change on cash	(114,166)	(109,904)
Decrease in cash	(334,031)	(643,157)

Net cash used in operating activities

Net cash used in operating activities amounted to $320,289 for the six months ended June 30, 2025. This reflected a net loss of $760,262, depreciation of $200,652.

Net cash used in operating activities amounted to $658,042 for the six months ended June 30, 2024. This reflected a net loss of $863,172, depreciation of $54,529 and share-based compensation of $30,165.

Net cash used in investing activities

Net cash used in investing activities was $135,942 for the year ended June 30, 2025, which were primarily attributable to the proceeds from disposal of subsidiary, SY Culture, of $363,845 and acquisition of associate of $500,000.

Net cash provided by investing activities was $645,685   for the year ended June 30, 2024, which were primarily attributable to the proceeds from disposal of financial assets at fair value through profit and loss.

Net cash used by financing activities

Net cash provided by financing activities amounted to $236,366 for the six months ended June 30, 2025, which was the exercise of warrant.

Net cash used by financing activities amounted to$478,361 for the six months ended June 30, 2024, which was repayment of bank loans and acquisition of subsidiaries.

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

The following material weaknesses in our disclosure controls and procedures at June 30, 2025 were:

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

We expect to remediate these material weaknesses in the second half of 2025. However, we may discover additional material weaknesses that may require additional time and resources to remediate. Our remediation process includes, but not limited to:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2025, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2025 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

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

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
10.1	Stock Purchase Agreement, dated June 5, 2025, by and between Nocera, Inc. and Tachyonext Inc.	Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on June 10, 2025
10.2	Equity Transfer Agreement, dated June 5, 2025, by and between Gui Zhou Grand Smooth Technology Co., Ltd. and Yuechi Technology Limited.	Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed on June 10, 2025
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

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

NOCERA, INC.

Date: August 14, 2025	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

