Form 10-Q
period 2025-09-30
NOCERA, INC.
filed 2025-11-14
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

Yes ☐ No ☒

There were 14,373,617 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 14, 2025.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to a variety of factors and risks, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on May 6, 2025, as amended on June 4, 2025 and June 20, 2025.

Many of those risk factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$2,034,205	$484,161
Accounts receivable	128,512	144,509
Advance to suppliers	1,732	8,404
Prepaid expenses and other assets, net	357,803	643,169
Financial assets at fair value through profit or loss	–	210
Total current assets	2,522,252	1,280,453
Investment	184,776	27,206
Property and equipment, net	1,281,849	1,391,845
Intangible assets - customer relations	85,597	97,825
Goodwill	1,847,713	2,077,728
Other non-current asset	6,482	7,505
Total assets	$5,928,669	$4,882,562
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Other payables and accrued liabilities	$258,806	$376,660
Advance receipts	14,183	72,505
Due to related parties	28,280	27,116
Warrant liability	528,159	76,847
Long-term secured other borrowing – current portion	1,026	6,631
Dividend payable	54,312	54,312
Income tax payable	134,746	25,126
Total current liabilities	1,019,512	639,197
Long-term secured other borrowing	24,698	23,786
Total liabilities	1,044,210	662,983
Commitments and contingencies (Note 19)	–	–
Stockholders’ Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 14,367,539 shares and 14,047,539 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	14,367	14,047
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 shares authorized, 80,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; Series B Preferred Stock, 1,000,000 shares authorized, 3,500 shares issued and outstanding as of September 30, 2025)	84	80
Additional paid-in capital	28,074,941	25,200,265
Statutory and other reserves	191,219	191,219
Accumulated losses	(23,479,395)	(21,238,881)
Accumulated other comprehensive income	72,280	12,415
Total Nocera, Inc.’s stockholders’ equity	4,873,496	4,179,145
Non-controlling interests	10,963	40,434
Total stockholders’ equity	4,884,459	4,219,579
Total liabilities and stockholders’ equity	$5,928,669	$4,882,562

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	1,603,392	1,363,101	10,109,236	13,016,093
Cost of sales	(1,554,290)	(1,328,970)	(9,976,730)	(12,852,214)
Gross profit	49,102	34,131	132,506	163,879

Operating expenses
General and administrative expenses	(869,686)	(335,202)	(1,440,379)	(1,141,108)
Total operating expenses	(869,686)	(335,202)	(1,440,379)	(1,141,108)

Loss from operations	(820,584)	(301,071)	(1,307,873)	(977,229)

Other (expense) income	(688,750)	(27,669)	(820,982)	544,242
Loss before income taxes	(1,509,154)	(328,740)	(2,128,855)	(432,987)

Income tax (expense) benefit	(2,870)	509	(143,431)	(121,871)
Net loss	(1,512,024)	(328,231)	(2,272,286)	(554,858)

Less: Net loss attributable to non-controlling interests	(11,235)	(12,964)	(31,772)	(35,438)
Net loss attributable to the company	(1,500,789)	(315,267)	(2,240,514)	(519,420)

Comprehensive loss
Net loss	(1,512,024)	(328,231)	(2,272,286)	(554,858)
Foreign currency translation (loss) gain	(3,970)	(12,144)	(59,865)	190,263
Total comprehensive loss	(1,515,994)	(340,375)	(2,332,151)	(364,595)

Less: comprehensive loss attributable to non-controlling interest	(11,235)	(12,964)	(31,772)	(35,438)
Less: Foreign currency translation (loss) gain attributable to noncontrolling interest	(719)	(3,957)	2,301	(2,952)
Comprehensive loss attributable to the Company	(1,504,040)	(323,454)	(2,302,680)	(326,205)

Loss per share
Basic	(0.1045)	(0.0232)	(0.1569)	(0.0399)
Diluted	(0.1045)	(0.0232)	(0.1569)	(0.0399)

Weighted average number of common shares outstanding
Basic	14,367,539	13,607,097	14,282,777	13,017,717
Diluted	14,367,539	13,607,097	14,282,777	13,017,717

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Nine months ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities:
Net loss	(2,272,286)	(554,858)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	212,204	112,096
Amortization of intangible assets	12,228	12,228
Loss on fair value change of financial assets at FVTPL	(3)	(4,268)
Loss on disposal of SY Culture	87,332	–
Share of profit of associates	315,224	–
Share-based compensation	–	45,498
Changes in operating assets and liabilities:
Accounts receivable	16,301	72,907
Inventories	–	(15,680)
Advance to suppliers	6,672	–
Prepaid expenses and other assets, net	111,902	(33,254)
Other non-current assets	1,364	68
Advance receipts	(59,600)	–
Other payables and accrued liabilities	(115,434)	(54,818)
Income tax payable	109,669	38,713
Warrant Liability	451,312	(528,196)
Net cash used in operating activities	(1,123,115)	(909,564)

Cash flows from investing activities:
Purchase of property and equipment	–	(956)
Purchase of financial assets at FVTPL	213	(206)
Proceeds from disposal of financial assets at FVTPL	–	212,963
Disposal of subsidiary	363,845	–
Net cash inflow from acquisition of a subsidiary	–	456,004
Acquisition of associate	(500,000)	–
Net cash (used in) provided by investing activities	(135,942)	667,805

Cash flows from financing activities:
Proceeds from issuance of common stock	240,000	–
Proceeds from issuance of preferred stock, net	2,635,000	–
Repayment of short-term bank loan	(5,451)	(478,361)
Net cash provided by (used in) financing activities	2,869,549	(478,361)

Effect of exchange rate changes on cash and cash equivalents	(60,448)	(137,190)
Net Increase(decrease) in cash and cash equivalents	1,550,044	(857,310)
Cash and cash equivalents at beginning of period	484,161	1,229,580
Cash and cash equivalents at end of period	2,034,205	372,270

Supplemental disclosures of cash flow information
Cash paid for interest expenses	–	–
Cash paid for Income taxes	–	–

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Common Stock		Preferred stock		Additional Paid-in	Statutory and other	Accumulated	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Capital	Reserves	Loss	Loss	(Deficit)	Interests	(Deficit)
		$		$	$	$	$	$	$	$	$
Balance, January 1, 2024	11,156,987	11,157	80,000	80	21,931,112	191,219	(18,868,420)	98,906	3,364,054	84,325	3,448,379
Foreign currency translation Adjustments	–	–	–	–	–	–	–	(57,307)	(57,307)	(3,288)	(60,595)
Common stock issuance	1,800,000	1,800	–	–	1,978,200	–	–	–	1,980,000	–	1,980,000
Share-based compensation	–	–	–	–	14,999	–	–	–	14,999	–	14,999
Net loss	–	–	–	–	–	–	(288,576)	–	(288,576)	(7,500)	(296,076)
Balance, March 31, 2024	12,956,987	12,957	80,000	80	23,924,311	191,219	(19,156,996)	41,599	5,013,170	73,537	5,086,707
Foreign currency translation adjustments	–	–	–	–	–	–	–	(145,100)	(145,100)	(873)	(145,973)
Common stock issuance	600,000	600	–	–	641,400	–	–	–	642,000	–	642,000
Share-based compensation	–	–	–	–	15,166	–	–	–	15,166	–	15,166
Net loss	–	–	–	–	–	–	84,423	–	84,423	(14,974)	69,449
Balance, June 30, 2024	13,556,987	13,557	80,000	80	24,580,877	191,219	(19,072,573)	(103,501)	5,609,659	57,690	5,667,349
Foreign currency translation adjustments	–	–	–	–	–	–	–	12,144	12,144	1,209	13,353
Common stock issuance	80,000	80	–	–	59,920	–	–	–	60,000	–	60,000
Share-based compensation	–	–	–	–	15,333	–	–	–	15,333	–	15,333
Net loss	–	–	–	–	–	–	(315,267)	–	(315,267)	(12,964)	(328,231)
Balance, September 30, 2024	13,636,987	13,637	80,000	80	24,656,130	191,219	(19,387,840)	(91,357)	5,381,869	45,935	5,427,804

Balance, January 1, 2025	14,047,539	14,047	80,000	80	25,200,265	191,219	(21,238,881)	12,415	4,179,145	40,434	4,219,579
Foreign currency translation Adjustments	–	–	–	–	–	–	–	2,838	2,838	(423)	2,415
Common stock issuance	200,000	200	–	–	149,800	–	–	–	150,000	–	150,000
Net loss	–	–	–	–	–	–	(248,017)	–	(248,017)	(9,600)	(257,617)
Balance, March 31, 2025	14,247,539	14,247	80,000	80	25,350,065	191,219	(21,486,898)	15,253	4,083,966	30,411	4,114,377
Foreign currency translation adjustments	–	–	–	–	–	–	–	53,057	53,057	3,443	56,500
Common stock issuance	120,000	120	–	–	89,880	–	–	–	90,000	–	90,000
Net loss	–	–	–	–	–	–	(491,708)	–	(491,708)	(10,937)	(502,645)
Balance, June 30, 2025	14,367,539	14,367	80,000	80	25,439,945	191,219	(21,978,606)	68,310	3,735,315	22,917	3,758,232
Foreign currency translation Adjustments	–	–	–	–	–	–	–	3,970	3,970	(719)	3,251
Preferred stock issuance	–	–	3,500	4	2,634,996	–	–	–	2,635,000	–	2,635,000
Net loss	–	–	–	–	–	–	(1,500,789)	–	(1,500,789)	(11,235)	(1,512,024)
Balance, September 30, 2025	14,367,539	14,367	83,500	84	28,074,941	191,219	(23,479,395)	72,280	4,873,496	10,963	4,884,459

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1      PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of Nocera, Inc. (“Nocera” or the “Company”) and its subsidiaries, Grand Smooth Inc. Limited (“GSI”) and Guizhou Grand Smooth Technology Ltd. (“GZ GST”) and Meixin Institutional Food Development Co., Ltd. (“Meixin”), and Shanghai Nocera Culture Co., Ltd. (“Shanghai Nocera”) that is controlled through contractual arrangements. The Company, GSI, GZ GST and Mexin are collectively referred to as the “Company”.

Nocera was incorporated in the State of Nevada on February 1, 2002 and is based in New Taipei City, Taiwan (R.O.C.). It did not engage in any operations and was dormant from its inception until its reverse merger with GSI on December 31, 2018.

Corporate History

Effective December 31, 2018, Nocera completed a reverse merger transaction (the “Reverse Merger”) pursuant to an Agreement and Plan of Merger (the “Agreement”), with (i) GSI, (ii) GSI’s shareholders, Yin-Chieh Cheng and Bi Zhang, who together owned shares constituting 100% of the issued and outstanding ordinary shares of GSI (the “GSI Shares”) and (iii) GSI Acquisition Corp. Under the terms of the Agreement, the GSI shareholders transferred to Nocera all of the GSI Shares in exchange for the issuance of 10,000,000 shares of Nocera’s common stock (the “Share Exchange”). As a result of the Reverse Merger, GSI became Nocera’s wholly-owned subsidiary and Yin-Chieh Cheng and Bi Zhang, the former shareholders of GSI, became Nocera’s controlling shareholders. The Share Exchange with GSI was accounted for as a reverse merger, with GSI as the accounting acquirer and Nocera as the acquired party.

GSI is a limited company established under the laws and regulations of Hong Kong on August 1, 2014, and is a holding company without any operations.

On November 13, 2018, GSI incorporated GZ GST in PRC with registered capital of US$15,000.

 On January 4, 2024, GSI established a wholly-owned foreign enterprise (“WOFE”) in PRC, named Shanghai Nocera Culture Co., Ltd. (“Shanghai Nocera”), with a registered capital of RMB$500,000. Shanghai Nocera was formed to support the Company’s strategic initiatives in China, primarily focusing on identifying and executing potential acquisition opportunities to expand the Company’s business presence in the region.

The VIE Agreements with Meixin

On September 7, 2022, we entered into a series of contractual agreements (collectively, the “Meixin VIE Agreements”) with the majority stockholder (the “Selling Stockholder”) of Meixin Institutional Food Development Co., Ltd., a Taiwan corporation and a food processing and catering company (“Meixin”), and Meixin, of which we purchased 80% controlling interest of Meixin for $4,300,000. The Meixin VIE Agreements essentially confer control and management of Meixin as well as substantially all of the economic benefits of the Selling Stockholder in Meixin to us, and Meixin became a variable interest entity (“VIE”) of the Company.

The VIE Agreements with Xinca

On January 31, 2024, we entered into a Variable Interest Entity Purchase Agreement (“Xinca Purchase Agreement”) with Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. (“Xinca”), a domestic funded limited liability company registered in China (P.R.C). The Xinca Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise, Shanghai Nocera Culture Co., Ltd. (“WFOE”), through a series of contractual agreements (“VIE Agreements”), in which we exchanged 1,800,000 shares of our restricted common stock for a 100% controlling interest in Xinca. As a result, the Company has been determined to be the primary beneficiary of Xinca and Xinca became a VIE of the Company.

(1)	Voting Rights Proxy Agreement & Power of Attorney

Zong Hui and Upward Software (Shanghai) Co., Ltd. (the “Existing Stockholders”) have irrevocably authorized us, or the individual then designated by us (the “Attorney”), to exercise, on their behalf, the following rights available to them in their capacity as stockholders of Xinca under the then-effective articles of association of Xinca (collectively, the “Powers”): (a) to propose the convening of, and attend, stockholders’ meetings in accordance with the articles of association of Xinca on behalf of the Existing Stockholders; (b) to exercise voting rights on behalf of the Existing Stockholders on all matters required to be deliberated and resolved by the stockholders’ meeting, including, without limitation, the appointment and election of the directors and other executives to be appointed and removed by the stockholders of Xinca, and the sale or transfer of all or part of the equity held by stockholders in Xinca; (c) to exercise other stockholders’ voting rights under the articles of association of Xinca (including any other stockholders’ voting rights stipulated upon an amendment to such articles of association); and (d) other voting rights that stockholders shall enjoy under the laws of the People’s Republic of China, as amended, revised, supplemented, and re-enacted, regardless of whether they take effect before or after the conclusion of this Agreement. The Existing Stockholders shall not revoke the authorization and entrustment accorded to the Attorney unless we issue a written notice requesting the replacement of the Attorney. In such event, the Existing Stockholders shall immediately appoint such other person as we designate to exercise the foregoing Powers, and such new authorization and entrustment shall supersede, immediately upon its grant, the original authorization and entrustment.

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

The Equity Purchase Agreements with SY Culture

On April 14, 2024, we entered into a Equity Purchase Agreement with Hangzhou SY Culture Media Co. Ltd. (“SY Culture Purchase Agreement”), a domestic funded limited liability company registered in China (P.R.C). The SY Culture Purchase Agreement was entered into byGZ GST, in which we exchanged 600,000 shares of our restricted common stock for a 100% equity in SY Culture. On June 5, 2025, we entered into a Equity Transfer Agreement with Yuechi Technology Limited (the “Purchaser”), in which we sold our controlling interest of SY Culture, to the Purchaser for a total purchase cash price of $550,000 (the “SY Culture Sale”). The closing of the SY Culture Sale occurred on June 5, 2025 and the SY Culture equity purchase agreement was terminated in connection with the SY Culture Sale.

Note 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on May 6, 2025, as amended on June 4, 2025 and June 20, 2025.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s unaudited condensed consolidated financial position as of September 30, 2025, its consolidated results of operations for the nine months ended September 30, 2025, cash flows for the nine months ended September 30, 2025 and change in equity for the nine months ended September 30, 2025, as applicable, have been made. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2025 or any future periods.

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

There were seven customers who represent 98% of the Company’s total revenue for the nine months ended September 30, 2024. There were five customers who represent 85% of the Company’s total revenue for the nine months ended September 30, 2025.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable, net:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Percentage of the Company’s accounts receivable
Customer A	81.96%	70.98%
Customer B	–	17.32%
Customer C	–	11.70%
Customer D	13.14%	–
	95.10%	100.00%

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

Recent Accounting Pronouncements

The FASB issued several updates during the period, but none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

Note 3      ACCOUNTS RECEIVABLE

As of September 30, 2025 and December 31, 2024, accounts receivable consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Accounts receivable	128,512	144,509
Total	128,512	144,509

For the nine months ended September 30, 2025 and for the year ended December 31, 2024, the Company has recorded nil provision for credit loss.

Note 4     ADVANCE TO SUPPLIERS

Balances of advances to suppliers were $1,732 and $8,404 as of September 30, 2025 and December 31,2024, respectively, which represented prepayments to suppliers for raw materials.

Note 5      PREPAID EXPENSES AND OTHER ASSETS, NET

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Prepaid Expenses	2,263	43,158
Other receivables from third parties	355,540	600,011
Prepaid expenses and other assets, net	357,803	643,169

Other receivables as of September 30, 2025 and December 31, 2024 were $357,803 and $643,169, respectively.

Other receivables from third parties primarily consist of advance payment to e-commerce live stream receivables which total $340,361 and outstanding loans to certain employees (from Xinca) totaling $6,985, also related to the Company’s participation in live stream events. These receivables are expected to be collected within normal payment cycles and are considered part of ongoing operations. Additionally, $1,126 relates to prior-year receivables from GZ GSI for fish sales in China, $5,250 representing the amount arising from the preferred stock sales transaction and $651 related to the tax credit retained from Nocera, and $1,167 representing input tax and retained tax credit from Meixin. Management does not expect any collection issues.

Note 6      FINANCIAL ASSETS AT FAIR VALUE THROUGH PROFIT OR LOSS

The fair value of each investment in equity instrument to be measured at fair value through profit or loss is as follows:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Financial assets mandatorily measured at fair value through profit or loss	$	$
Funds	–	210
Total	–	210

Current	–	210
Non-Current	–	–
Total	–	210

Net loss of $3 was recognized under changes in fair value of financial assets at fair value through profit or loss in the consolidated statement of profit or loss for the nine months ended September 30, 2025.

As of December 31, 2024, no financial assets at fair value through profit or loss were pledged with banks as collateral..

Note 7      PROPERTY AND EQUIPMENT, NET

As of September 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Land	877,870	877,870
Equipment	976,460	911,280
Less: Accumulated depreciation	(572,481)	(397,305)
Property and equipment, net	1,281,849	1,391,845

Depreciation expenses were $212,204 and $112,096 for the nine months ended September 30, 2025 and December 31, 2024, respectively, and $11,552 and $57,567 for the three months ended September 30, 2025 and December 31, 2024, respectively.

Note 8     GOODWILL AND OTHER INTANGIBLE ASSETS GOODWILL

As of September 30, 2025 and December 31, 2024, goodwill consisted of the following:

Goodwill

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Goodwill - Meixin	3,905,735	3,905,735
Goodwill - Xinca	1,351,703	1,351,703
Goodwill – SY Culture	–	230,015
Less: Accumulated amortization	(3,409,725)	(3,409,725)
Goodwill, net	1,847,713	2,077,728

Customer relations

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
	$	$
Acquisitions	135,325	135,325
Less: Accumulated amortization	(49,728)	(37,500)
Customer relations, net	85,597	97,825

Note 9       OTHER BORROWINGS

Other borrowings consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

Secured car loan from CITIC Bank wholly repayable	$25,724	$30,417
Total secured car loan wholly repayable within 1 year	1,026	6,631
Secured car loan from CITIC Bank wholly repayable more than 1 year	24,698	23,786
Total	$25,724	$30,417

Note 10      WARRANTS

In connection with a public offering and pursuant to a registration statement on Form S-1, as amended (File No. 333-264059), originally filed with the SEC on April 1, 2022, and declared effective on August 10, 2022 , the Company issued units consisting of one share of common stock and a warrant to purchase two shares of common stock from the date of issuance until the fifth anniversary of the date of issuance. The public offering price of each unit was $3.50. The common shares and the warrants comprising the units were immediately separable and issued separately in the offering, which closed on August 15, 2022.

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

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	September 30, 2025	December 31, 2024
	$	$

Balance at the beginning of period	76,847	874,116
Fair value change of warrants included in earnings	451,312	(797,269)
Balance at the end of period	528,159	76,847

The following is a summary of the warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2025	2,239,870	2.14	2.63
Exercisable at January 1, 2025	2,239,870	2.14	2.63
Granted	–	–	–
Exercised / surrendered	–	–	–
Expired	–	–	–
Outstanding at September 30, 2025	2,239,870	2.14	1.88
Exercisable at September 30, 2025	2,239,870	2.14	1.88

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

The components of lease expense for the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Statement of Income Location	Nine months ended September 30, 2025	Nine months ended September 30, 2024
		(Unaudited)	(Unaudited)
		$	$
Lease Costs
Operating lease expense	General and administrative expenses	37,405	39,707
Total net lease costs		37,405	39,707

Note 12    OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	$	$
Accrued expenses	92,997	262,156
Others	165,809	114,504
Total	258,806	376,660

As of September 30, 2025, other payables and accrued expenses were $258,806, respectively, compared to $376,660 as of December 31, 2024.

As of September 30, 2025, other payables and accrued expenses were $165,809 and $92,997, respectively, compared to $114,504 and $262,156 as of December 31, 2024. The accrued expenses in both periods primarily relate to audit fees. Other payables mainly consisted of amounts related to e-commerce intermediary transactions, specifically payables arising from cross-border settlements with Chinese e-commerce platforms amounting to $165,283 as of September 30, 2025 and $100,379 as of December 31, 2024. Other payables mainly consisted of amounts related to e-commerce intermediary transactions, specifically payables arising from cross-border settlements with Chinese e-commerce platforms.

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

Taiwan

Pursuant to the Value-added and Non-value-added Business Tax Act and the related implementing rules, all taxpayers that are engaged in the sale of products in the Taiwan are generally required to pay VAT, at a rate of 5%.

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

The components of the income tax (expense) benefit are:

	Three months ended September 30 ,		Nine months ended September 30 ,
	2025	2024	2025	2024
	$	$	$	$
Current	(2,870)	509	(143,431)	(121,871)
Deferred	–	–	–	–
Total income tax (expense) benefit	(2,870)	509	(143,431)	(121,871)

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate applicable to income tax expense is as follows:

	Nine months ended September 30
	2025		2024
Taiwan income tax statutory rate	20.00%		20.00%
Tax effect of non-deductible expenses	(3.15%	)	(11.84%
Tax effect of stock-based compensation	(4.41%	)	(0.6%
Impact of different tax rates in other jurisdictions	(0.15%	)	(0.02%
Others	–		(1.70%	)
Changes in valuation allowance	(12.29%	)	–
Effective tax rate	–		(6.1%	)

The valuation allowance as of September 30, 2025 and December 31, 2024 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as follows.

	September 30, 2025	December 31, 2024
	$	$
Balance at beginning of the period (January 1, 2025)	138,946	95,844
Additions of valuation allowance	–	43,102
Balance at the end of the period (September 30, 2025)	138,946	138,946

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

As of September 30, 2025, the Company had not recorded any withholding tax on the retained earnings of its foreign-invested enterprises in the PRC, and the Company decided not to reinvest its earnings since it is not continuing its business in mainland China, and its foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Note 14    RELATED PARTY BALANCES AND TRANSACTIONS

The Company has no current related party transactions that are required to be disclosed under current SEC rules and regulations.

Note 15   COMMON STOCK

The Company’s authorized number of common stock is 200,000,000 shares with par value of $0.001 each. On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the Company’s common stock issued and outstanding decreased from 10,707,150 shares to 7,138,587 shares. All shares and associated amounts have been retroactively restated to reflect the stock split on August 11, 2022. As of September 30, 2025 and December 31, 2024, issued common stock were 14,367,539 shares and 14,047,539, respectively.

On August 11, 2022, the Company’s common stock commenced trading on The Nasdaq Capital Market under the symbol “NCRA” on a post-reverse stock split basis. During the public offering, 1,880,000 common shares, at par value $0.001 each, were issued at the offering price of $3.50 each. The Company received total gross proceeds of $6.58 million from the public offering and after deducting the underwriting commissions, discounts and offering expenses, the Company received net proceeds of approximately $5.3 million.

All number of shares, share amounts and per share data presented in the accompanying unaudited consolidated financial statements and related notes have been retroactively restated to reflect the reverse merger transaction and subsequent issuance of shares stated above, except for authorized shares of common stock, which were not affected.

Recent Issuance of Common Stock

•	On February 20, 2024, we entered into VIE Agreement with Xinca and issued 1,800,000 shares of our common stock in exchange of a 100% controlling interest in Xinca;

•	On April 14, 2024, we entered into an Equity Purchase Agreement with SY Culture and issued 600,000 shares of our common stock in exchange of 100% equity of SY Culture.

•	On February 7, 2025, our shareholder exercised 150,000 shares of Warrant Class A in exchange of 100,000 shares of common stock.

•	On February 12, 2025, our shareholder exercised 150,000 shares of Warrant Class A in exchange of 100,000 shares of common stock.

•	On May 8, 2025, our shareholder exercised 180,000 shares of Warrant Class A in exchange of 120,000 shares of common stock.

Note 16    SHARE-BASED COMPENSATION

On December 27, 2018, Nocera granted Mr. Yin-Chieh Cheng quarterly option awards of 250,000 Series A warrants for 20 quarters (i.e., 5 years) for a total of 5,000,000 Series A warrants with an exercise price of $0.50 per share, subject to continued employment for services as Chairman of the Board of Directors (“Board”) and a Director.

On June 1, 2020, Nocera granted Mr. Shun-Chih Chuang and Mr. Hsien-Wen Yu 50,000 Class A warrants and 60,000 Class A warrants separately, each with an exercise price of $0.50 per share, for serving as the Company’s Chief Financial Officer and Chief Operating Officer, respectively. The Company also granted two (2) employees 50,000 Class A warrants with an exercise price of $0.50 per share. The Class A warrants consist of the right to purchase one share of Company common stock for $0.50 per share from the date of issuance until April 23, 2026.

On December 1, 2021, Nocera granted Mr. Shun-Chih Chuang and Mr. Hsien-Wen Yu 75,000 Class A warrants and 60,000 Class A warrants separately, each with an exercise price of $0.50 per share, for serving as the Company’s Chief Financial Officer and Chief Operating Officer, respectively. The Company also granted two (2) employees 70,000 Class A warrants with an exercise price of $0.50 per share. The Class A warrants consist of the right to purchase one share of Company common stock for $0.50 per share from the date of issuance until April 23, 2026.

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

On December 5, 2023 and August 26, 2024, respectively, the Company vested 60,000 shares and 180,000 of our common stock to our Chief Executive Officer, Andy Chin-An Jin.

The estimated fair value of share-based compensation for employees is recognized as a charge against income on a ratable basis over the requisite service period, which is generally the vesting period of the award.

The Company recognized $0 and 15,333 share-based compensation expenses for the three months ended September 30, 2025 and 2024, respectively. The Company recognized $0 and $45,498 share-based compensation expenses for the nine months ended September 30, 2025 and 2024, respectively.

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

On August 28, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of Nevada, designating up to 1,000,000 shares of Series B Convertible Non-Voting Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"). Each share of Series B Preferred Stock has a stated value of $1,000.

On August 29, 2025, the Company entered into a securities purchase agreement (the ”Series B Preferred Purchase Agreement”) with an institutional accredited investor (the Series B Preferred Investor”). Pursuant to the Series B Preferred Purchase Agreement, the Company sold 3,500 shares of Series B Preferred Stock at a purchase price of $910 per share. The aggregate purchase price received by the Company was $2,635,000, net of issuance cost of $550,000. The Company may, subject to certain conditions, sell up to an additional 10,000 shares of Series B Preferred Stock to the Series B Preferred Investor in one or more subsequent closings.

The key terms of the Series B Preferred Stock are as follows:

•	Dividends: Beginning October 1, 2025, holders are entitled to receive mandatory monthly dividends at an annual rate of 9.0% of the aggregate stated value. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock.
•	Conversion: The Series B Preferred Stock is convertible at any time at the option of the holder into shares of common stock. The conversion price is $1.80 per share of Common Stock, subject to adjustment. The conversion is subject to a beneficial ownership limitation which prohibits a holder from converting if, after conversion, the holder would own in excess of 4.99% (or 9.99% upon election) of the total outstanding Common Stock.
•	Ranking: The Series B Preferred Stock ranks senior to the common stock and the Company's Series A Preferred Stock with respect to preferences on dividends, distributions, and payments upon liquidation.
•	Voting Rights: The Series B Preferred Stock has no voting rights.

Redemption: The Series B Preferred Stock is redeemable at the Company's option at any time. Holders have the option to require the Company to redeem the shares at any time after the two-year anniversary of the initial issuance date. Upon the occurrence of certain events of default, holders may require a mandatory redemption at a price equal to 125% of the stated value plus any accrued and unpaid dividends.

Note 18    (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share for the three and nine months ended September 30, 2025 and 2024.

	For three months ended September 30,		For nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator:
Net loss attributable to the Company	(1,500,789)	(315,267)	(2,240,514)	(519,420)

Denominator:
Weighted-average shares outstanding
- Basic	14,367,539	13,607,097	14,282,777	13,017,717
- Diluted	14,367,539	13,607,097	14,282,777	13,017,717

Loss per share:
- Basic	(0.1045)	(0.0232)	(0.1569)	(0.0399)
- Diluted	(0.1045)	(0.0232)	(0.1569)	(0.0399)

Note 19    COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company has entered into operating lease agreement for certain office and accommodation as well as fish farming containers for research and develop advanced technology for water circulation applying in fishery. Future minimum lease payments under non-cancellable operating leases with initial terms within one year.

The total future minimum lease payments under non-cancellable short-term leases as of September 30, 2025 are payable as follows:

Lease Commitment
$
Within 1 year	12,041
Total	12,041

Note 20    BUSINESS COMBINATION

Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd.

On January 31, 2024, the Company acquired 100% shares of Xinca. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$201,863
Trade receivables	379,525
Prepaid rent expense	373,623
Goodwill	1,351,703
Plant and equipment, net	58,887
Depreciation	(562)
Advanced from customers	(36,404)
Long-term secured bank loan	(36,087)
Other payables and accrued liabilities	(369,737)
Net assets value	1,922,811
Purchases price	$1,980,000

Hangzhou SY Culture Media Co. Ltd.

On April 14, 2024, the Company acquired 100% shares of SY Culture. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$206,663
Trade receivables	163,814
Advance to supplier	6,691
Investment	27,284
Other payables and accrued liabilities	(755)
Net assets value	403,697
Purchase price	$642,000

Note 21     SEGMENT REPORTING

Effective as of January 1, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Company’s Chief Operating Decision Maker (“CODM”) is its Executive Director, Song-Yuan Teng, who is responsible for reviewing the results of operations and allocating resources across the Company’s reportable segments, which are comprised of Fish Trading, Catering, and E-Commerce. These operating segments reflect the manner in which the CODM allocates resources and evaluates performance.

These segments align with how management evaluates performance and allocates resources. Segment performance is evaluated based on segment revenue and operating profit, which includes direct costs and segment-specific general and administrative expenses and tax, but excludes corporate overhead and interest.

The summary of key information by segments for the three months and nine months ended September 30, 2025 and 2024 was as follows:

For three months ended September 30, 2025

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$1,518,957	$42,748	$41,687	$1,603,392
Cost of revenue	$(1,525,424)	$(28,724)	$(142)	$(1,554,290)
Gross profit	$(6,467)	$14,024	$41,545	$49,102
General and administrative expenses	$(798,389)	$(60,817)	$(10,480)	$(869,686)
Segment operating losses	$(804,856)	$(46,793)	$31,065	$(820,584)
Income tax expenses	$(2,870)	$–	$–	$(2,870)
Segment losses	$(807,726)	$(46,793)	$31,065	$(823,454)

For three months ended September 30, 2024

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$1,102,214	$145,181	$115,706	$1,363,101
Cost of revenue	$(1,129,547)	$(168,764)	$(30,659)	$(1,328,970)
Gross profit	$(27,333)	$(23,583)	$85,047	$34,131
General and administrative expenses	$(84,976)	$(46,486)	$(203,740)	$(335,202)
Segment operating losses	$(112,309)	$(70,069)	$(118,693)	$(301,071)
Income tax expenses	$509	$–	$–	$509
Segment losses	$(111,800)	$(70,069)	$(118,693)	$(300,562)

For nine months ended September 30, 2025

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$9,923,033	$47,255	$138,948	$10,109,236
Cost of revenue	$(9,912,608)	$(32,195)	$(31,927)	$(9,976,730)
Gross profit	$10,425	$15,060	$107,021	$132,506
General and administrative expenses	$(1,229,061)	$(169,541)	$(41,777)	$(1,440,379)
Segment operating losses	$(1,218,636)	$(154,481)	$65,244	$(1,307,873)
Income tax expenses	$(143,431)	$–	$–	$(143,431)
Segment losses	$(1,362,067)	$(154,481)	$65,244	$(1,451,304)

For nine months ended September 30, 2024

	Sales of Fish Trading	Sales of Catering	E-Commerce	Total

Revenue	$12,506,951	$232,676	$276,466	$13,016,093
Cost of revenue	$(12,511,059)	$(233,932)	$(107,223)	$(12,852,214)
Gross profit	$(4,107)	$(1,256)	$169,242	$163,879
General and administrative expenses	$(504,576)	$(200,470)	$(436,062)	$(1,141,108)
Segment operating losses	$(508,683)	$(201,726)	$(266,820)	$(977,229)
Income tax expenses	$(121,871)	$–	$–	$(121,871)
Segment losses	$(630,554)	$(201,726)	$(266,820)	$(1,099,100)

The following tables set forth a summary of single customers who represent 10% or more of the Company’s segments revenue, net:

	Fish Trading
	September 30, 2025	September 30, 2024

Percentage of fish trading revenue
Customer A	16.16%	20.33%
Customer B	26.42%	14.05%
Customer C	9.23%	10.85%
Customer D	3.98%	17.68%
Customer E	11.44%	4.66%
Customer F	16.64%	12.15%
Customer H	16.13%	13.96%
	100.00%	93.68%

	Catering
	September 30, 2025	September 30, 2024

Percentage of catering revenue
Customer H	44.38%	–
Customer I	51.92%	–
	96.3%	–

Note 22    DISPOSAL OF SUBSIDIARY

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

Note 23    SUBSEQUENT EVENT

On October 31, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, in multiple closings, a new series of senior secured convertible notes in an aggregate original principal amount of up to $300,000,000 (the “Notes”). The Company issued an initial Note in an aggregate principal amount of $8,000,000 for an aggregate purchase price of $7,280,000 at the initial closing (the “Initial Closing”). Subject to certain conditions described in the Purchase Agreement, the Company has the option to request that the Investor purchase additional Notes (the “Company’s Option Closing”), and the Investor has the option to cause the Company to sell additional Notes (the “Investor’s Option Closing”), provided that the aggregate original principal amount of any Notes issued in such subsequent closings with respect to Company’s Option Closing and the Investor’s Option Closing shall not exceed $8,000,000 individually, and not more than $292,000,000 in the aggregate.

The Notes are convertible into shares of common stock of the Company and will rank senior to all existing and future indebtedness of the Company, except as specified in the Notes.

The Initial Closing was completed on November 4, 2025. Additional details relating to this offering and the Notes can be seen in the Company’s current report on Form 8-K filed on November 3, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATING AND FINANCIAL RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In addition, our unaudited consolidated financial statements and the financial data included in this Quarterly Report on Form 10-Q reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed under the section captioned “Cautionary Statement Regarding Forward-Looking Statements” herein as well as any other cautionary language and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 6, 2025, as amended on June 4, 2025 and June 20, 2025. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

Operations Overview

Fish Trading

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

Catering

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

On April 14, 2024, we entered into a Variable Interest Entity Purchase Agreement (“SY Media Purchase Agreement”) with Hangzhou SY Culture Media Co. Ltd. (“SY Culture”), a domestic funded limited liability company registered in China (P.R.C). The SY Culture Purchase Agreement was entered into by our wholly-owned subsidiary and foreign enterprise GZ GST, through a series of contractual agreements (“VIE Agreements”), in which we exchanged 600,000 shares of our restricted common stock for a 100% controlling interest in SY Culture. As a result, the Company has been determined to be the primary beneficiary of SY Culture and SY Culture became a variable interest entity (“VIE”) of the Company. On June 5, 2025, we entered into an Equity Transfer Agreement with Yuechi Technology Limited (the “Purchaser”), in which we sold our controlling interest of SY Culture, to the Purchaser for a total purchase cash price of $550,000 (the “SY Culture Sale”). The closing of the SY Culture Sale occurred on June 5, 2025 and the SY Culture equity purchase agreement was terminated in connection with the SY Culture Sale.

E-Commerce

In 2024, we initiated the e-commerce business in China, utilizing platforms like Douyin to expand our retail reach, utilizing interactive content and livestream shopping to drive engagement and sales. By integrating social commerce with our seafood resources, we enhance pricing advantages and optimize margins, strengthening our position in the evolving retail landscape. Building on this foundation, we continue to focus on expanding our e-commerce ecosystem by improving digital marketing strategies, diversifying online sales channels, and enhancing user experience through data-driven insights. The shift toward online retail has allowed us to respond more effectively to changing consumer preferences, streamline operations, and create a scalable model that supports sustainable growth across both domestic and international markets.

On June 5, 2025, we acquired a 35% equity interest in Tachyonext Inc. (“Tachyonext”), a Delaware corporation engaged in e-commerce operations in the U.S., for an aggregate purchase price of $500,000 in cash. The purchase price was funded from existing cash resources. Under the terms of the Stock Purchase Agreement, we obtained certain governance and protective rights, including a non-voting board observer seat while holding at least 20% of Tachyonext’s outstanding common stock, a right of first refusal on certain share transfers, consent rights over certain new equity issuances, and a put option exercisable beginning one year after closing to sell shares back to the other major shareholder or Tachyonext, subject to a $300,000 aggregate cap. We account for this investment under the equity method of accounting as we have significant influence over Tachyonext’s operations and financial policies. For the year ended September 30, 2025, we recognized $(315,224) share of loss from the investment.

Sales and Marketing and Growth Strategy

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

We also intend to expend the fish farming demo sites in Taiwan by adding 20 units of RASs eel farming equipment with outsourcing construction services and build the catfish farm in the U.S. by the end of 2024 to promote our fish farming systems to the global market. We are expecting more customers from various countries actively inquiring about our equipment. As of February 16, 2023, we completed the acquisition of 229 acres of land in Montgomery County, Alabama, of which we intend to build RASs on that land for fish farming. As of September 30, 2025, we are still ensuring all requirements and evaluations are being thoroughly addressed prior to constructing any RASs on the Alabama land. Simultaneously, the design of the RAS equipment is underway, progressing in alignment with the project’s timeline. Both aspects are being managed concurrently to maintain project efficiency and coherence. We plan to enhance market penetration through the establishment of our own fish farms and diversify revenue streams through various sales channels.

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

Foreign Currency

Our reporting currency is the U.S. dollar and our operations in Taiwan use their local currency, the New Taiwan dollar (“NT”), as their functional currencies. Substantially all of our revenue and expenses are in NT dollars. We are subject to the effects of exchange rate fluctuations with respect to any of such currency. For example, the value of the NT dollar depends to a large extent on Taiwan government policies and Taiwan’s domestic and international economic and political developments, as well as supply and demand in the local market.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of our unaudited condensed consolidated financial position as of September 30, 2025, consolidated results of operations for the period ended September 30, 2025, cash flows for the year period ended September 30, 2025 and change in equity for the period ended September 30, 2025, as applicable, have been made.

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

On initial recognition, we may irrevocably designate investments in equity investments that are not held for trading as at FVTOCI.

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

Fair Value Measurement

We apply ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand and cash in bank with no restrictions. The balance of cash as of September 30, 2025 and 2024 were $2,034,205 and $372,270, respectively.

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

We mainly offer and generate revenue from the fish trading business, bento box and fruit and vegetable processing business, and E-commerce live streaming business. Revenue recognition policies are discussed as follows:

Aquatic product trading revenue

We engage in the trading of fish, primarily eels. Revenue is generated when we receive customer orders specifying product types and requirements. Upon receiving an order, we arrange the harvesting of the eels, inspects the products to ensure compliance with the customer’s specifications, and coordinates delivery. Revenue is recognized at a point in time when control of the goods is transferred to the customer, typically upon delivery, which is the point at which the performance obligation is satisfied.

Bento box and produce processing revenue

We also operate a bento box and fresh produce processing business, primarily involving vegetables and fruits. The revenue recognition model for this segment is similar to the aquatic product trading business. Upon receiving customer orders, we process and package the required food or agricultural products, ensure product quality and conformity to order specifications, and arrange delivery. Revenue is recognized at a point in time, generally upon the transfer of the processed goods to the customer.

E-commerce live-streaming commission revenue

We act as an agent in facilitating the sale of third-party products through live-streaming e-commerce platforms. We do not take control of the goods sold, and commission revenue is recognized on a net basis. Revenue is recognized at the point in time when the underlying product is sold and shipment is confirmed by the seller, which indicates we have fulfilled our performance obligation of facilitating the sale.

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

Uncertain Tax Positions

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. We record interest and penalties on uncertain tax provisions as income tax expense. There were no uncertain tax positions as of September 30, 2025, and we have no accrued interest or penalties related to uncertain tax positions. We do not believe that the unrecognized tax benefits will change over the next twelve months.

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

Foreign Currency Translation and Transactions

Our reporting currency is the United States dollar (“US$”). The functional currency of our VIE in Taiwan is the NT dollar , and the functional currency of our Hong Kong subsidiary is Hong Kong dollars. The functional currency of PRC companies is the Renminbi. In the consolidated financial statements, the financial information of our subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains or losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity and comprehensive (loss) income.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and nine months ended September 30, 2025 and 2024.

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	1,603,392	1,363,101	10,109,236	13,016,093
Cost of sales	(1,554,290)	(1,328,970)	(9,976,730)	(12,852,214)
Gross profit	49,102	34,131	132,506	163,879

Operating expenses
General and administrative expenses	(869,686)	(335,202)	(1,440,379)	(1,141,108)
Total operating expenses	(869,686)	(335,202)	(1,440,379)	(1,141,108)

Loss from operations	(820,584)	(301,071)	(1,307,873)	(977,229)

Other (expense) income	(688,570)	(27,669)	(820,982)	544,242
Loss before income taxes	(1,509,154)	(328,740)	(2,128,855)	(432,987)

Income tax (expense) benefit	(2,870)	509	(143,431)	(121,871)
Net loss	(1,512,024)	(328,231)	(2,272,286)	(554,858)

Less: Net loss attributable to non-controlling interests	(11,235)	(12,964)	(31,772)	(35,438)
Net loss attributable to the company	(1,500,789)	(315,267)	(2,240,514)	(519,420)

Comprehensive loss
Net loss	(1,512,024)	(328,231)	(2,272,286)	(554,858)
Foreign currency translation (loss) gain	(3,970)	(12,144)	(59,865)	190,263
Total comprehensive loss	(1,515,994)	(340,375)	(2,332,151)	(364,595)

Less: comprehensive loss attributable to non-controlling interest	(11,235)	(12,964)	(31,772)	(35,438)
Less: Foreign currency translation (loss) gain attributable to noncontrolling interest	(719)	(3,957)	2,301	(2,952)
Comprehensive loss attributable to the Company	(1,504,040)	(323,454)	(2,302,680)	(326,205)

Loss per share
Basic	(0.1045)	(0.0232)	(0.1569)	(0.0399)
Diluted	(0.1045)	(0.0232)	(0.1569)	(0.0399)

Weighted average number of common shares outstanding
Basic	14,367,539	13,607,097	14,282,777	13,017,717
Diluted	14,367,539	13,607,097	14,282,777	13,017,717

Revenue

Revenue for the three months ended September 30, 2025 was $1,603,392, compared to $1,363,101 for the comparable period in 2024. The revenue increase for the three months ended September 30, 2025 was mostly attributable to improved operating results over period to period from the Meixin catering business and the fish trading business from NTB with the revenue of $0.09 million and $1.47 million, respectively.

Revenue for the nine months ended September 30, 2025 was $10,109,236 compared to $13,016,093 for the comparable period in 2024. The revenue decrease for the nine months ended September 30, 2025 was mostly attributable to weaker operating results over period to period from the Meixin catering business, the fish trading business from NTB with revenues of $2.57 million and $7.39 million, respectively.

•	Fish Trading Business: For the nine months ended September 30, 2025, the fish trading business decreased in volume, but the selling price increased, the volume decreased from 827 tons to 643 tons for the comparable period in 2024 and 2025. The average selling price of eels increased from $ 15.44 to $15.99 per kilogram for the comparable period in 2024 and 2025.

•	Catering Business: For the nine months ended September 30, 2025, the fish, fruit and vegetable processing service and sales volume decreased from 62,016 kilograms to 12,275 kilograms in volume with average prices increased from $3.75 to $3.85 per kilograms for the comparable period in 2024 and 2025.

For the nine months ended September 30, 2025, our foreign currency translation loss was $59,865.

Gross profit

Gross profit for the three months ended September 30, 2025 was $ 49,102, compared to $34,131 for the comparable period in 2024. The gross profit increase for the three months ended September 30, 2025 was mostly attributable to improved operating results over period to period from the Meixin catering business and the fish trading business from NTB.

Gross profit for the nine months ended September 30, 2025 was $132,506, compared to $163,879 for the comparable period in 2024. The gross profit decrease for the nine months ended September 30, 2025 was mostly attributable to weaker operating results over period to period from the Meixin catering business and the fish trading business from NTB.

General and administrative expenses

General and administrative expenses were $869,686, for the three months ended September 30, 2025, compared to approximately $335,202 for the comparable period in 2024. This increase was primarily due to the increase of audit fees, consulting fees, and salary expenses for the three months September 30, 2025.

General and administrative expenses were $1,440,379, for the nine months ended September 30, 2025, compared to approximately $1141,108 for the comparable period in 2024. This decrease was primarily due to the decrease of salary and commission expenses for the nine months ended September 30, 2025 in connection with securities filings and other related matters.

Other income (expense)

Other expense was $688,570, for the three months ended September 30, 2025, compared to other expense of $27,669 for the comparable period in 2024. The other income was interest revenue of bank deposits. The other expense was interest expense for a bank loan, a loss on disposals of SY Culture, and a loss recognized from the equity-method investment in Tachyonext.

Other expense was $820,982, for the nine months ended September 30, 2025, compared to other income of $544,242 for the comparable period in 2024. The other income was interest revenue of bank deposits. The other expense was interest expense for a bank loan, loss on disposals of investment and Share of loss of subsidiaries.

Income tax expense

During the nine months ended September 30, 2025, we recorded an income tax expense of $143,431 compared to income tax expense of $121,871 for the comparable period in 2024. The increase of income tax expense is because we evaluated the income tax impact for the period ended September 30, 2025.

Net income (loss) attributable to the Company

Net loss attributable to us (excluding net loss attributable to non-controlling interest) for the three months ended September 30, 2025 was $1,500,789 compared to net loss attributable to us (excluding net loss attributable to non-controlling interest) of $315,267 for the comparable period in 2024.

Net loss attributable to the Company (excluding net loss attributable to non-controlling interest) for the nine months ended September 30, 2025 was $2,240,514, compared to a net loss attributable to the Company (excluding net loss attributable to non-controlling interest) of $519,420 for the comparable period in 2024. The increase was primarily due to the increase of general and administrative expenses for the nine months ended September 30, 2025.

Liquidity and Capital Resources

The Company had net cash used by operating activities for the period ended September 30, 2025 of $1,123,115 and the cash balance was $2,034,205 as of September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $ 23,479,395, a net loss of $2,240,514, and net cash used in operating activities of $ 1,123,115. In their audit report for the fiscal year ended December 31, 2024 included in our most recent Annual Report on Form 10-K, our auditors expressed their concern as to our ability to continue as a going concern.

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

Since the net asset balance as of September 30, 2025 was $4,884,459, we believe that as of the date of this Quarterly Report on Form 10-Q, there is no substantial doubt as to our ability to continue as a going concern.

The following table provides detailed information about our net cash flows for the periods indicated:

	For the nine months ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
	$	$
Net cash used in operating activities	(1,123,115)	(909,564)
Net cash (used in) provided by investing activities	(135,942)	667,805
Net cash provided by (used in) financing activities	2,869,549	(478,361)
Effect of the exchange rate change on cash	(60,448)	(137,190)
Increase(Decrease) in cash	1,550,044	(857,310)

Net cash used in operating activities

Net cash used in operating activities amounted to $1,123,115 for the nine months ended September 30, 2025. This cash usage was primarily driven by the net loss of $2,272,286, which was partially offset by significant non-cash adjustments, including depreciation of $212,204, share of loss of associates amounting to $315,224, and an increase of $451,312 in warrant liability due to fair value adjustment.

Net cash used in operating activities amounted to $909,564 for the nine months ended September 30, 2024. This cash usage was primarily driven by the net loss of $554,858, and significant non-cash adjustments, including an decrease of 528,196 in warrant liability due to fair value adjustment.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $135,942 for the year ended September 30, 2025, which were primarily attributable to the proceeds of $363,845 from the disposal of SY Culture and cash outflows of $500,000 related to the investment in Tachyonext.

Net cash provided by investing activities was $667,805 for the year ended September 30, 2024, which were primarily attributable to the proceeds from disposal of financial assets at fair value through profit and loss of $212,963 and the acquisition of Xinca and SY Culture of $456,003.

Net cash provided by (used by) financing activities

Net cash provided by financing activities amounted to $2,869,549 for the nine months ended September 30, 2025, which was the result of the exercise of warrants and the issuance of preferred stock through a private placement.

Net cash used in financing activities amounted to $478,361 for the nine months ended September 30, 2024, which was the result of the repayment of bank loans and acquisition of subsidiaries.

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

Please refer to the Note 2 to the financial statements contained herein.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

The following material weaknesses in our disclosure controls and procedures at September 30, 2025 were:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2025 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 6, 2025, as amended on June 4, 2025 and June 20, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 29, 2025, the Company issued and sold 3,500 shares of its Series B Convertible Non-Voting Preferred Stock to an institutional accredited investor in a private placement at $910 per share. The aggregate purchase price received by the Company was $2,635,000, net of issuance cost of $550,000. The net proceeds from the sale will be used for general corporate purposes and working capital.

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

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc. **
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

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

NOCERA, INC.

Date: November 14, 2025	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

