Form 10-K
period 2025-12-31
NOCERA, INC.
filed 2026-04-15
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2025 based on $1.05 per share, the price at which the registrant’s common stock was last sold on June 30, 2025, was approximately $14,367,529.

There were 17,075,471 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 14, 2026.

NOCERA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2025

i

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “Nocera, Inc.,” “Nocera,” the “Company,” “we," “us,” “our” and similar references refer to Nocera, Inc., a Nevada corporation. Our logo and other trademarks or service marks of the Company appearing in this Annual Report on Form 10-K are the property of Nocera, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; growth strategies; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; our future financing plans and anticipated needs for working capital; and the economy in general or the future of the food production industry, all of which are subject to various risks and uncertainties. Such statements, when used in this Annual Report on Form 10-K and other reports, statements and information we have filed with the Securities and Exchange Commission (the “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, are generally identifiable by use of the words “may, ” “will, ” “should,” “expect,” “anticipate,” “continue”, “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that the expectations, beliefs, etc., for the Company or our industry, will be realized.

These statements may be found under Part I Item 1 “Business” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other parts of this Annual Report on Form 10-K. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors described in this Annual Report on Form 10-K generally. As a result, readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risk factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

Overview

As of the date of this Annual Report on Form 10-K, our business operations consist primarily of two segments: (i) Fish Trading and (ii) E-Commerce. Our Fish Trading segment is carried out by our wholly-owned subsidiary, Nocera Inc. Taiwan Branch (“NTB”). NTB engages in the trading of fish, primarily eels, in the Republic of Taiwan, or Taiwan. Upon receiving an order, the Company arranges for the harvesting of the eels, inspects the products to ensure compliance with the customer’s specifications, and coordinates delivery. In the E-Commerce segment, which is administered through Xinca, an unincorporated division of the Company (“Xinca”), we act as an agent in facilitating the sale of third-party products through live-streaming e-commerce platforms. The Company does not take control of the goods sold, and commission revenue is recognized on a net basis. In 2025, the Company made substantial equity investments in two e-commerce companies, one based in the United States and the other in France.

In addition, we design recirculation aquaculture systems (“RAS”) for fish farming, and we consult with customers in the manufacture and installation of RAS. RAS are land-based facilities in which water is continuously treated and reused, which provides a controlled environment for the cultivation of aquatic species. This allows for high-density fish production with minimal water usage and environmental impact, as waste products are removed or converted into non-toxic substances. Our primary business operations once consisted of the design, development and production of RAS in bulk, but we discontinued the production and sale of the units in late 2022, while continuing to leverage our expertise in RAS to generate revenue. We also had a Catering segment, which was administered through our variable interest entity (“VIE”), Meixin Institutional Food Development Co. a Taiwan corporation, but we sold our interest in the VIE at the end of 2025 and have discontinued this segment.

In January 2026, the Company allocated an aggregate $2.0 million of corporate funds to purchase Bitcoin as part of its corporate treasury strategy. The Company completed the first $1.0 million tranche on January 25, 2026 and the remaining $1.0 million tranche on January 29, 2026, acquiring approximately 12 Bitcoin at an average purchase price of approximately $83,000. The Company intends to continue its corporate treasury strategy, with an emphasis on Bitcoin for now, for the foreseeable future.

Sales and Marketing and Growth Strategy

Corporate History

Nocera, Inc. was incorporated in the State of Nevada on February 1, 2002, and is based in New Taipei City, Taiwan. Prior to December 31, 2018, we existed as a “shell company” as defined under Rule 12b-2 of the Exchange Act but, as a result of a reverse merger that year in which we were the acquiring party, we reorganized as a public operating company engaged in the RAS business through a wholly-owned subsidiary, Grand Smooth Inc. Limited, a company organized under the laws of Hong Kong, China (“GSI”). In mid-2021, the Company relocated its principal executive offices to New Taipei City, Taiwan (R.O.C), as it concentrated its RAS operations in the Taiwanese market. As of August 11, 2022, the Company uplisted its common stock, par value $0.001 per share, to the Nasdaq Capital Market (“Nasdaq”) and the common stock initiated trading on Nasdaq under the ticker symbol “NCRA.”

Corporate Structure

Nocera Group Structure

Nocera Inc.
100%
Nocera Inc. Taiwan Branch
The Taiwan branch of Nocera was established as the representative of its U.S. parent company's future business in Taiwan.
100%
Grand Smooth Inc. Limited
100%
Shanghai Nocera Culture Co., Ltd.
Grand Smooth Inc. serves as the main holding company for Nocera's development in China, establishing Shanghai Nocera Culture for business cooperation and mergers and acquisitions in China.
100%
Gui Zhou Grand Smooth Technology Co., Ltd.
100%
Hangzhou Star-Path Live Entertainment
Star-Path Live Entertainment is an entertainment ecology company, primarily responsible for integrating entertainment resources, expanding traffic channels, and providing brands with full-chain services.
35%
TACHYONEXT INC.
A technology and supply chain solutions company that enables businesses to launch, scale, and optimize e-commerce operations using its proprietary platforms and logistics network.
35%
LONGWOOL
A technology company focused on cross-border smart payment solutions, delivering secure, efficient, and localized global payment services.

We conduct our operations primarily through NTB and Xinca. Our other subsidiaries, Shanghai Nocera Culture Co., Ltd., and GSI, which wholly-owns GZ GST.

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

Customers

In 2025, we targeted customers in a variety of markets, including Japan, Taiwan, China, the U.S., South Africa, and France. In the Fish Trading segment, our emphasis over the last year has been in Japan and Taiwan. In the E-Commerce segment, we have focused on the United States, France, and the People’s Republic of China, or China. Our RAS consulting services have concentrated on China and South Africa. During the year ended December 31, 2025 and 2024, our net sales were approximately $13.63 million and approximately $17.01 million, respectively.

Trademarks and Patents

We do not own any trademarks or patents.

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

Listing on The Nasdaq Capital Market

Our common stock is listed on The Nasdaq Capital Market under the symbol “NCRA” since August 11, 2022. As detailed in “Recent Developments” below, we have recently received a deficiency letter from Nasdaq and are actively addressing it as of the date of this Annual Report on Form 10-K.

Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Property

We own 229 contiguous acres of land located in Montgomery County, Alabama as of the date of this Annual Report on Form 10-K. We acquired this real property with the intent of developing it in order to grow our RAS business in the United States but since our decision to limit RAS to design and consulting only, we have suspended these plans and have no present intent to develop the property at this time.

Seasonality

Since the global growing demand from aquaculture production along with the decreasing production from wild fisheries and our fish farming systems provide a controlled and traceable environment for species, our business rarely suffers a seasonal impact.

Human Capital Resources

As of December 31, 2025, we had a total of 20 employees, including 17 full-time employees and 3 part-time employees. In addition, we have 8 consultants. We are compliant with local prevailing wage, contractor licensing and have good relations with our employees.

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

Recent Developments

The following highlights recent material developments in our business during the fiscal year covered by this Annual Report on Form 10-K:

•	On June 5, 2025, we entered into a Stock Purchase Agreement with Tachyonext Inc., a Delaware corporation (“Tachyonext”)On November 1, 2023, we announced that the Board appointed Yiwen Zhang and Song-Yuan Teng to the Board, with Yiwen Zhang serving on the Audit Committee of the Board and the Nominating and Corporate Governance Committee of the Board, as well as Chairman of the Audit Committee of the Board.

•	On August 29, 2025, we entered into a Securities Purchase Agreement with an institutional accredited investor, pursuant to which we and issued and sold 3,500 shares of Series B Preferred Stock for an aggregate purchase price of $3.15 million at the initial closing. The Series B Preferred Stock is convertible into shares of the Company’s common stock subject to a 4.99% (or 9.99% upon election) beneficial ownership limitation, carries a 9% annual dividend beginning October 1, 2025, ranks senior to the Company’s common and Series A preferred stock with respect to dividends and liquidation, and has no voting rights. The Company also entered into a registration rights agreement covering the resale of the underlying common shares. Additional issuances of up to 10,000 shares may occur in future closings subject to the terms of the purchase agreement.

•	On October 31, 2025, we entered into a Securities Purchase Agreement with an institutional accredited investor. On November 3, 2025, we consummated the initial closing under the purchase agreement and issued to the investor a senior secured convertible note in the principal amount of $8,000,000 for a purchase price of $7,280,000. The note bears interest at 9% per annum, payable monthly, matures on November 3, 2027 and is convertible into shares of the Company’s common stock at a variable conversion price based on market prices, subject to a floor price and customary adjustments. The note is senior to the Company’s other indebtedness (subject to permitted indebtedness) and is secured by a first-priority security interest in substantially all assets purchased with the note proceeds. Conversion is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% upon notice.

•	On December 1, 2025, we entered into a Stock Purchase Agreement with LONGWOOL, a French corporation (société par actions simplifiée, or SAS), we agreed to purchase from LONGWOOL, and LONGWOOL the Company agreed to issue and sell to us that number of equity securities representing 35% of the LONGWOOL’s outstanding equity.

Nasdaq

On February 2, 2026, we received a deficiency letter (the “Nasdaq Letter”) from The Nasdaq Stock Market LLC notifying us that, for the 30 consecutive business days from December 17, 2025 through January 30, 2026, the closing bid price of our Common Stock had not been maintained at the minimum required closing bid price of at least $1.00 per share, as required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until August 3, 2026 (the “Compliance Period”), to regain compliance with the Bid Price Rule. If at any time during the Compliance Period the closing bid price of our Common Stock is at least $1.00 per share for a minimum of ten (10) consecutive business days, Nasdaq will provide written confirmation that we have regained compliance and the matter will be closed. If we do not regain compliance during the Compliance Period, we may be eligible for an additional 180-day compliance period, subject to meeting the other continued listing requirements for Nasdaq and providing written notice of our intention to cure the deficiency, including by effecting a reverse stock split, if necessary.

The Nasdaq Letter does not result in the immediate delisting of our Common Stock, and our Common Stock will continue to trade uninterrupted on Nasdaq under the symbol “NCRA”.

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

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occur, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations, and the price of our securities could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance. The statements contained in this Annual Report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our securities could decline, and investors in our securities may lose all or part of their investment. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Risks Related to Our Business

There is substantial doubt of our ability to continue as a going concern.

We have incurred net losses since our inception. In the twelve months ended December 31, 2025 and 2024, we incurred operating losses of $2,669,493 and $4,944,026, respectively. As at December 31, 2025, we have working capital of $7,583,695 and had an accumulated deficit of $26,188,471. In their audit report for the fiscal year ended December 31, 2025 included in this Annual Report on Form 10-K, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain financing. We intend to continue funding our operations through equity and debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

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

Our revenues for the year ended December 31, 2025 and for the year ended December 31, 2024 were approximately $13.63 million and $17.01 million, respectively. There were five customers (Sano Morio, Handou Syuji, Ming-Chi Chen, Kai-Ling Chen and Sano Morimoto) who represented approximately 81.8% of our total revenue for the year ended December 31, 2025 of our total revenue for the prior year period. These customers are not located in mainland China or Hong Kong. Our future plan of operations is to shift away from general construction services to the construction of fish farms and fish trading business. There can be no guarantee that such shift in operations will generate the same levels of revenues previously generated through our VIE.

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

We rely on our executive officers and the performance of certain highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

Our success is dependent on our current executive officers. Our success also depends in large part on the continued service of our key operational and management personnel. We face intense competition from our competitors, customers and other companies throughout the industry. The loss of any our executive officers, specifically Mr. Andy Chin-An Jin, our Chief Executive Officer, or any failure on our part to hire, train and retain a sufficient number of qualified management -level professionals could impair our business.

In addition, we are also, and will continue to be, heavily dependent on the skill, acumen and services of our non-management employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

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

Competitors and potential competitors may develop services, products and technologies that make ours obsolete or garner greater market share than ours.

Our ability to compete successfully will depend on our ability to demonstrate that our services and products are superior to and/or less expensive than other products available in the market. Some of our competitors have the benefit of marketing their products under brand names that have better market recognition than ours or have stronger marketing and distribution channels than we do. Increased competition as to any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our profitability.

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

Risks Related to Our Bitcoin Treasury Strategy

Our Bitcoin treasury strategy exposes us to significant volatility in the price of Bitcoin, which could materially adversely affect our financial condition and results of operations.

We have allocated a portion of our corporate funds to purchase Bitcoin as part of our corporate treasury strategy. Bitcoin has historically experienced significant price volatility and is subject to rapid and substantial changes in value driven by market sentiment, liquidity, macroeconomic conditions, changes in interest rates and other factors that are difficult to predict. Any decline in the market price of Bitcoin could require us to recognize losses in our financial statements and could reduce our liquidity, increase our need for additional financing and adversely affect our ability to fund operations, capital expenditures and working capital needs. In addition, our Bitcoin holdings may result in increased volatility in our reported earnings and cash flows, which may adversely affect investor perception and the market price of our common stock.

Accounting, tax and regulatory developments relating to digital assets could adversely affect us.

The accounting treatment for digital assets and related disclosure requirements may evolve and could require us to change our accounting policies, restate prior period financial statements or incur increased costs to comply with new or revised accounting standards. In addition, the U.S. and foreign jurisdictions continue to evaluate and implement regulations governing digital assets, including rules relating to custody, reporting, trading, market integrity, anti-money laundering and sanctions compliance. Changes in laws, regulations, enforcement priorities or interpretations could restrict our ability to purchase, hold or dispose of Bitcoin, increase our compliance costs, subject us to additional taxes or reporting obligations, or otherwise materially adversely affect our business, financial condition and results of operations.

We may be unable to safeguard our Bitcoin holdings, and any compromise, loss, theft or misappropriation of our Bitcoin could materially adversely affect our business, financial condition and results of operations.

Digital assets are subject to unique risks, including theft, hacking, social engineering, malware, insider misconduct and technological vulnerabilities. We may hold Bitcoin directly or through third-party custodians, exchanges or other service providers, and we may be exposed to losses resulting from (i) security breaches, cyberattacks or operational failures impacting our systems or those of third parties, (ii) the loss or compromise of private keys, passwords or other credentials necessary to access our Bitcoin, (iii) insolvency, bankruptcy, fraud, misconduct or failure of a custodian, exchange or other service provider, or (iv) disruptions, delays, forks or other events affecting the Bitcoin network. Any of these events could result in partial or total loss of our Bitcoin holdings, impair our liquidity and adversely affect our ability to operate our business. Further, our insurance coverage, if any, may not be sufficient to cover losses relating to digital assets.

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

On February 2, 2026, we received written notice from Nasdaq that, for the 30 consecutive business days from December 17, 2025 through January 30, 2026, the closing bid price of our common stock did not meet the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market. We have been provided an initial 180-day compliance period, or until August 3, 2026, to regain compliance. If at any time during this period the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq is expected to provide written confirmation of compliance. If we do not regain compliance during this period, we may be eligible for an additional 180-day compliance period, subject to meeting other continued listing standards and providing written notice of our intent to cure the deficiency, including by effecting a reverse stock split, if necessary.

The notice has no immediate effect on the listing or trading of our common stock, which continues to trade on The Nasdaq Capital Market under the symbol “NCRA.” We are evaluating our options to regain compliance; however, there can be no assurance that we will be able to do so or otherwise maintain our Nasdaq listing.

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

As of December 31, 2025, we did not maintain effective controls over the control environment. Our weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in U.S. general acceptable accounting principles (GAAP) and SEC rules and regulations with respect to financial reporting functions. Furthermore, we lack robust accounting systems as well as sufficient resources to hire such staff and implement these accounting systems.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which approximately 177,788,681 shares are available for issuance. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required under law or under Nasdaq Rule 5635(b) which requires stockholder approval for change of control transactions where a stockholder acquires 20% of a Nasdaq-listed company’s common stock or securities convertible into common stock, calculated on a post-transaction basis. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

Sales of our currently issued and outstanding shares of common stock and shares of common stock underlying warrants may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

Approximately 58% of the shares of common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act (“Rule 144”). As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.

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

Because we initially became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not attract the attention of research analysts at major brokerage firms.

We did not become a public reporting company through a traditional firm commitment underwritten initial public offering. Companies that complete traditional underwritten offerings often receive broader exposure to research analysts, institutional investors and the financial media at the time of listing. As a result, we may have received less initial visibility and may continue to receive limited attention from research analysts and investment banks.

We are currently a smaller reporting company and an emerging growth company, and we do not have research coverage from major brokerage firms. The absence of analyst coverage may limit investor awareness of our business, reduce institutional interest in our common stock and adversely affect trading volume and liquidity. In addition, limited analyst visibility may make investment banks less likely to underwrite secondary offerings on our behalf, which could impair our ability to raise additional capital on favorable terms.

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

Our headquarter is located at 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan (R.O.C.). The office is rented by Taiwan Grand Smooth Enterprise Co., Ltd., a company 100% controlled by the estate of Yin-Chieh Cheng, our late President, Chief Executive Officer, and Chairman of the Board. Mr. Cheng’s estate sub-leases this space to us free of charge.

As of December 31, 2025, we own 229 contiguous acres of land located in Montgomery County, Alabama. We intend to build RASs on the land for fish farming. The property includes a house, a manufactured home and a building site with sewer and power which we intend to develop into an office and dormitory for our future employees.

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

Market Information

Our common stock, par value $0.001, is listed on The Nasdaq Capital Market under the symbol “NCRA.” On April 14, 2026, the closing price for our common stock as reported on The Nasdaq Capital Market was $0.218 per share.

Stockholders

As of April 15, 2026, we had approximately 438 stockholders of record of our common stock, not including shares held in street name.

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

We did not pay cash dividends in the years ended December 31, 2025 or 2024.

Transfer Agent

The transfer agent and registrar for our common stock is Mountain Share Transfer, LLC.

Securities Authorized for Issuance under Equity Compensation Plans

In 2018, the Board and stockholders adopted Nocera, Inc.’s 2018 Stock Option and Award Incentive Plan, effective December 31, 2018 (the “2018 Plan”). The 2018 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, and (iii) stock purchase rights. The 2018 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The 2018 Plan is administered by the Compensation Committee. The Board reserved 6,666,667 (post-split) shares of common stock under the 2018 Plan. No awards have been granted to any employees or consultants pursuant to the 2018 Plan. As of December 31, 2025, a total of 5,459,605 shares of common stock are available for future issuance pursuant to the 2018 Plan.

Unregistered Sales of Equity Securities

Issuance of Common Stock

•	On February 12, 2025, a holder exercised Class A warrants to purchase 300,000 shares of common stock, resulting in the issuance of 200,000 shares of our common stock upon a cashless exercise.

•	On May 8, 2025, a holder exercised Class A warrants to purchase 180,000 shares of common stock, resulting in the issuance of 120,000 shares of our common stock upon a cashless exercise.

•	On October 22, 2025, a holder exercised IPO warrants to purchase 6,058 shares of common stock, resulting in the issuance of 6,058 shares of our common stock.

•	On November 10, 2025, a holder exercised IPO warrants to purchase 20 shares of common stock, resulting in the issuance of 20 shares of our common stock.

•	On December 23, 2025, a holder converted an aggregate of $50,537.50 of principal and accrued interest into 60,013 shares of our common stock.

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

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2018 Equity Incentive Plan:
Equity compensation plans approved by security holders	–	$–	5,459,605
Equity compensation plans not approved by security holders	–	–	–
Total	–	$–	5,459,605

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations and Organization Overview

Our business operations consist primarily of our Fish Trading and E-Commerce segments, which are administered through NTB and Xinca, respectively. In addition, in 2025, the Company made substantial equity investments in two e-commerce companies, one based in the United States and the other in France, and we maintain a legacy RAS design and consulting business. Beginning in January 2026, we embarked on a corporate treasury strategy, with a current emphasis on Bitcoin, in which we have invested $2.0 million to date.

Meixin Institutional Food Development Co., Ltd. (“Meixin”)

Acquisition and Consolidation

On September 7, 2022, the Company entered into a series of contractual agreements (collectively, the “Meixin VIE Agreements”) with Meixin, a Taiwan corporation and a food processing and catering company, and with Meixin’s equity holders. Through Meixin VIE Agreements, the Company obtained a controlling financial interest in Meixin representing 80% of its economic interests, for total consideration of $4,300,000.

Due to restrictions under the laws and regulations of Taiwan that limit foreign equity ownership in certain businesses, the Company does not hold any equity ownership interest in Meixin. Instead, the Meixin VIE Agreements provide the Company with the power to direct the activities that most significantly impact Meixin’s economic performance and the right to receive substantially all of the economic benefits of Meixin, while also obligating the Company to absorb losses that could potentially be significant to Meixin.

In accordance with ASC 810, Consolidation, the Company determined that Meixin is a VIE and that the Company is the primary beneficiary. Accordingly, Meixin’s financial results have been consolidated into the Company’s consolidated financial statements since the acquisition date. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The excess of the consideration transferred over the fair value of the identifiable net assets acquired resulted in goodwill of $3,905,735. As of December 31, 2024, cumulative goodwill impairment losses of $3,409,725 had been recognized related to Meixin.

Disposition and Discontinued Operations

On December 1, 2025, the Company entered into an Equity Transfer Agreement with Yinuo Investment Consulting Co., Limited to sell 80% of its variable interest entity economic interests in Meixin. The transaction was completed on December 31, 2025. Upon closing, the Company received cash consideration of $420,000 and deconsolidated Meixin.

At the date of disposition, the carrying amounts of Meixin’s assets and liabilities, including goodwill, were derecognized. The disposition of Meixin represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the results of Meixin have been classified as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations. The Company recognized a loss on disposal $155,263, which is included in loss from discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss.

At the date of disposition, the carrying amounts of Meixin’s assets and liabilities were as follows:

Cash and cash equivalents	$2,173
Accounts receivable	17,544
Prepaid expenses and other assets	605
Property and equipment, net	286,351
Intangible assets, net	81,521
Goodwill	496,010
Other non-current assets	4,613
Accrued expenses and other liabilities	(19,817)
Due to related parties	(294,305)
Net assets value	$574,695

The following tables summarize (i) the results of operations and (ii) the cash flows of the discontinued operations for the periods presented, as included in the Company’s consolidated financial statements.

	For the years ended December 31,
	2025	2024
	$	$
Net sales	2,597,349	4,890,187
Cost of sales	(2,585,917)	(4,826,633)
Operating expenses	(226,547)	(257,785)
Other income	2	21
Net loss from discontinued operations before income taxes	(215,113)	(194,210)
Income tax expenses	–	(2,495)
Net loss from discontinued operations, net of tax	(215,113)	(196,705)

	For the years ended December 31,
	2025	2024
	$	$
Net cash used in operating activities	782	(2,593)
Net cash used in investing activities	–	–
Net cash provided by financing activities	–	–
Effect of the exchange rate change on cash and cash equivalents	–	–
Increase (Decrease) in cash and cash equivalents	782	(2,593)

Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd.(“Xinca”)

Acquisition and Consolidation

On January 31, 2024, the Company entered into a series of contractual agreements with Xinca, a domestic funded limited liability company registered in the People’s Republic of China and with Xinca’s equity holders. Through Xinca VIE Agreements, the Company obtained a controlling financial interest in Xinca representing 100% of its economic interests. The consideration transferred consisted of 1,800,000 shares of the Company’s common stock, with an aggregate fair value of $1,980,000.

The Xinca VIE Agreements were entered into by the Company’s wholly-owned subsidiary, Shanghai Nocera Culture Co., Ltd., a wholly foreign-owned enterprise. Due to restrictions under PRC laws and regulations that limit or prohibit foreign equity ownership in certain businesses, the Company does not hold any direct equity ownership interest in Xinca. Instead, the Xinca VIE Agreements provide the Company with the power to direct the activities that most significantly impact Xinca’s economic performance and the right to receive substantially all of the economic benefits of Xinca, while also obligating the Company to absorb losses that could potentially be significant to Xinca. In accordance with ASC 810, Consolidation, the Company determined that Xinca is a VIE and that the Company is the primary beneficiary. Accordingly, Xinca’s financial results have been consolidated into the Company’s consolidated financial statements since the acquisition date.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The fair values of assets acquired and liabilities assumed were as follows:

$207,109
Prepaid expense and other receivables	815,067
Property and equipment, net	59,841
Accrued expense and other liabilities	(416,695)
Long-term secured other borrowing	(37,025)
Net assets value	$628,297

The excess of the consideration transferred over the fair value of the identifiable net assets acquired, amounting to $1,351,703, was recognized as goodwill. As of December 31, 2024, cumulative goodwill impairment losses of $1,351,703 had been recognized related to Xinca.

Hangzhou SY Culture Media Co. Ltd. (“SY Culture”)

Acquisition and Consolidation

On April 14, 2024, the Company acquired a 100% equity interest in SY Culture in exchange for 600,000 shares of the Company’s common stock at a fair value of $642,000. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$206,663
Other receivables	163,814
Advance to supplier	6,691
Investment	27,284
Other payables and accrued liabilities	(755)
Net assets value	$403,697

The excess of the consideration transferred over the fair value of the identifiable net assets acquired, amounting to $230,015, was recognized as goodwill.

Disposition

On June 5, 2025, the Company completed the sale of SY Culture to an unrelated third party, Yuechi Technology Limited, for cash consideration of $550,000. At the date of disposition, the carrying amounts of SY Culture’s assets and liabilities were as follows:

Cash and cash equivalents	$186,155
Accounts receivable	4,594
Prepaid expenses and other assets, net	13,901
Investment	27,802
Goodwill	230,015
Other payables and accrued liabilities	(70)
Net assets value	$462,397

The disposition did not represent a strategic shift in the Company’s operations and the Company recognized a gain on disposal of $87,603, which is included in other expense in the Consolidated Statements of Operations and Comprehensive Loss.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

As part of our long-term growth strategy, we may allocate capital toward selective acquisitions or strategic investments that we believe could enhance our operating platform and diversify our revenue base. We intend to evaluate potential targets based on financial performance, scalability, regulatory considerations, and strategic alignment with our core competencies. Any acquisition would be subject to due diligence, negotiation of definitive agreements, availability of financing, and applicable regulatory approvals. Acquisitions involve inherent risks, including integration challenges, potential dilution, assumption of liabilities, and diversion of management attention. There can be no assurance that any contemplated transaction will be identified or consummated, or that any completed transaction will achieve the anticipated benefits.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Nocera, Inc., its wholly-owned subsidiaries, and its VIEs for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interests represent the portion of equity in subsidiaries not attributable, directly or indirectly, to the Company.

The Company evaluates whether an entity is a VIE based on the sufficiency of the entity’s equity at risk and whether the equity holders have the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company assesses whether it is the primary beneficiary by determining whether it has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates VIEs for which it is determined to be the primary beneficiary. These determinations require significant judgment and estimation by management regarding the Company’s rights, obligations, and ability to direct activities of the VIE. The Company continuously reassesses its involvement with VIEs to determine whether changes in facts and circumstances result in an entity becoming a VIE or the Company becoming (or ceasing to be) the primary beneficiary of an existing VIE.

Fair Value Measurement

The Company follows ASC 820, Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for inputs used in measuring fair value:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.
•	Level 2: Observable inputs other than Level 1, either directly or indirectly.
•	Level 3: Unobservable inputs, used when observable inputs are not available.

The Company measures certain financial instruments at fair value on a recurring basis, including warrant liabilities and convertible notes. When observable market data is available, such inputs are used to measure fair value. When observable inputs are not available, the Company applies valuation techniques which require management to develop significant estimates and assumptions.

Certain non-financial assets, including goodwill, intangible assets and long-lived assets, are measured at fair value on a non-recurring basis when indicators of impairment exist.

Business Combination

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price of an acquisition is allocated to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. Transaction costs related to business combinations, such as legal, accounting, valuation, and other professional or consulting fees, are expensed as incurred and included in general and administrative expenses.

The Company may adjust the preliminary purchase price allocation, as necessary, for up to one year after the acquisition closing date (the “measurement period”) as it obtains more information regarding asset valuations and liabilities assumed that existed at the acquisition date. Measurement period adjustments are recorded in the period in which the adjustments are determined.

Deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the tax bases and the recognized amounts of assets acquired and liabilities assumed in accordance with ASC Topic 740, Income Taxes.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, primarily property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss equal to the excess of carrying amount over the fair value of the assets.

Warrants

The Company accounts for warrants issued in connection with financing transactions and employee awards in accordance with ASC 815, Derivatives and Hedging, and ASC 718, Compensation—Stock Compensation, as applicable.

Warrants that meet the criteria for equity classification are recorded in additional paid-in capital at fair value on the grant or issuance date and are not subsequently remeasured. Warrants classified as equity include warrants issued as employee awards that are settled in a fixed number of the Company’s common shares for a fixed exercise price.

Warrants that do not meet the criteria for equity classification are accounted for as warrant liabilities. Warrant liabilities are initially recognized at fair value on the issuance date and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in other expense in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of warrant liabilities is determined using valuation techniques that incorporate significant unobservable inputs and are classified as Level 3 within the fair value hierarchy.

Convertible Notes

The Company accounts for its convertible notes under the fair value option election in accordance with ASC 825, Financial Instruments. The Company has irrevocably elected the fair value option for the convertible notes to more accurately reflect the economic substance of the instruments and to simplify the accounting for the embedded features.

Under the fair value option, the convertible notes are initially recognized at their fair value and subsequently remeasured at fair value at each reporting date. Changes in the fair value of the convertible notes are recognized in other expense in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of the convertible notes is determined using valuation techniques that incorporate significant unobservable inputs and is classified as Level 3 within the fair value hierarchy.

Original issue discounts, issuance costs, and other direct costs associated with the issuance of convertible notes accounted for under the fair value option are expensed as incurred. Interest expense is recognized based on the stated contractual interest rate.

Preferred Stock

The Company accounts for its issued preferred stock in accordance with applicable guidance in ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, and related SEC guidance. The Company evaluates the terms of its preferred stock to determine whether such instruments should be classified as permanent equity, temporary equity (mezzanine), or liabilities. Preferred stock that includes redemption features that are not solely within the Company’s control is classified as temporary equity and is presented outside of permanent equity in the consolidated balance sheets.

Preferred stock is initially recorded at issuance proceeds net of issuance costs. Issuance costs are recorded as a reduction of the carrying amount of the preferred stock.

Mandatory dividends on preferred stock are recognized as a reduction to income available to common stockholders for purposes of earnings per share, whether or not such dividends are declared or paid during the period. Dividends payable in common stock are recorded based on the fair value of the shares issued on the dividend payment date.

The Company evaluates conversion features embedded in its preferred stock to determine whether such features require bifurcation as derivatives or qualify for equity classification. Conversion features that are indexed to the Company’s own stock and meet the equity classification criteria are not accounted for as derivative liabilities.

Share-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with ASC 718, Compensation—Stock Compensation, which requires share-based payment awards issued to employees and non-employees to be measured at their grant-date fair value.

Share-based compensation cost is recognized as compensation expense over the requisite service period, which is generally the vesting period of the award. Awards that are fully vested at the grant date are recognized as compensation expense immediately. The Company accounts for forfeitures as they occur.

The grant-date fair value of equity-classified warrants is estimated using the Black-Scholes option-pricing model. The valuation model requires assumptions for expected volatility, expected term, risk-free interest rate and expected dividend yield. Expected volatility is based on the historical volatility of the Company’s common stock or, when insufficient historical information is available, the volatility of comparable publicly traded companies. The expected term is based on the contractual term of the awards. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the grant date for maturities consistent with the expected term of the awards. The Company has never declared or paid dividends and does not expect to do so in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

Recently Issued Accounting Standards

See Note 3 to the Consolidated Financial Statements included herewith.

Results of Operations

The following table sets forth our consolidated statements of operations for the years ended December 31, 2025, and 2024.

Consolidated Statements of Operations

	For the years ended December 31,
	2025	2024

Net sales	$13,627,944	$17,013,132
Cost of sales	(13,455,267)	(16,678,871)
Gross profit	172,677	334,261

Operating expenses
Impairment of goodwill	–	(2,510,875)
General and administrative expenses	(2,782,316)	(2,706,581)
Share based compensation	(59,854)	(60,831)
Total operating expenses	(2,842,170)	(5,278,287)

Other (expenses) income, net
Other income	41,424	690,722
Net loss before income taxes	(2,628,069)	(4,253,304)

Income tax expenses	(251,972)	(237,071)
Net loss from continuing operations	(2,666,836)	(4,293,670)

Net loss from discontinued operations
Loss on disposal	(67,660)	–
Loss from discontinued operations	(145,545)	(196,705)
Net (loss) gain from discontinued operations	(213,205)	(196,705)

Net loss	(2,880,041)	(4,490,375)
Less: Preferred dividend	(123,014)	(16,000)
Less: Net income attributable to non-controlling interests	43,023	39,342
Net loss attributable to Nocera Shareholders	$(2,960,032)	$(4,467,033)

Other Comprehensive loss
Net loss	(2,880,041)	(4,490,375)
Foreign currency translation income (loss)	(66,901)	74,888
Total comprehensive loss	(2,946,942)	(4,415,487)

Less: Net loss attributable to non-controlling interest	43,023	39,342
Less: Foreign currency translation loss attributable to non-controlling interest	(2,589)	4,549
Comprehensive loss attributable to Nocera Shareholders	$(2,906,508)	$(4,371,596)

Loss per share – basic and diluted	$(0.2069)	$(0.3371)
Net loss per share from continuing operations – basic and diluted	$(0.1920)	$(0.3223)
Net loss per share from discontinued operations – basic and diluted	$(0.0149)	$(0.0148)

Weighted Average Shares Outstanding - Basic and Diluted	14,306,487	13,249,705

Comparison of Results of Operations for the years ended December 31, 2025, and December 31, 2024

Revenue

Revenue for the year ended December 31, 2025 was approximately $13.6 million, compared to approximately $17.01 million for the year ended December 31, 2024. The decrease in revenue was primarily attributable to a decline in revenue generated from the Company’s fish trading business.

Gross profit

Gross profit for the year ended December 31, 2025 was approximately $173 thousand, compared to approximately $334 thousand for the year ended December 31, 2024. The decrease in gross profit was primarily attributable to the disposal of SY Culture in the Company’s e-commerce business during the second quarter of 2025.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2025 were approximately $2.8 million, compared to approximately $2.1 million for the year ended December 31, 2024. The increase was primarily attributable to issuance costs of approximately $0.6 million incurred in connection with the senior secured convertible note issued in the fourth quarter of 2025.

Other income (expense)

Other expense for the year ended December 31, 2025 was approximately $0.5 million, compared to other income of approximately $0.7 million for the year ended December 31, 2024. Other expense in 2025 was primarily attributable to a loss of approximately $0.3 million from equity method investments. Other income in 2024 was primarily attributable to a gain of approximately $0.8 million resulting from the fair value remeasurement of IPO warrants.

Net loss from discontinued operations

Net loss from discontinued operations for the year ended December 31, 2025 was approximately $0.3 million, compared to approximately $1.4 million for the year ended December 31, 2024. The decrease was primarily attributable to a goodwill impairment charge of approximately $1.2 million related to Meixin that was recognized in 2024.

Summary of Consolidated Statements of Cash Flows

	For the years ended December 31,
	2025	2024
Net cash used in operating activities	$(2,581,539)	$(2,095,549)
Net cash (used in) provided by investing activities	(118,115)	220,465
Net cash provided by financing activities	10,159,388	1,101,218
Effect of the exchange rate change on cash and cash equivalents	8,285	28,446
Increase (Decrease) in cash and cash equivalents	$7,468,019	$(745,419)

Net cash used in operating activities

Net cash used in operating activities was approximately $2.6 million for the year ended December 31, 2025. This was primarily attributable to a net loss of approximately $3.3 million, adjusted for non-cash items or non-operating activity, including a loss of approximately $0.2 million from equity method investments, depreciation expense of approximately $0.2 million, and issuance costs and accrued interest related to convertible notes of approximately $0.8 million.

Net cash used in operating activities was approximately $2.1 million for the year ended December 31, 2024. This primarily reflected a net loss of approximately $2.4 million, adjusted for non-cash items or non-operating activity, including a goodwill impairment loss of approximately $1.2 million, a gain of approximately $0.8 million from the fair value remeasurement of IPO warrants, and depreciation expense of approximately $0.1 million.

Net cash (used in) provided by investing activities

Net cash used in investing activities was approximately $0.1 million for the year ended December 31, 2025. This was primarily attributable to payments of approximately $0.9 million for equity method investments, partially offset by proceeds of approximately $0.8 million from the disposal of Meixin and SY Culture.

Net cash used in investing activities was approximately $0.2 million for the year ended December 31, 2024, which was primarily attributable to the disposal of financial assets.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $10.2 million for the year ended December 31, 2025. This was primarily attributable to proceeds of approximately $0.3 million from the issuance of common stock, $2.6 million from the issuance of preferred stock, and $7.3 million from the issuance of convertible notes, partially offset by approximately $0.6 million of convertible note issuance costs.

Net cash provided by financing activities was approximately $1.1 million for the year ended December 31, 2024. This was primarily attributable to proceeds of approximately $1.1 million from the issuance of common stock, partially offset by repayments of borrowings of approximately $0.5 million.

Liquidity and Capital Resources; Going Concern

•	On October 31, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, in multiple closings, a new series of senior secured convertible notes in an aggregate original principal amount of up to $300,000,000 (the “Notes”), subject to the satisfaction or waiver of certain closing conditions. We expect to issue an initial Note in an aggregate principal amount of $8,000,000 for an aggregate purchase price of $7,280,000 at the initial closing (the “Initial Closing”) upon the satisfaction of certain closing conditions. Subject to certain conditions described in the Purchase Agreement, we have the option to request that the Investor purchase additional Notes (the “Company’s Option Closing”), and the Investor has the option to cause us to sell additional Notes (the “Investor’s Option Closing”), provided that the aggregate original principal amount of any Notes issued in such subsequent closings with respect to Company’s Option Closing and the Investor’s Option Closing shall not exceed $8,000,000 individually, and not more than $292,000,000 in the aggregate.

•	On November 3, 2025, we consummated the initial closing under the Purchase Agreement, pursuant to which it issued to the Investor a senior secured convertible note in the principal amount of $8,000,000 (the “Initial Note”) for a purchase price of $7,280,000. The Initial Note is convertible into shares (the “Conversion Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), at a conversion price equal to the lower of (A) the lower of: (i) $2.01, and (ii) the average of the closing price of the Common Stock as reported by Nasdaq for each of the five trading days immediately preceding the applicable Closing, and (B) 93% of the lowest daily volume-weighted average price of the Common Stock during the ten (10) trading days immediately preceding the applicable Conversion Date; provided, however, that in no event will the conversion price be less than the Floor Price then in effect (subject to customary adjustments and the applicable limitations under Nasdaq Listing Rules). The Initial Note bears interest at a rate of nine percent (9%) per annum, payable monthly in arrears, matures on November 3, 2027 and contains customary events of default (upon which the interest rate will increase to a rate of eighteen percent (18%) per annum).

Recently Issued Accounting Pronouncements

Please refer to the Note 3 to the Consolidated Financial Statements included herewith.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 28, 2026, Enrome LLP (“Enrome”) resigned as the Company’s independent registered public accounting firm. On the same date, the Board of Directors approved the appointment of SFAI Malaysia PLT (“SFAI”), a Public Company Accounting Oversight Board (PCAOB)-registered public accounting firm, as the Company’s independent registered public accounting firm, effective immediately.

Enrome’s reports on the Company’s financial statements for the fiscal years ended December 31, 2024 and 2023 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period through January 28, 2026, there were no disagreements with Enrome on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and no reportable events. During the same periods, neither the Company nor anyone acting on its behalf consulted with SFAI regarding the matters described in Item 304(a)(2) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, due to the presence of material weaknesses described below, our disclosure controls and procedures were not effective.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was not effective as of December 31, 2025. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2025:

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

Remediation Plan

During the year ended December 31, 2025, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

We expect to remediate these material weaknesses in 2026. However, we may discover additional material weaknesses that may require additional time and resources to remediate. Our remediation process includes, but not limited to:

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2025, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

The Holding Foreign Companies Accountable Act (the “HFCAA”) requires the Securities and Exchange Commission (the “SEC”) to identify issuers whose auditors are not subject to inspection by the Public Company Accounting Oversight Board (the “PCAOB”).

The Company’s independent registered public accounting firm, SFAI Malaysia PLT (“SFAI”), is headquartered in Malaysia and is registered with the PCAOB. The Company believes that SFAI is subject to inspection by the PCAOB.

The Company is not currently identified as a Commission-Identified Issuer under the HFCAA.

Based on the Company’s review of its shareholder register and publicly available information, to the Company’s knowledge, no governmental entity in mainland China or Hong Kong owns shares of the Company’s capital stock; no governmental entity in mainland China or Hong Kong has a controlling financial interest in the Company; no official of the Chinese government or the Hong Kong Special Administrative Region serves as a member of the board of directors or as an officer of the Company or its consolidated subsidiaries; and the Company’s organizational documents do not contain any provisions related to the Chinese Communist Party.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following are our executive officers and directors and their respective ages and positions as of the filing date of this Annual Report on Form 10-K.

Name	Age	Position	Director Since
Andy Ching-An Jin	44	Chief Executive Officer (Principal Executive Officer) Director	July 31, 2023
Shun-Chih (“Jimmy”) Chuang	36	Chief Financial Officer (Principal Financial and Accounting Officer)	–
Feng-Hua (“Howard”) Chen	62	Chief Operating Officer	January 4, 2024
Sean Filson	43	Director	October 16, 2024
Hui-Ying Zhuang	53	Director	December 19, 2019
Yiwen Zhang	57	Director	October 27, 2023
Song-Yuan Teng	37	Director	October 27, 2023

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

Board Committees

Our Board has established an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the "Nominating and Corporate Governance Committee"). Our Board has not yet adopted procedures by which stockholders may recommend nominees to the Board. The composition and responsibilities of each of the committees of our Board is described below. Members serve on these committees until their resignation or until as otherwise determined by our Board.

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

Summary Compensation Table

The following table summarizes all cash compensation paid by us, as well as certain other compensation paid or accrued, for the years ended December 31, 2025 and 2024 for all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year.

Name and Principal Position	Fiscal Year	Salary($)	Equity Awards($)(1)	Total($)
Andy Ching-An Jin	2025	240,000	870,000	1,110,000
Chief Executive Officer	2024	36,000	221,520	257,520

(1)	The amounts shown represent the aggregate grant date fair value of these warrant awards granted during each fiscal year shown, computed in accordance with FASB ASC Topic 718.

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

Jin Employment Agreement. We entered into an Employment Agreement dated as of September 2, 2025 (the “Jin Employment Agreement”). The term of the Jin Employment Agreement is for two years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Jin shall not solicit any person employed or engaged by the Company. Mr. Jin’s employment may be terminated by the Company immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Jin which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on the Company and which has not been corrected in 30 days after written notice from the Company; (iii) failure or refusal by Mr. Jin to comply with the policies of the Company contained in any Company handbook or with the provisions of the Jin Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Jin’s prolonged absence without the consent of the Company; (v) Mr. Jin’s gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Jin; or (vii) delivery of written notice of termination by the Company after Mr. Jin has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Jin’s failure to discharge his duties under the Jin Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. The Company pays Mr. Jin $240,000 per year and issued Mr. Jin a total of 600,000 shares of fully vested common stock of the Company issued pursuant to the Company’s 2018 equity incentive plan and subject to applicable securities laws.

Chen Employment Agreement. We entered into an Employment Agreement with Feng Hua-Chen, our Chief Operating Officer, dated as of January 5, 2024 (the “Chen Employment Agreement”). The term of the Chen Employment Agreement is for two years and at the end of such term, is automatically renewable on a month-to-month basis unless either party provides notice to terminate to the other within 30 days of the end of the term. During the term and one year after the end of the term, Mr. Chen shall not solicit any person employed or engaged by the Company. Mr. Chen’s employment may be terminated by the Company immediately upon the occurrence of the following events: (i) the commission of any act by Mr. Chen which, if prosecuted, would constitute a felony; (ii) any material act or omission involving malfeasance or negligence in the performance of employment duties which has a materially adverse effect on the Company and which has not been corrected in 30 days after written notice from the Company; (iii) failure or refusal by Mr. Chen to comply with the policies of the Company contained in any Company handbook or with the provisions of the Chen Employment Agreement if not cured within 10 days after the receipt of written notice from the Board; (iv) Mr. Chen’s prolonged absence without the consent of the Company; (v) Mr. Chen’s gross neglect of his duties or willful insubordination to the Board or his superior officers; (vi) the death of Mr. Chen; or (vii) delivery of written notice of termination by the Company after Mr. Chen has become unable to perform his services by reason of illness or incapacity, which illness or incapacity results in Mr. Chen’s failure to discharge his duties under the Chen Employment Agreement for an aggregate total of 60 days (whether consecutive or nonconsecutive) during any 180 day period. The Company pays Mr. Chen $20,000 per year and issued Mr. Chen a total of 100,000 Class B Warrants, each having the right to purchase one share of common stock of the Company at $1.50 per share, of which shall vest biannually in equal installments for a period of two years.

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

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board meetings. However, our directors do not receive any other compensation for serving on the Board.

Outstanding Equity Awards

As of December 31, 2025, there are no equity awards held by the named executive officers.

Severance and Change in Control Benefits

None of the employment agreements with our named executive officers provide severance or change-in-control benefits.

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

The 2018 Equity Incentive Plan

In 2018, the Board and stockholders adopted Nocera, Inc.’s 2018 Stock Option and Award Incentive Plan, effective December 31, 2018. The 2018 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, and (iii) stock purchase rights. The 2018 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The 2018 Plan is administered by the Compensation Committee. The Board reserved 6,666,667 (post-split) shares of common stock under the 2018 Plan. No awards have been granted to any of our officers or directors pursuant to the 2018 Plan. As of December 31, 2025, a total of 5,459,605 shares of common stock are available for future issuance pursuant to the 2018 Plan.

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

The following table sets forth certain information, as of December 31, 2025 with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our voting stock, (2) each of our directors, (3) each executive officer and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the voting stock is determined in accordance with the rules of the SEC and includes any shares of company voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 31, 2026. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of voting stock held by them. Applicable percentage ownership in the following table is based on 15,300,113 shares of common stock issued and outstanding on March 31, 2026, plus, for each individual, any securities that individual has the right to acquire within 60 days of March 31, 2026.

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

Name and Address of Beneficial Owner (1)	Title	Beneficially owned		Percentage of Outstanding Shares of Common Stock (2)
Officers and Directors
Andy Chin-An Jin	Chief Executive Officer	840,000		5.7%
Shun-Chih (“Jimmy”) Chuang	Chief Financial Officer	315,001	(3)	2.2%
Feng-Hua (“Howard”) Chen	Chief Operating Officer	–		–
Song-Yuan Teng	Director	600,000		4.1%
Officers and Directors as a Group (total of 7 persons)		1,755,001		12%

5% Stockholders
Yin-Chieh Cheng Estate		4,586,083	(4)	31.9%

(1)	Unless otherwise indicated, the principal address of the named officers and directors c/o Nocera, Inc., 3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City 221, Taiwan.
(2)	Based on 15,300,113 shares of common stock issued and outstanding as of March 31, 2026. Any shares of common stock not outstanding which are issuable upon the exercise or conversion of other securities held by a person within the next 60 days are considered to be outstanding when computing such person’s ownership percentage of common stock but are not when computing anyone else’s ownership percentage.
(3)	Includes 125,000 shares of common stock issuable upon the exercise of Class A Warrants at a price of $0.75 per share until April 23, 2026.
(4)	Mr. Cheng was our former Chief Executive Officer, former President, former Chairman of the Board, and former director. The address of his estate is 15F., No. 464, Sec 3, Jiayuan Rd., Shulin Dist., New Taipei City 238665, Taiwan (R.O.C.).

Equity Plan Information

See Part II, Item 5 "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Annual Report on Form 10-K.

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

During the years ended December 31, 2025 and 2024, we engaged SFAI Malaysia PLT. as our independent registered accounting firm. For the years ended December 31, 2025 and 2024, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2025	2024
Audit Fees	$150,000	$126,500
Audit-Related Fees (1)	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$150,000	$126,500

(1)	Fees incurred in conjunction with consents for various registration statements filed during the 2024 and 2023 fiscal years.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The following Financial Statements and Supplementary Data of Nocera, Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Balance Sheets at December 31, 2025 and 2024;

•	Statements of Operations for the years ended December 31, 2025 and 2024;

•	Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2025 and 2024;

•	Statements of Cash Flows for the years ended December 31, 2025 and 2024; and

•	Notes to Financial Statements.

2. Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
3.1	Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.2 to Form 10-K filed on March 23, 2022.
3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.6 to Form 10-K filed on March 23, 2022.
3.3	Certificate of Amendment of Articles of Incorporation of the Registrant	Filed as Exhibit 3.7 to Form 10-K filed on March 23, 2022.
3.4	Certificate of Change of the Registrant	Filed as Exhibit 3.3 to Form 10-12G filed on October 19, 2018.
3.5	Amended and Restated Bylaws of the Registrant	Filed as Exhibit 3.1 to Form 8-K filed on February 28, 2022.
4.1	Description of Nocera, Inc.’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended	Filed as Exhibit 4.1 to Form 10-K filed on March 23, 2022.
10.1†	2018 Nocera, Inc. Stock Option and Award Incentive Plan	Filed as Exhibit 10.2 to Form 8-K12G3 filed on January 31, 2019.
10.2	VIE Purchase, dated September 7, 2022, between Nocera, Inc., Meixin Institutional Food Development Co., Ltd., and the Selling Stockholder	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.3	Voting Rights Proxy Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.2 to Form 8-K filed on September 12, 2022.
10.4	Exclusive Business Cooperation Agreement, September 7, 2022, between Nocera, Inc. and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.3 to Form 8-K filed on September 12, 2022.
10.5	Equity Pledge Agreement, dated September 7, 2022, between Nocera, Inc. the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.4 to Form 8-K filed on September 12, 2022.
10.6	Exclusive Call Option Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.5 to Form 8-K filed on September 12, 2022.
10.7†	Employment Agreement dated as of July 31, 2023, by and between Nocera, Inc. and Andy Jin	Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2023.
10.9	Share Exchange Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd., Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. and the selling stockholder	Filed as Exhibit 10.1 to Form 8-K filed on February 6, 2024.
10.9	Voting Rights Proxy Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd. and the selling stockholder	Filed as Exhibit 10.2 to Form 8-K filed on February 6, 2024.
10.10	Exclusive Business Cooperation Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd., Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. and the selling stockholder	Filed as Exhibit 10.3 to Form 8-K filed on February 6, 2024.
10.11	Equity Pledge Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd. and the selling stockholder	Filed as Exhibit 10.4 to Form 8-K filed on February 6, 2024.
10.12	Exclusive Call Option Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd., Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. and the selling stockholder	Filed as Exhibit 10.5 to Form 8-K filed on February 6, 2024.
10.13	Financial Support Letter dated January 25, 2025	*
14.1	Code of Ethics	Filed as Exhibit 14.1 to Form S-1 filed on April 1, 2022.
19.1	Insider Trading Policy	*
21.1	List of Subsidiaries of Nocera, Inc.	Filed as Exhibit 21.1 to Form 10-K filed on April 1, 2024.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
97.1	Clawback Policy	Filed as Exhibit 97.1 to Form 10-K filed on April 1, 2024.
99.1	Audit Committee Charter	Filed as Exhibit 99.1 to Form S-1 filed on April 1, 2022.
99.2	Compensation Committee Charter	Filed as Exhibit 99.2 to Form S-1 filed on April 1, 2022.
99.3	Nominating and Corporate Governance Committee Charter	Filed as Exhibit 99.3 to Form S-1 filed on April 1, 2022.
101	Interactive Data Files	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Schema Document	*
101.CAL	Inline XBRL Calculation Linkbase Document	*
101.DEF	Inline XBRL Definition Linkbase Document	*
101.LAB	Inline XBRL Label Linkbase Document	*
101.PRE	Inline XBRL Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

________________________

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of Nocera, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.
†	Management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Dated: April 15, 2026	By:	/s/ Andy Chin-An Jin
	Name:	Andy Chin-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andy Chin-An Jin	Chief Executive Officer	April 15, 2026
Andy Chin-An Jin	(Principal Executive Officer)

/s/ Shun-Chih Chuang	Chief Financial Officer	April 15, 2026
Shun-Chih Chuang	(Principal Financial and Accounting Officer)

/s/ Gerald H. Lindberg	Director	April 15, 2026
Gerald H. Lindberg

/s/ Yiwen Zhang	Director	April 15, 2026
Yiwen Zhang

/s/ Thomas A. Steele	Director	April 15, 2026
Thomas A. Steele

/s/ Hui-Ying Zhuang	Director	April 15, 2026
Hui-Ying Zhuang

/s/ Song-Yuan Teng	Director	April 15, 2026
Song-Yuan Teng

NOCERA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

SFAI MALAYSIA PLT Chartered Accountants Block C2-G, Ground Floor, Setiawalk, Persiaran Wawasan, 47160 Puchong, Selangor, Malaysia Tel: 603-7802-9000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Nocera, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Nocera, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the years ended December 31, 2025 and 2024, the Company incurred a negative cash flow from operating activities of $2,585,122 and 2,095,549 and as of December 31, 2025 and 2024, the Company incurred an accumulated losses of $26,188,471 and $23,335,453. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2026.

/s/ SFAI MALAYSIA PLT

(PCAOB: 7167)
Malaysia
April 15, 2026

NOCERA, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$7,952,180	$484,161
Accounts receivable	–	41,941
Prepaid expenses and other current assets	317,162	154,256
Financial assets at fair value through profit or loss	–	210
Total current assets	8,269,342	680,568
Equity method investments	924,152	27,206
Property and equipment, net	882,783	1,325,830
Right-of-use assets	34,942	43,453
Intangible asset, net	–	97,825
Goodwill	–	726,025
Other non-current assets	–	7,156
Total assets	$10,111,219	$2,908,063
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Income tax payable	$336,936	$135,795
Accrued expenses and other liabilities	121,961	448,348
Dividend payable	177,326	54,312
Due to related parties	23,565	27,116
Warrant liability	25,859	76,847
Total current liabilities	685,646	742,418
Financial Liability at FVTPL	7,205,666	–
Lease liability	25,641	31,035
Total liabilities	7,916,954	773,453
Commitments and contingencies (Note 19)	–	–
Mezzanine Equity
9.00% Convertible preferred stock ($0.001 par value; Series B Preferred Stock, 1,000,000 shares authorized, 3,500 shares issued and outstanding as of December 31, 2025)	2,635,000	–
Total mezzanine equity	2,635,000	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 14,433,630 shares and 14,047,539 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	14,433	14,047
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 shares authorized, 80,000 shares issued and outstanding as of December 31, 2025 and 2024)	80	80
Additional paid-in capital	25,451,085	25,200,265
Statutory and other reserves	191,219	191,219
Accumulated losses	(26,188,471)	(23,335,453)
Accumulated other comprehensive income	90,919	24,018
Total Nocera, Inc.’s stockholders’ equity	(440,735)	2,094,176
Non-controlling interests	–	40,434
Total equity	(440,735)	2,134,610
Total liabilities, mezzanine equity, and equity	$10,111,219	$2,908,063

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the years ended December 31,
	2025	2024

Net sales	$13,627,944	$17,013,132
Cost of sales	(13,455,267)	(16,678,871)
Gross profit	172,677	334,261

Operating expenses
Impairment of goodwill	–	(2,510,875)
General and administrative expenses	(2,842,170)	(2,706,581)
Share based compensation	–	(60,831)
Total operating expenses	(2,842,170)	(5,278,287)

Other (expenses) income, net
Other income	41,424	690,722
Net loss before income taxes	(2,628,069)	(4,253,304)

Income tax expenses	(251,972)	(237,071)
Net loss from continuing operations	(2,666,836)	(4,293,670)

Net loss from discontinued operations
Loss on disposal	(67,660)	–
Loss from discontinued operations	(145,545)	(196,705)
Net (loss) gain from discontinued operations	(213,205)	(196,705)

Net loss	(2,880,041)	(4,490,375)
Less: Preferred dividend	(123,014)	(16,000)
Less: Net income attributable to non-controlling interests	43,023	39,342
Net loss attributable to Nocera Shareholders	$(2,960,032)	$(4,467,033)

Other Comprehensive loss
Net loss	(2,880,041)	(4,490,375)
Foreign currency translation income (loss)	(66,901)	74,888
Total comprehensive loss	(2,946,942)	(4,415,487)

Less: Net loss attributable to non-controlling interest	43,023	39,342
Less: Foreign currency translation loss attributable to non-controlling interest	(2,589)	4,549
Comprehensive loss attributable to Nocera Shareholders	$(2,906,508)	$(4,371,596)

Loss per share – basic and diluted	$(0.2069)	$(0.3371)
Net loss per share from continuing operations – basic and diluted	$(0.1920)	$(0.3223)
Net (loss) income per share from discontinued operations – basic and diluted	$(0.0149)	$(0.0148)

Weighted Average Shares Outstanding - Basic and Diluted	14,306,487	13,249,705

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in US Dollars)

	Mezzanine Equity		Shareholders’ Equity
	Convertible Preferred Stock		Common Stock		Preferred Stock		Additional Paid-in	Statutory and other	Accumulated	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’	Non- controlling	Total Stockholders’
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Reserves	Losses	Income	Equity	Interests	Equity
				$		$	$	$	$	$	$	$	$
Balance, January 1, 2024	–	–	11,156,987	11,157	80,000	80	21,931,112	191,219	(18,868,420)	98,906	3,364,054	84,325	3,448,379
Common stock issuance	–	–	2,890,552	2,890	–	–	3,208,322	–	–	–	3,211,212	–	3,211,212
Share-based compensation	–	–	–	–	–	–	60,831	–	–	–	60,831	–	60,831
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	(74,888)	(74,888)	(4,549)	(79,437)
Preferred stock dividend	–	–	–	–	–	–	–	–	(16,000)	–	(16,000)	–	(16,000)
Net loss	–	–	–	–	–	–	–	–	(4,451,033)	–	(4,451,033)	(39,342)	(4,490,375)
Balance, December 31, 2024	–	$–	14,047,539	14,047	80,000	80	25,200,265	191,219	(23,335,453)	24,018	2,094,176	40,434	2,134,610

Balance, January 1, 2025	–	–	14,047,539	14,047	80,000	80	25,200,265	191,219	(23,335,453)	24,018	2,094,176	40,434	2,134,610
Common stock issuance	–	–	386,091	386	–	–	297,980	–	–	–	298,366	–	298,366
Convertible preferred stock issuance	3,500	2,635,000	–	–	–	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	–	–	59,854	–	–	–	59,854	–	59,854
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	41,618	41,618	2,021	43,639
Preferred stock dividend	–	–	–	–	–	–	(107,014)	–	(16,000)	–	(123,014)	–	(123,014)
Net loss	–	–	–	–	–	–	–	–	(2,837,018)	–	(2,837,018)	(43,023)	(2,880,041)
Disposal of subsidiary	–	–	–	–	–	–	–	–	–	25,283	25,283	568	25,851
Balance, December 31, 2025	–	$2,635,000	14,433,630	14,433	83,500	84	25,451,085	191,219	(26,188,471)	90,919	(440,735)	–	(440,735)

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	December 31, 2025	December 31, 2024
	$	$
Cash flows from operating activities:
Net loss	(2,880,041)	(4,490,375)
Less: net (loss) income from discontinued operations	(457,708)	(196,705)
Net loss from continuing operations	(2,422,333)	(4,687,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	–	2,510,875
Net gain on financial liabilities at FVTPL	(144,290)	–
Depreciation expenses	210,524	134,288
Amortization	16,304	16,304
Gain on disposal of SY Media	(87,603)	–
Loss on disposal of Meixin	155,263	–
Share of (profit)/loss of associates	(24,152)	–
Gain on fair value change of financial assets held for trading	(3)	(4,270)
Share-based compensation	59,854	60,831
Other Adjustment Items	115,813	–
Changes in operating assets and liabilities:
Accounts receivable, net	23,042	128,395
Inventories	–	88,550
Advance to suppliers	6,672	–
Prepaid expenses and other assets, net	125,660	(94,888)
Other non-current assets	2,669	(68)
Dividend payables	–	16,000
Advanced from customers	(74,077)	–
Other payables and accrued liabilities	(242,028)	202,794
Income tax payable	201,180	133,938
Subtract non-cash gain on warrant liabilities	(50,179)	(797,269)
Advance receipts	270	–
Net cash (used in) provided by operating activities from continuing operations	(2,585,904)	(2,092,956)
Net cash used in operating activities from discontinued operations	782	(2,593)
Net cash used in operating activities	(2,585,122)	(2,095,549)
Cash flows from investing activities
Purchase of property and equipment	–	23,044
Purchase of financial assets at FVTPL	–	(206)
Proceeds from disposal of financial assets at FVTPL	213	212,963
Proceeds from Disposal of subsidiary	781,672	–
Acquisition of associate	(900,000)	–
Payment for acquisition of right-of-use assets	–	(15,336)
Net cash used in investing activities from continuing operations	(118,115)	220,465
Net cash used in investing activities from discontinued operations	–	–
Net cash (used in) provided by investing activities	(118,115)	220,465
Cash flows from financing activities:
Proceeds from issuance of common stock	251,700	1,584,329
Proceeds from issuance of preferred stock	2,635,000	–
Proceeds from issuance of convertible notes	7,280,000	–
Payment of lease liabilities	(6,796)	(4,750)
Proceeds from secured other borrowings	(516)	(478,361)
Net cash provided by financing activities from continuing operations	10,159,388	1,101,218
Net cash used in financing activities from discontinued operations	–	–
Net cash provided by financing activities	10,159,388	1,101,218
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(11,868)	28,446
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	–	–
Net effect of exchange rate changes on cash and cash equivalents	(11,868)	28,446
Net increase/(Decrease) in cash and cash equivalents	7,468,019	(745,419)
Cash and cash equivalents from continuing operations, beginning of year	482,770	1,225,596
Cash and cash equivalents from discontinued operations, beginning of year	1,391	3,984
Cash and cash equivalents at beginning of year	484,161	1,229,580
Cash and cash equivalents at end of year	7,950,007	482,770
Less: Cash and cash equivalents from discontinued operations, end of year	2,173	1,391
Cash and cash equivalents form continuing operations, end of year	7,952,180	484,161

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1      DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Nocera is a Nevada corporation headquartered in New Taipei City, Taiwan. The Company’s principal operations consist of the development and production of land-based Recirculating Aquaculture Systems for fish farming, the trading of aquatic products, and the production of food products. Additionally, the Company operates an e-commerce business in the People’s Republic of China, utilizing live-streaming platforms to facilitate the sale of consumer goods.

Going concern

The accompanying consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2025 and 2024, the Company recorded a net loss of $2,880,041 and $4,490,375 and net cash used in operations of $2,585,122 and $2,095,549 and as of December 31, 2025 and 2024, the Company incurred an accumulated deficit of $26,188,471 and $23,335,453. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans to address these conditions include, but are not limited to, (i) seeking additional capital through equity financing arrangements with existing shareholders and potential new investors, (ii) pursuing strategic financing alternatives, including debt financing, to improve liquidity, (iii) implementing cost control measures to reduce operating expenses, and (iv) expanding revenue-generating activities through the development of new business opportunities and enhancement of existing operations.

The Company is currently in discussions with potential investors and financing sources; however, no definitive agreements have been executed as of the date of issuance of these financial statements. Accordingly, there can be no assurance that the Company will be successful in obtaining sufficient funding or achieving its business objectives.

Even if the Company is able to obtain additional financing, such financing may not be available on favorable terms, and may include restrictive covenants in the case of debt financing or result in significant dilution to existing stockholders in the case of equity financing. Therefore, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Nocera, Inc., its wholly-owned subsidiaries, and its variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interests represent the portion of equity in subsidiaries not attributable, directly or indirectly, to the Company.

The Company evaluates whether an entity is a VIE based on the sufficiency of the entity’s equity at risk and whether the equity holders have the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company assesses whether it is the primary beneficiary by determining whether it has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates VIEs for which it is determined to be the primary beneficiary. These determinations require significant judgment and estimation by management regarding the Company’s rights, obligations, and ability to direct activities of the VIE. The Company continuously reassesses its involvement with VIEs to determine whether changes in facts and circumstances result in an entity becoming a VIE or the Company becoming (or ceasing to be) the primary beneficiary of an existing VIE.

Reclassification

Certain prior period amounts have been reclassified to conform with current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and judgments on historical experience, current conditions, and other information available to management at the time the estimates are made. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The Company revises its estimates and assumptions as new information becomes available and such revisions are reflected in the consolidated financial statements in the period in which they are identified.

Fair Value Measurement

The Company follows ASC 820, Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for inputs used in measuring fair value:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.
•	Level 2: Observable inputs other than Level 1, either directly or indirectly.
•	Level 3: Unobservable inputs, used when observable inputs are not available.

The Company measures certain financial instruments at fair value on a recurring basis, including warrant liabilities and convertible notes. When observable market data is available, such inputs are used to measure fair value. When observable inputs are not available, the Company applies valuation techniques which require management to develop significant estimates and assumptions.

Certain non-financial assets, including goodwill, intangible assets and long-lived assets, are measured at fair value on a non-recurring basis when indicators of impairment exist.

Business Combination

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price of an acquisition is allocated to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. Transaction costs related to business combinations, such as legal, accounting, valuation, and other professional or consulting fees, are expensed as incurred and included in general and administrative expenses.

The Company may adjust the preliminary purchase price allocation, as necessary, for up to one year after the acquisition closing date (the “measurement period”) as it obtains more information regarding asset valuations and liabilities assumed that existed at the acquisition date. Measurement period adjustments are recorded in the period in which the adjustments are determined.

Deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the tax bases and the recognized amounts of assets acquired and liabilities assumed in accordance with ASC Topic 740, Income Taxes.

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

Accounts Receivable

Accounts receivable are stated at the original invoiced amount less an allowance for credit losses. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. Management does not believe that an allowance for credit losses is needed as of December 31, 2025 and 2024 based on review of credit worthiness of the customers and their payment histories.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Cost includes the purchase price and expenditures that are directly attributable to bringing the asset to the location and condition necessary for its intended use.

Routine maintenance and repairs are expensed as incurred. Expenditures for major improvements and betterments that extend the useful lives or increase the capacity of the assets are capitalized.

Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Equipment is depreciated over an estimated useful life of three years. Land is not depreciated.

Upon sale or disposal of property and equipment, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of operations.

Equity Method Investment

The Company accounts for investments in entities over which it has the ability to exercise significant influence, but does not hold a controlling financial interest, using the equity method of accounting. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the outstanding voting stock of the investee.

Under the equity method, the investment is initially recorded at cost and subsequently adjusted to recognize the Company’s share of the investee’s net income or loss and other comprehensive income or loss. Cash distributions received from the investee are recorded as a reduction in the carrying amount of the investment. The Company records its share of the results of these investees within “Other income/expense” in the Consolidated Statements of Operations.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized in earnings if the decline in value is determined to be other-than-temporary.

Goodwill and Intangible Assets

Goodwill and intangible assets are accounted for in accordance with ASC Topic 350, Intangibles—Goodwill and Other. Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed in a business combination.

Goodwill is not amortized and is tested for impairment annually as of December 31, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company elects to bypass the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. An impairment charge is recognized for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

Acquired intangible assets are initially measured at fair value at the acquisition date. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, primarily property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss equal to the excess of carrying amount over the fair value of the assets.

Warrants

The Company accounts for warrants issued in connection with financing transactions and employee awards in accordance with ASC 815, Derivatives and Hedging, and ASC 718, Compensation—Stock Compensation, as applicable.

Warrants that meet the criteria for equity classification are recorded in additional paid-in capital at fair value on the grant or issuance date and are not subsequently remeasured. Warrants classified as equity include warrants issued as employee awards that are settled in a fixed number of the Company’s common shares for a fixed exercise price.

Warrants that do not meet the criteria for equity classification are accounted for as warrant liabilities. Warrant liabilities are initially recognized at fair value on the issuance date and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in other expense in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of warrant liabilities is determined using valuation techniques that incorporate significant unobservable inputs and are classified as Level 3 within the fair value hierarchy.

Leases

Effective from January 1, 2020, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. ASC 842 requires that lessees recognize right-of-use assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. It requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows. ASC 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases.

The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements.

Right-of-use Assets

The Company adopted ASU No. 2016-02 Leases, on January 1, 2019, the beginning of the fiscal 2019, using the modified retrospective approach. The Company determines whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient. Some of the operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and, as such, are accounted for as short-term leases as we have elected the practical expedient.

Operating leases are included in the right-of-use lease assets, current lease liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, the incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term.

Convertible Notes

The Company accounts for its convertible notes under the fair value option election in accordance with ASC 825, Financial Instruments. The Company has irrevocably elected the fair value option for the convertible notes to more accurately reflect the economic substance of the instruments and to simplify the accounting for the embedded features.

Under the fair value option, the convertible notes are initially recognized at their fair value and subsequently remeasured at fair value at each reporting date. Changes in the fair value of the convertible notes are recognized in other expense in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of the convertible notes is determined using valuation techniques that incorporate significant unobservable inputs and is classified as Level 3 within the fair value hierarchy.

Original issue discounts, issuance costs, and other direct costs associated with the issuance of convertible notes accounted for under the fair value option are expensed as incurred. Interest expense is recognized based on the stated contractual interest rate.

Preferred Stock

The Company accounts for its issued preferred stock in accordance with applicable guidance in ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, and related SEC guidance. The Company evaluates the terms of its preferred stock to determine whether such instruments should be classified as permanent equity, temporary equity (mezzanine), or liabilities. Preferred stock that includes redemption features that are not solely within the Company’s control is classified as temporary equity and is presented outside of permanent equity in the consolidated balance sheets.

Preferred stock is initially recorded at issuance proceeds net of issuance costs. Issuance costs are recorded as a reduction of the carrying amount of the preferred stock.

Mandatory dividends on preferred stock are recognized as a reduction to income available to common stockholders for purposes of earnings per share, whether or not such dividends are declared or paid during the period. Dividends payable in common stock are recorded based on the fair value of the shares issued on the dividend payment date.

The Company evaluates conversion features embedded in its preferred stock to determine whether such features require bifurcation as derivatives or qualify for equity classification. Conversion features that are indexed to the Company’s own stock and meet the equity classification criteria are not accounted for as derivative liabilities.

Share-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with ASC 718, Compensation—Stock Compensation, which requires share-based payment awards issued to employees and non-employees to be measured at their grant-date fair value.

Share-based compensation cost is recognized as compensation expense over the requisite service period, which is generally the vesting period of the award. Awards that are fully vested at the grant date are recognized as compensation expense immediately. The Company accounts for forfeitures as they occur.

The grant-date fair value of equity-classified warrants is estimated using the Black-Scholes option-pricing model. The valuation model requires assumptions for expected volatility, expected term, risk-free interest rate and expected dividend yield. Expected volatility is based on the historical volatility of the Company’s common stock or, when insufficient historical information is available, the volatility of comparable publicly traded companies. The expected term is based on the contractual term of the awards. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the grant date for maturities consistent with the expected term of the awards. The Company has never declared or paid dividends and does not expect to do so in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

Cost of Sales

Cost of sales consists primarily of material costs, labor costs, depreciation, and related expenses, which are directly attributable to the production of the product. Write-down of inventories to lower of cost or net realizable value is also recorded in cost of sales.

Income Taxes

The Company is subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining the Company’s provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The Company uses the asset and liability method to account for income taxes. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforward. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company is subject to the Global Intangible Low-Taxed Income (“GILTI”) tax rules and has elected to treat the tax effect of GILTI as a current period expense when incurred.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company recognizes the tax effects of an uncertain tax position only if such position is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. Interest and penalties related to uncertain tax positions are classified in the consolidated financial statements as income tax expense.

Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted loss per share is calculated using the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive securities. Potentially dilutive securities include convertible preferred stock, convertible notes, warrants and other equity-linked instruments.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar (“US$”). The functional currency of the Company’s subsidiary and the consolidated VIE located in Taiwan is the New Taiwan Dollar (“NTD”), and for those located in the PRC is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of the Company’s subsidiary and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains and losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity.

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

The following table summarizes the significant customers’ accounts receivable and revenue as a percentage of total accounts receivables and total revenue, respectively:

	December 31, 2025	December 31, 2024
Accounts receivable
Customer A	–	71.0%
Customer B	–	17.3%
Customer C	–	11.7%
	–	100.0%

The Company does not have accounts receivable outstanding as of December 31, 2025.

	For the years ended December 31,
	2025	2024
Revenue
Customer D	24.8%	22.6%
Customer E	22.9%	20.0%
Customer F	15.8%	10.8%
Customer G	15.6%	8.5%
Customer H	8.4%	12.3%
	87.5%	74.2%

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

Segment Reporting

The Company identifies operating segments in accordance with ASC 280, Segment Reporting, which requires the use of the “management approach.” The management approach designates the internal organization that is used by the Chief Operating Decision Maker (“CODM”) for making operating decisions and assessing performance as the source of the Company’s reportable segments.

The Company’s CODM is identified as the Executive Director, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based on the information reviewed by the CODM.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update expands income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.

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

Certain disclosures in these consolidated financial statements have been enhanced to improve clarity and align with current disclosure requirements and industry practices. These enhancements did not result in any changes to the Company’s accounting policies or recognition and measurement principles.

Note 2      BUSINESS COMBINATIONS AND DISPOSITIONS

Meixin Institutional Food Development Co., Ltd. (“Meixin”)

Acquisition and Consolidation

On September 7, 2022, the Company entered into a series of contractual agreements (collectively, the “Meixin VIE Agreements”) with Meixin, a Taiwan corporation and a food processing and catering company, and with Meixin’s equity holders. Through Meixin VIE Agreements, the Company obtained a controlling financial interest in Meixin representing 80% of its economic interests, for total consideration of $4,300,000.

Due to restrictions under the laws and regulations of Taiwan that limit foreign equity ownership in certain businesses, the Company does not hold any equity ownership interest in Meixin. Instead, the Meixin VIE Agreements provide the Company with the power to direct the activities that most significantly impact Meixin’s economic performance and the right to receive substantially all of the economic benefits of Meixin, while also obligating the Company to absorb losses that could potentially be significant to Meixin.

In accordance with ASC 810, Consolidation, the Company determined that Meixin is a variable interest entity and that the Company is the primary beneficiary. Accordingly, Meixin’s financial results have been consolidated into the Company’s consolidated financial statements since the acquisition date. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The excess of the consideration transferred over the fair value of the identifiable net assets acquired resulted in goodwill of $3,905,735. As of December 31, 2024, cumulative goodwill impairment losses of $3,409,725 had been recognized related to Meixin.

Disposition and Discontinued Operations

On December 1, 2025, the Company entered into an Equity Transfer Agreement with Yinuo Investment Consulting Co., Limited to sell 80% of its variable interest entity economic interests in Meixin. The transaction was completed on December 31, 2025. Upon closing, the Company received cash consideration of $420,000 and deconsolidated Meixin.

At the date of disposition, the carrying amounts of Meixin’s assets and liabilities, including goodwill, were derecognized. The disposition of Meixin represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the results of Meixin have been classified as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations. The Company recognized a loss on disposal, which is included in loss from discontinued operations in the consolidated statements of operations and comprehensive loss.

At the date of disposition, the carrying amounts of Meixin’s assets and liabilities were as follows:

Cash and cash equivalents	$2,173
Accounts receivable	17,544
Prepaid expenses and other assets	605
Property and equipment, net	286,351
Intangible assets, net	81,521
Goodwill	496,010
Other non-current assets	4,613
Accrued expenses and other liabilities	(19,817)
Due to related parties	(294,305)
Net assets value	$574,695

The following tables summarize (i) the results of operations and (ii) the cash flows of the discontinued operations for the periods presented, as included in the Company’s consolidated financial statements.

	For the years ended December 31,
	2025	2024
	$	$
Net sales	2,597,349	4,890,187
Cost of sales	(2,585,917)	(4,826,633)
Operating expenses	(226,547)	(257,785)
Other income	2	21
Net loss from discontinued operations before income taxes	(215,113)	(194,210)
Income tax expenses	–	(2,495)
Net loss from discontinued operations, net of tax	(215,113)	(196,705)

	For the years ended December 31,
	2025	2024
	$	$
Net cash used in operating activities	782	(2,593)
Net cash used in investing activities	–	–
Net cash provided by financing activities	–	–
Effect of the exchange rate change on cash and cash equivalents	–	–
Increase (Decrease) in cash and cash equivalents	782	(2,593)

Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. (“Xinca”)

Acquisition and Consolidation

On January 31, 2024, the Company entered into a series of contractual agreements with Xinca, a domestic funded limited liability company registered in the People’s Republic of China and with Xinca’s equity holders. Through Xinca VIE Agreements, the Company obtained a controlling financial interest in Xinca representing 100% of its economic interests. The consideration transferred consisted of 1,800,000 shares of the Company’s common stock, with an aggregate fair value of $1,980,000.

The Xinca VIE Agreements were entered into by the Company’s wholly-owned subsidiary, Shanghai Nocera Culture Co., Ltd., a wholly foreign-owned enterprise (“WFOE”). Due to restrictions under PRC laws and regulations that limit or prohibit foreign equity ownership in certain businesses, the Company does not hold any direct equity ownership interest in Xinca. Instead, the Xinca VIE Agreements provide the Company with the power to direct the activities that most significantly impact Xinca’s economic performance and the right to receive substantially all of the economic benefits of Xinca, while also obligating the Company to absorb losses that could potentially be significant to Xinca. In accordance with ASC 810, Consolidation, the Company determined that Xinca is a variable interest entity and that the Company is the primary beneficiary. Accordingly, Xinca’s financial results have been consolidated into the Company’s consolidated financial statements since the acquisition date.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$207,109
Prepaid expense and other receivables	815,067
Property and equipment, net	59,841
Accrued expense and other liabilities	(416,695)
Long-term secured other borrowing	(37,025)
Net assets value	$628,297

The excess of the consideration transferred over the fair value of the identifiable net assets acquired, amounting to $1,351,703, was recognized as goodwill. As of December 31, 2024, cumulative goodwill impairment losses of $1,351,703 had been recognized related to Xinca.

Hangzhou SY Culture Media Co. Ltd. (“SY Culture”)

Acquisition and Consolidation

On April 14, 2024, the Company acquired a 100% equity interest in SY Culture in exchange for 600,000 shares of the Company’s common stock at a fair value of $642,000. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The fair values of assets acquired and liabilities assumed were as follows:

Cash and bank balance	$206,663
Other receivables	163,814
Advance to supplier	6,691
Investment	27,284
Other payables and accrued liabilities	(755)
Net assets value	$403,697

The excess of the consideration transferred over the fair value of the identifiable net assets acquired, amounting to $230,015, was recognized as goodwill.

Disposition

On June 5, 2025, the Company completed the sale of SY Culture to an unrelated third party, Yuechi Technology Limited, for cash consideration of $550,000. At the date of disposition, the carrying amounts of SY Culture’s assets and liabilities were as follows:

Cash and cash equivalents	$186,155
Accounts receivable	4,594
Prepaid expenses and other assets, net	188,836
Investment	27,802
Goodwill	230,015
Other payables and accrued liabilities	(70)
Net assets value	$637,332

The disposition did not represent a strategic shift in the Company’s operations and the Company recognized a gain on disposal of $87,603, which is included in other expense in the Consolidated Statements of Operations and Comprehensive Loss.

Note 3     VARIABLE INTEREST ENTITIES (“VIEs”)

The Company consolidates VIEs for which it is determined to be the primary beneficiary in accordance with ASC 810, Consolidation. The Company’s consolidated VIEs consisted of Xinca as of December 31, 2025, and Meixin and Xinca as of December 31, 2024.

The Company does not have any equity ownership interest in its consolidated VIEs. The Company’s involvement with these VIEs is through contractual arrangements that provide the Company with (i) the power to direct the activities that most significantly impact the VIEs’ economic performance and (ii) the right to receive substantially all of the economic benefits of the VIEs, while also obligating the Company to absorb losses that could potentially be significant.

The assets of the consolidated VIEs may only be used to settle the obligations of the respective VIEs and are not available to satisfy the obligations of the Company, except as otherwise permitted under the relevant contractual arrangements. The creditors of the consolidated VIEs do not have recourse to the general credit of the Company.

The following tables present the carrying amounts of the assets and liabilities of the Company’s consolidated VIEs included in the consolidated balance sheets as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
	$	$
Current assets	147,861	133,575
Non-current assets	39,234	53,360
Total assets	187,095	186,935

Current liabilities	(1,785)	72,166
Non-current liabilities	25,641	31,035
Total liabilities	23,856	103,201

Note 4     ACCOUNTS RECEIVABLE

As of December 31, 2025 and 2024, accounts receivable consisted of the following:

	December 31, 2025	December 31, 2024
	$	$
Accounts receivable	–	41,941
Total	–	41,941

The Company assesses the collectability of its receivables on a quarterly basis. For the years ended December 31, 2025 and 2024, the Company recorded no provision for credit losses.

Note 5     PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2025	December 31, 2024
	$	$
Advance to supplier	–	8,404
Prepaid Expenses	3,852	43,157
Others	313,310	102,695
Prepaid expenses and other current assets, net	317,162	154,256

Others include deposits, employee loans, and other receivables, which are expected to be collected in accordance with normal payment cycles and are considered part of ongoing operations.

Note 6     PROPERTY AND EQUIPMENT, NET

As of December 31, 2025 and 2024, property and equipment consisted of the following:

	December 31, 2025	December 31, 2024
	$	$
Land	877,870	877,870
Equipment	11,940	836,159
Less: Accumulated depreciation	(7,027)	(388,199)
Property and equipment, net	882,783	1,325,830

Depreciation expenses for the years ended December 31, 2025 and 2024 were $210,524 and $134,288, respectively.

Note 7     Right-Of-Use Assets

The Company adopted ASU No. 2016-02 Leases, on January 1, 2019, the beginning of the fiscal 2019, using the modified retrospective approach. The Company determines whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient. Some of the operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and, as such, are accounted for as short-term leases as we have elected the practical expedient.

Operating leases are included in the right-of-use lease assets, current lease liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, the incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term

The carrying amount of right-of-use assets by class of underlying asset are as follows:

	December 31, 2025	December 31, 2024
	$	$
At cost:
Equipment	43,453	43,453
Less: Accumulated depreciation	(8,511)	–
Right-of-use assets, net	34,942	43,453

Right-of-use assets under operating leasing arrangements classified under leasehold buildings as of December 31, 2025 and 2024 amounted to S$35,942 and S$43,453 respectively.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	December 31, 2025	December 31, 2024
	$	$
Assets
Finance lease, right-of-use asset, net	34,942	43,453
Right-of-use assets, net	34,942	43,453

Liabilities
Current
Finance lease liability	25,641	31,035
Total Finance lease liabilities	25,641	31,035

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of the operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Note 8     EQUITY METHOD INVESTMENTS

Tachyonext Inc. ("Tachyonext")

On June 5, 2025, the Company acquired a 35% equity interest in Tachyonext, a US-based e-commerce company, for total cash consideration of $500,000. The Company has significant influence over Tachyonext through its ownership interest and participation in certain strategic and operating decisions, and accordingly accounts for this investment using the equity method.

For the year ended December 31, 2025, the Company recognized a gain of $24,152, representing its proportionate share of Tachyonext’s net gain. As of December 31, 2025, the carrying value of the investment in Tachyonext was $524,152. The Company evaluated this investment for impairment as of December 31, 2025 and determined that no impairment indicators were present.

LONGWOOL (“Longwool”)

On December 1, 2025, the Company entered into a stock purchase agreement with Longwool, a French corporation, to acquire an equity interest representing 35% of Longwool’s outstanding equity for total cash consideration of $400,000. The transaction closed on January 1, 2026. The cash consideration paid in December 2025 was recorded as a prepaid investment as of December 31, 2025. The Company began accounting for this investment using the equity method in January 2026, as the Company obtained significant influence over Longwool at that time.

Note 9     GOODWILL AND INTANGIBLE ASSETS, NET

As of December 31, 2025 and 2024, goodwill and other intangible assets consisted of the followings:

	December 31, 2025	December 31, 2024
Goodwill	$	$
Goodwill - Meixin	–	3,905,735
Goodwill - Xinca	–	1,351,703
Goodwill - SY Culture	–	230,015
Less: Goodwill impairment - Meixin	–	(3,409,725)
Less: Goodwill impairment - Xinca	–	(1,351,703)
Balance at end of year	–	726,025

	December 31, 2025	December 31, 2024
Intangible assets - Customer relations	$	$
Acquisitions	–	135,325
Less: Accumulated amortization	–	(37,500)
Balance at end of year	–	97,825

During the year ended December 31, 2024, the Company recognized a goodwill impairment charge of $1,159,172 related to the Meixin reporting unit, which was primarily driven by the loss of a major customer and the associated termination of a significant contract that materially impacted the projected future cash flows of the reporting unit. This charge does not impact the Company’s cash flows or liquidity position but reflects a reduction in the carrying value of goodwill due to updated expectations of future performance.

During the year ended December 31, 2024, the Company identified triggering events, including a significant decline in operating performance, continued net losses, and adverse changes in e-commerce market conditions, particularly in the PRC where the Company conducts a substantial portion of its operations, as well as a significant reduction in the Company’s net asset value. Based on the results of the impairment test, the Company determined that the carrying amount exceeded its estimated fair value and accordingly recognized a full impairment of goodwill of $1,351,703 for the year ended December 31, 2024. The impairment assessment involves significant judgment, and changes in key assumptions could have resulted in a different conclusion.

During the year ended December 31, 2025, the Company disposed of Meixin and SY Culture as described in Note 2. As a result of these disposals, the carrying amounts of goodwill and intangible assets associated with Meixin and SY Culture were fully derecognized, and no balance remained as of December 31, 2025.

Note 10     ACCRUED EXPENSES AND OTHER LIABILITIES

As of December 31, 2025 and 2024, accrued expenses and other liabilities consisted of the following:

	December 31, 2025	December 31, 2024
	$	$
Accrued expenses	28,833	261,340
Other liabilities	93,128	187,008
Balance at end of year	121,961	448,348

Note 11      CONVERTIBLE NOTE

On October 31, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional accredited investor (the “Investor”), pursuant to which the Company may issue and sell, in multiple closings, senior secured convertible notes in an aggregate original principal amount of up to $300,000,000. At the initial closing on November 3, 2025, the Company issued a Senior Secured Convertible Note in the principal amount of $8,000,000 (the “Initial Note”) for a purchase price of $7,280,000, resulting in an original issue discount of $720,000. The Initial Note bears interest at 9.0% per annum, payable monthly in arrears, and matures on November 3, 2027. Upon the occurrence of an Event of Default, the interest rate increases to 18.0% per annum.

The Initial Note is secured by a first-priority security interest in substantially all of the Company’s assets purchased or acquired with the proceeds from the sale of the Initial Note, pursuant to a Pledge and Security Agreement and an Account Control Agreement, each dated as of November 3, 2025. The Initial Note ranks senior to all existing and future indebtedness of the Company, subject to certain permitted indebtedness exceptions.

The Initial Note is convertible at any time at the option of the holder into shares of the Company’s common stock. The conversion price is equal to the lower of: (A) The lower of (i) $2.01, and (ii) the average closing price of the Common Stock for the five trading days immediately preceding the closing; and (B) 93% of the lowest daily volume-weighted average price (“VWAP”) of the Common Stock during the ten trading days immediately preceding the conversion date.

The conversion price is subject to a Floor Price and customary adjustments. The holder is restricted from converting the Note if such conversion would result in the holder beneficially owning more than 4.99% of the outstanding Common Stock (the “Beneficial Ownership Limitation”), which may be increased to 9.99% upon 61 days’ prior written notice.

The Company elected the fair value option for the convertible note in accordance with ASC 825. Accordingly, the Initial Note is measured at fair value at each reporting date, with changes in fair value recorded in other expense in the Consolidated Statements of Operations and Comprehensive Loss.

The fair value of the convertible note is classified as Level 3 within the fair value hierarchy due to the lack of an active market and reliance on unobservable inputs. The fair value is estimated using a discounted cash flow model based on expected future principal and interest payments, adjusted for expected conversions and the Floor Price of the conversion feature. The discount rate is based on management’s estimate of rates for similar debt instruments, adjusted for the Company’s credit risk. Changes in key assumptions, including the discount rate or expected conversion, could materially affect the estimated fair value of the convertible notes.

Issuance costs of $643,500 were expensed as incurred during the year ended December 31, 2025.

In December 2025, a holder of the Initial Note converted $45,319 into 60,013 shares of the Company’s common stock.

December 31, 2025
$
Balance at beginning of year	–
Issuance	7,280,000
Accrued interest	115,275
Conversion	(45,319)
Change in fair value	(144,290)
Balance at end of year	7,205,666

Note 12     WARRANTS

IPO Warrants

In connection with the Company’s initial public offering, the Company issued warrants to purchase shares of its common stock (the “IPO Warrants”). The IPO Warrants contain exercise price reset provisions whereby the exercise price may be adjusted based on the volume weighted average price of the Company’s common stock following issuance. In addition, the Company may, subject to holder consent, reduce the exercise price at the discretion of the Board of Directors. The IPO Warrants also provide the Company with redemption rights at a price equal to a multiple of the exercise price upon the satisfaction of certain market-based conditions. Due to the presence of exercise price reset features, discretionary repricing provisions and non-nominal redemption terms, the IPO Warrants do not meet the criteria for equity classification. Accordingly, the IPO Warrants are classified as warrant liabilities and are recorded at fair value at each reporting date, with changes in fair value recognized in earnings.

The IPO Warrants are classified as Level 3 within the fair value hierarchy because they are not traded in an active market and their valuation relies on significant unobservable inputs. The fair value of the IPO Warrants is estimated using the Black-Scholes option pricing model, incorporating assumptions regarding the fair value of the Company’s common stock, expected term, expected volatility, risk-free interest rate, dividend yield, and adjustments for exercise price reset and redemption features. The expected term equals the remaining contractual term, as the IPO Warrants are fully vested and exercisable. Expected volatility is based on the historical volatility of a group of comparable publicly traded companies over a period consistent with the expected term. The risk-free interest rate is based on U.S. Treasury yields with maturities consistent with the expected term. The dividend yield is assumed to be zero, as the Company has not historically paid dividends and does not expect to pay dividends for the foreseeable future. Changes in key assumptions could materially affect the estimated fair value of the IPO Warrants.

	December 31, 2025	December 31, 2024
Exercise price	1.925	1.925
Risk free rate	3.47%	4.2%
Dividend yield	0%	0%
Expected term (year)	1.65	2.65
Expected volatility	36.67%	36.25%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	For the years ended December 31,
	2025	2024
	$	$
Fair value at the beginning of period	76,847	874,116
Fair value change of warrants included in earnings	(50,988)	(797,269)
Fair value at the end of period	25,859	76,847

The following is a summary of the IPO warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding and exercisable at January 1, 2024	1,999,146	1.93	3.62
Exercised	(15,276)	1.93
Outstanding and exercisable at December 31, 2024	1,983,870	1.93	2.62
Exercised	(3,039)	1.93
Outstanding and exercisable at December 31, 2025	1,980,831	1.93	1.62

Class A and Class B warrants

The Company has issued Class A and Class B warrants to employees and other service providers as part of its equity compensation arrangements. The Class A and Class B warrants are exercisable into a fixed number of shares of the Company’s common stock at fixed exercise prices and are classified as equity.

The Company estimated the grant-date fair value of warrants issued to service providers using the Black-Scholes option pricing model. The valuation model requires assumptions related to the fair value of the Company’s common stock on the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield.

The expected term of the warrants was estimated based on the contractual term of the warrants, as the warrants were fully vested and exercisable upon grant and no vesting period applies. Expected volatility was estimated using the historical volatility of comparable publicly traded companies over a period consistent with the expected term of the warrants. The risk-free interest rate was based on the U.S. Treasury yield in effect at the grant date with a maturity corresponding to the expected term of the warrants. The Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future; therefore, the dividend yield was assumed to be zero.

The fair value of these warrants is measured on the grant date using a Black-Scholes option pricing model and is recognized as stock-based compensation expense over the requisite service period. These warrants are not subject to subsequent remeasurement after the grant date.

The grant-date fair value of the warrants issued to service providers is estimated using a Black-Scholes option pricing model and recognized as stock-based compensation expense over the requisite service period. These warrants are not subsequently remeasured after the grant date.

2025
Exercise price	$1.50
Risk free rate	3.72%
Dividend yield	0%
Expected term (year)	5
Expected volatility	40.33%

The following is a summary of the Class A and Class B warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding and exercisable at January 1, 2024	1,100,000	1.04	2.31
Exercised	(280,000)	0.75
Outstanding and exercisable at December 31, 2024	830,000	1.14	1.31
Granted	156,667	1.50
Exercised	(320,000)	0.75
Outstanding and exercisable at December 31, 2025	666,667	1.41	1.39

Note 13     COMMON STOCK

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2025 and 2024, 14,433,630 shares and 14,047,539 shares, respectively, were issued and outstanding.

Recent Issuance of Common Stock

•	In February 2024, the Company entered into Xinca VIE Agreements and issued 1,800,000 shares of the Company’s common stock in exchange of 100% of Xinca’s economic interests.
•	In April 2024, the Company entered into an Equity Purchase Agreement with SY Culture and issued 600,000 shares of the Company’s common stock in exchange of 100% of SY Culture’s equity interest.
•	In February 2025, a shareholder exercised 300,000 shares of warrant in exchange of 200,000 shares of common stock.
•	In May 2025, a shareholder exercised 180,000 shares of warrant in exchange of 120,000 shares of common stock.
•	In October and November 2025, a shareholder exercised 3,039 shares of warrant in exchange of 6,078 shares of common stock.
•	In December 2025, a convertible notes holder converted $45,319 of convertible note in exchange of 60,013 shares of common stock.

Note 14     PREFERRED STOCK

Series A Preferred Stock

In August 2021, the Company issued 80,000 shares of preferred shares at an issue price of $2.50 per share to certain investors. The preferred shares are non-voting and non-redeemable. The holder of the preferred shares will have priority over the holders of ordinary shares of the Company on the assets and funds of the Company available for distribution in a distribution of assets on liquidation, winding up or dissolution of the Company.

On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of common stock issued and outstanding. As a result of reverse stock split, the shares of common stock issuable upon the conversion of Series A Preferred Stock decreased from 80,000 shares to 53,334 shares.

As of December 31, 2025 and 2024, there were 80,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On August 28, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of Nevada, designating up to 1,000,000 shares of Series B Preferred Stock, par value $0.001 per share. Each share of Series B Preferred Stock has a stated value of $1,000.

On August 29, 2025, the Company entered into a securities purchase agreement (the “Series B Preferred Purchase Agreement”) with an institutional accredited investor (the Series B Preferred Investor”). Pursuant to the Series B Preferred Purchase Agreement, the Company sold 3,500 shares of Series B Preferred Stock at a purchase price of $910 per share. The aggregate purchase price received by the Company was $2,635,000, net of issuance cost of $550,000. The Company may, subject to certain conditions, sell up to an additional 10,000 shares of Series B Preferred Stock to the Series B Preferred Investor in one or more subsequent closings.

The key terms of the Series B Preferred Stock are as follows:

•	Dividends: Beginning October 1, 2025, holders are entitled to receive mandatory monthly dividends at an annual rate of 9.0% of the aggregate stated value. Dividends are payable in cash or, at the Company’s option, in shares of the Company’s common stock.
•	Conversion: The Series B Preferred Stock is convertible at any time at the option of the holder into shares of common stock. The conversion price is $1.80 per share of Common Stock, subject to adjustment. The conversion is subject to a beneficial ownership limitation which prohibits a holder from converting if, after conversion, the holder would own in excess of 4.99% (or 9.99% upon election) of the total outstanding Common Stock.
•	Ranking: The Series B Preferred Stock ranks senior to the common stock and the Company’s Series A Preferred Stock with respect to preferences on dividends, distributions, and payments upon liquidation.
• •

Voting Rights: The Series B Preferred Stock has no voting rights.

Redemption: The Series B Preferred Stock is redeemable at the Company’s option at any time. Holders have the option to require the Company to redeem the shares at any time after the two-year anniversary of the initial issuance date. Upon the occurrence of certain events of default, holders may require a mandatory redemption at a price equal to 125% of the stated value plus any accrued and unpaid dividends.

The Series B Preferred Stock is redeemable upon the occurrence of a deemed liquidation event that is not solely within the control of the Company and is classified as mezzanine equity on the consolidated balance sheets. The carrying values of Series B Preferred Stock have not been adjusted to their liquidation preferences as these events have not occurred through December 31, 2025. Carrying values will be adjusted to their liquidation preferences if and when it becomes probable that such events will occur.

The conversion feature of the Series B Preferred Stock permits holders to convert the preferred stock into a fixed number of shares of the Company’s common stock at a fixed conversion price, subject to customary anti-dilution adjustments. The Company concluded that the conversion feature qualifies for the equity scope exception under ASC 815 and therefore was not bifurcated as an embedded derivative.

As of December 31, 2025, the Company did not have any financial liabilities subject to amortized cost measurement.

The preferred stock was initially recognized at fair value based on an independent valuation and is subsequently measured at amortized cost using the effective interest method. The instrument contains features that result in liability classification under applicable accounting guidance.

The carrying amount of the preferred stock is presented net of unamortized discounts. The discounts primarily arose from the allocation of proceeds to certain features of the instrument at issuance. Such discounts are amortized to interest expense over the expected term using the effective interest rate method.

Note 15     SHARE-BASED COMPENSATION

In 2018, the Company’s Board of Directors and stockholders adopted the 2018 Stock Option and Award Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of equity-based awards to employees and non-employee service providers. As of December 31, 2025, 5,459,605 shares of common stock remained available for future issuance under the 2018 Plan.

During the years ended December 31, 2025 and 2024, the Company granted equity-based awards, primarily in the form of warrants, in exchange for services rendered. Refer to Class A and Class B Warrants in Note 12 Warrants for additional details.

For the years ended December 31, 2025 and 2024, the Company recognized share-based compensation expense of $59,854 and $60,831, respectively.

Warrants

As of December 31, 2025, the Company had outstanding warrants issued to officers, directors, and employees to purchase shares of common stock. Refer to Note 11 Warrant – Class A and Class B Warrants.

Share-Based Compensation Expense

For the years ended December 31, 2025 and 2024, the Company recognized share-based compensation expense of $59,854 and $60,831, respectively.

Note 16     INCOME TAXES

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

Taiwan

The Company’s loss before income taxes is primarily derived from the operations in Taiwan and income tax expense is primarily incurred in Taiwan. The statutory income tax rate in Taiwan is 20%. An additional surtax of 5%, is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as a legal reserve before the end of the following year. The 5% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

The components of the income tax (benefit) expense are:

	For the years ended December 31,
	2025	2024
	$	$
Current	(251,972)	(237,071)
Deferred	–	–
Total income tax expense (benefit)	(251,972)	(237,071)

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	December 31, 2025	December 31, 2024
	$	$
Deferred tax assets
Tax loss carried forward	(5,499,568)	(4,990,445)
Allowance for doubtful receivables	–	126,049
Total deferred tax assets	(5,499,568)	(4,774,396)
Reversal of deferred tax assets	–	–
Less: valuation allowance	5,499,568	4,774,396
Total deferred tax assets, net	–	–

Deferred tax liabilities
Property and equipment, difference in depreciation	(1,476)	(81,522)
Capital allowance	1,476	81,522
Deferred tax liabilities, net	–	–

The valuation allowance as of December 31, 2025 and 2024 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

Schedule of movement in valuation allowance
	December 31, 2025	December 31, 2024
	$	$
Balance at beginning of the year	95,844	95,844
Additions of valuation allowance	–	–
Reductions of valuation allowance	–	–
Balance at the end of the year	95,844	95,844

Note 17     RELATED PARTY BALANCES AND TRANSACTIONS

The balance due to related parties was as following:

	December 31, 2025	December 31, 2024
	$	$
Mountain Share Transfer, LLC (1)	7,681	7,681
Estate of Mr. Yin-Chieh Cheng (2)	15,885	19,435
	23,566	27,116

___________________

Note:

(1)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, a former corporate secretary and director of the Company. The balances represented the amount previously paid on behalf of the Company for its daily operation purpose.

(2)	The amount due to Mr. Yin-Chieh Cheng’s estate relates to a prior arrangement with him while he served as a director and executive officer of the Company. Mr. Yin-Chieh Cheng was deceased as of July 8, 2023, and the Company is evaluating settlement with the estate.

Note 18      LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

	For the years ended December 31,
	2025	2024
	$	$
Net loss	(2,880,041)	(4,490,375)
Preferred dividends	(123,014)	(16,000)
Net loss attributable to non-controlling interest	43,024	39,342
Net loss attributable to Nocera Shareholders	(2,960,032)	(4,467,033)

Net loss from continuing operations	(2,666,836)	(4,293,670)
Net gain (loss) from discontinued operations	(213,205)	(196,705)

Weighted Average Shares Outstanding – Basic and Diluted	14,306,487	13,249,705

Net loss per share from continuing operations – basic and diluted	(0.1920)	(0.3223)
Net (loss) income per share from discontinued operations – basic and diluted	(0.0149)	(0.0148)
Loss per share – basic and diluted	(0.2069)	(0.3371)

The Company has outstanding potentially dilutive securities, including convertible preferred stock, convertible notes and warrants. However, for the years ended December 31, 2025 and 2024, the Company reported a net loss and, as a result, all potentially dilutive securities were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Accordingly, diluted loss per share is the same as basic loss per share for the periods presented.

Note 19     COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company has two non-cancelable lease agreements for certain office and accommodation as well as fish farming containers for research and develop advanced technology for water circulation applying in fishery. Future minimum lease payments under non-cancellable operating leases with initial terms within one year. The Company recognizes lease expense on a straight-line basis over the lease term.

For the year ended December 31, 2025 and 2024, the Company recognized $44,035 and $83,673 lease expense in operating expenses. The total future minimum lease payment under non-cancellable short-term leases as of December 31, 2025 is $18,348.

Capital commitments

As of December 31, 2025 and 2024, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $nil.

Contingencies

In the ordinary course of business, the Company may be subject to legal proceeding regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

The Company has no significant pending litigation for the year ended December 31, 2025 and 2024.

Note 20     SEGMENT INFORMATION

The Company’s Chief Operating Decision Maker (“CODM”) is its Executive Director, Song-Yuan Teng, who is responsible for reviewing the results of operations and allocating resources across the Company’s reportable segments. During the periods presented, the Company’s reportable segments consisted of Fish Trading, Catering, and E-Commerce. These operating segments reflect the manner in which the CODM evaluates performance and allocates resources.

On December 31, 2025, the Company completed the disposal of its Catering segment (Meixin). The results of the Catering segment have been classified as discontinued operations for all periods presented. Accordingly, the segment information disclosed below excludes the results of the Catering segment. The Catering segment reported net sales of $2,597,349 and $4,890,187 for the years ended December 31, 2025 and 2024, respectively.

Segment performance is evaluated based on segment revenue and operating profit, which includes direct costs and segment-specific general and administrative expenses, but excludes corporate overhead and interest. The CODM does not regularly review segment assets, and therefore segment asset information is not presented.

Summary operating results for each of the Company’s reportable segments were as follows:

	For the year ended December 31, 2025
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	10,853,021	160,025	11,013,046
Cost of revenue	(10,831,353)	(35,799)	(10,867,152)
Gross profit	21,668	124,226	145,894
General and administrative expenses	(2,546,060)	(52,518)	(2,598,578)
Segment operating losses	(2,524,392)	71,708	(2,452,684)
Income tax expenses	(143,397)	–	(143,397)
Segment losses	(2,667,789)	71,708	(2,596,081)

	For the year ended December 31, 2024
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	11,853,106	345,033	12,198,139
Cost of revenue	(11,828,943)	(108,627)	(11,937,570)
Gross profit	24,163	236,406	260,569
General and administrative expenses	(1,469,207)	(469,976)	(1,939,183)
Segment operating losses	(1,445,044)	(233,570)	(1,678,614)
Income tax expenses	(121,575)	–	(121,575)
Segment losses	(1,566,619)	(223,570)	(1,800,189)

Note 22     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of Common Stock

In 2024, the Company issued 2,890,552 shares of common stock with a par value of $0.001, amounting to $3.2 million as non-cash consideration for business acquisitions and other non-cash considerations.

Preferred Stock Dividend Payable

During 2025 and 2024, the Company declared preferred stock dividends of $16,000 each year, which were not paid in cash but instead recorded as an increase in dividends payable. As of December 31, 2025 and 2024, unpaid preferred dividends totaled $177,326 and $54,312, respectively.

These transactions did not involve the use of cash and, therefore, are not reflected in the accompanying Consolidated Statement of Cash Flows.

Note 23     SUBSEQUENT EVENT

On December 1, 2025, the Company entered into a stock purchase agreement with Longwool, a French corporation, to acquire an equity interest representing 35% of Longwool’s outstanding equity for total cash consideration of $400,000. The transaction was completed on January 1, 2026.

In January 2026, the Company approved an allocation of up to $2.0 million for the purchase of Bitcoin. As part of this plan, the Company completed purchases totaling $2.0 million, executed on January 25, 2026 and January 29, 2026.

On February 2, 2026, the Company received a deficiency letter from the Nasdaq Stock Market LLC notifying the Company that it was not in compliance with the minimum bid price requirement of $1.00 per share for continued listing.

