Form 10-K/A
period 2025-12-31
NOCERA, INC.
filed 2026-04-21
CIK 1756180

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of Nocera, Inc., originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026, is being filed to revise certain financial information included in the Company’s consolidated financial statements. Subsequent to the filing of the original report, the Company identified errors in certain previously reported financial statement amounts. The consolidated financial statements and related disclosures included in this Amendment have been updated to reflect the corrected amounts. Except as expressly set forth herein, this Amendment does not modify or update any other disclosures in the original Form 10-K.

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

Recently Issued Accounting Standards

See Note 3 to the Consolidated Financial Statements included herewith.

Results of Operations

The following table sets forth our consolidated statements of operations for the years ended December 31, 2025, and 2024.

Consolidated Statements of Operations

	For the years ended December 31,
	2025	2024

Net sales	$11,030,595	$12,122,945
Cost of sales	(10,869,350)	(11,852,238)
Gross profit	161,245	270,707

Operating expenses
Impairment of goodwill	–	(2,510,875)
General and administrative expenses	(2,555,769)	(2,448,797)
Share based compensation	(59,854)	(60,831)
Total operating expenses	(2,615,623)	(5,020,503)

Other (expenses) income, net
Other income	196,685	690,702
Net loss before income taxes	(2,257,693)	(4,059,094)

Income tax expenses	(251,972)	(234,576)
Net loss from continuing operations	(2,509,665)	(4,293,670)

Net loss from discontinued operations
Loss on disposal	(155,263)	–
Loss from discontinued operations	(215,113)	(196,705)
Net (loss) gain from discontinued operations	(370,376)	(196,705)

Net loss	(2,880,041)	(4,490,375)
Less: Preferred dividend	(123,014)	(16,000)
Less: Net income attributable to non-controlling interests	43,023	39,342
Net loss attributable to Nocera Shareholders	$(2,960,032)	$(4,467,033)

Other Comprehensive loss
Net loss	(2,880,041)	(4,490,375)
Foreign currency translation income (loss)	(66,901)	74,888
Total comprehensive loss	(2,946,942)	(4,415,487)

Less: Net loss attributable to non-controlling interest	43,023	39,342
Less: Foreign currency translation loss attributable to non-controlling interest	(2,589)	4,549
Comprehensive loss attributable to Nocera Shareholders	$(2,906,508)	$(4,371,596)

Loss per share – basic and diluted	$(0.2069)	$(0.3371)
Net loss per share from continuing operations – basic and diluted	$(0. 1810)	$(0.3223)
Net loss per share from discontinued operations – basic and diluted	$(0. 0259)	$(0.0148)

Weighted Average Shares Outstanding - Basic and Diluted	14,306,487	13,249,705

Comparison of Results of Operations for the years ended December 31, 2025, and December 31, 2024

Revenue

Revenue for the year ended December 31, 2025 was approximately $11.03 million, compared to approximately $12.12 million for the year ended December 31, 2024. The decrease in revenue was primarily attributable to a decline in revenue generated from the Company’s fish trading business.

Gross profit

Gross profit for the year ended December 31, 2025 was approximately $161 thousand, compared to approximately $271 thousand for the year ended December 31, 2024. The decrease in gross profit was primarily attributable to the disposal of SY Culture in the Company’s e-commerce business during the second quarter of 2025.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2025 were approximately $2.6 million, compared to approximately $2.5 million for the year ended December 31, 2024. The increase was primarily attributable to issuance costs of approximately $0.6 million incurred in connection with the senior secured convertible note issued in the fourth quarter of 2025.

Other income (expense)

Other income for the year ended December 31, 2025 was approximately $197 thousand, compared to approximately $691 thousand for the year ended December 31, 2024. Other income in 2025 was primarily attributable to a gain of approximately $0.3 million from gain on disposing subsidiary. Other income in 2024 was primarily attributable to a gain of approximately $0.8 million resulting from the fair value remeasurement of IPO warrants.

Net loss from discontinued operations

Net loss from discontinued operations for the year ended December 31, 2025 was approximately $0.2 million, compared to approximately $0.2 million for the year ended December 31, 2024. The decrease was primarily attributable to a decrease in revenue generated from catering business of approximately $0.2 million related to Meixin that was recognized in 2024.

Summary of Consolidated Statements of Cash Flows

	For the years ended December 31,
	2025	2024
Net cash used in operating activities	$(2,581,539)	$(2,072,505)
Net cash (used in) provided by investing activities	(118,115)	197,421
Net cash provided by financing activities	10,159,388	1,101,218
Effect of the exchange rate change on cash and cash equivalents	8,285	28,447
Increase (Decrease) in cash and cash equivalents	$7,468,019	$(745,419)

Net cash used in operating activities

Net cash used in operating activities was approximately $2.5 million for the year ended December 31, 2025. This was primarily attributable to a net loss of approximately $3.3 million, adjusted for non-cash items or non-operating activity, including a loss of approximately $0.2 million from equity method investments, depreciation expense of approximately $0.2 million, and issuance costs and accrued interest related to convertible notes of approximately $0.8 million.

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

Net cash used in investing activities was approximately $0.1 million for the year ended December 31, 2024, which was primarily attributable to the disposal of financial assets.

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

NOCERA, INC.

Dated: April 21, 2026	By:	/s/ Andy Chin-An Jin
	Name:	Andy Chin-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andy Chin-An Jin	Chief Executive Officer	April 21, 2026
Andy Chin-An Jin	(Principal Executive Officer)

/s/ Shun-Chih Chuang	Chief Financial Officer	April 21, 2026
Shun-Chih Chuang	(Principal Financial and Accounting Officer)

/s/ Gerald H. Lindberg	Director	April 21, 2026
Gerald H. Lindberg

/s/ Yiwen Zhang	Director	April 21, 2026
Yiwen Zhang

/s/ Thomas A. Steele	Director	April 21, 2026
Thomas A. Steele

/s/ Hui-Ying Zhuang	Director	April 21, 2026
Hui-Ying Zhuang

/s/ Song-Yuan Teng	Director	April 21, 2026
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

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the years ended December 31, 2025 and 2024, the Company incurred a negative cash flow from operating activities of $2,581,539 and 2,072,505 and as of December 31, 2025 and 2024, the Company incurred an accumulated losses of $26,188,471 and $23,335,453. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ SFAI MALAYSIA PLT

(PCAOB: 7167)
Malaysia
April 15, 2026

NOCERA, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$7,952,180	$484,161
Accounts receivable	–	41,941
Prepaid expenses and other current assets	317,162	154,256
Financial assets at fair value through profit or loss	–	210
Total current assets	8,269,342	680,568
Equity method investments	924,152	27,206
Property and equipment, net	882,783	1,325,830
Right-of-use assets	34,942	43,453
Intangible asset, net	–	97,825
Goodwill	–	726,025
Other non-current assets	–	7,156
Total assets	$10,111,219	$2,908,063
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Income tax payable	$336,936	$135,795
Accrued expenses and other liabilities	121,961	448,348
Dividend payable	177,326	54,312
Due to related parties	23,565	27,116
Financial lease liabilities - current	7,398	6,652
Warrant liability	25,859	76,847
Total current liabilities	693,045	749,070
Financial Liability at FVTPL	7,205,666	–
Lease liability	18,243	24,383
Total liabilities	7,916,954	773,453
Commitments and contingencies (Note 19)	–	–
Mezzanine Equity
9.00% Convertible preferred stock ($0.001 par value; Series B Preferred Stock, 1,000,000 shares authorized, 3,500 shares issued and outstanding as of December 31, 2025)	2,635,000	–
Total mezzanine equity	2,635,000	–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 14,433,630 shares and 14,047,539 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	14,433	14,047
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 shares authorized, 80,000 shares issued and outstanding as of December 31, 2025 and 2024)	80	80
Additional paid-in capital	25,451,085	25,200,265
Statutory and other reserves	191,219	191,219
Accumulated losses	(26,188,471)	(23,335,453)
Accumulated other comprehensive income	90,919	24,018
Total Nocera, Inc.’s stockholders’ equity	(440,735)	2,094,176
Non-controlling interests	–	40,434
Total equity	(440,735)	2,134,610
Total liabilities, mezzanine equity, and equity	$10,111,219	$2,908,063

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the years ended December 31,
	2025	2024

Net sales	$11,030,595	$12,122,945
Cost of sales	(10,869,350)	(11,852,238)
Gross profit	161,245	270,707

Operating expenses
Impairment of goodwill	–	(2,510,875)
General and administrative expenses	(2,555,769)	(2,448,797)
Share based compensation	(59,854)	(60,831)
Total operating expenses	(2,615,623)	(5,020,503)

Other (expenses) income, net
Other income	196,685	690,702
Net loss before income taxes	(2,257,693)	(4,059,094)

Income tax expenses	(251,972)	(234,576)
Net loss from continuing operations	(2,509,665)	(4,293,670)

Net loss from discontinued operations
Loss on disposal	(155,263)	–
Loss from discontinued operations	(215,113)	(196,705)
Net (loss) gain from discontinued operations	(370,376)	(196,705)

Net loss	(2,880,041)	(4,490,375)
Less: Preferred dividend	(123,014)	(16,000)
Less: Net income attributable to non-controlling interests	43,023	39,342
Net loss attributable to Nocera Shareholders	$(2,960,032)	$(4,467,033)

Other Comprehensive loss
Net loss	(2,880,041)	(4,490,375)
Foreign currency translation income (loss)	(66,901)	74,888
Total comprehensive loss	(2,946,942)	(4,415,487)

Less: Net loss attributable to non-controlling interest	43,023	39,342
Less: Foreign currency translation loss attributable to non-controlling interest	(2,589)	4,549
Comprehensive loss attributable to Nocera Shareholders	$(2,906,508)	$(4,371,596)

Loss per share – basic and diluted	$(0.2069)	$(0.3371)
Net loss per share from continuing operations – basic and diluted	$(0.1810)	$(0.3223)
Net (loss) income per share from discontinued operations – basic and diluted	$(0.0259)	$(0.0148)

Weighted Average Shares Outstanding - Basic and Diluted	14,306,487	13,249,705

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in US Dollars)

	Mezzanine Equity		Shareholders’ Equity
	Convertible Preferred Stock		Common Stock		Preferred Stock		Additional Paid-in	Statutory and other	Accumulated	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’	Non- controlling	Total Stockholders’
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Reserves	Losses	Income	Equity	Interests	Equity
				$		$	$	$	$	$	$	$	$
Balance, January 1, 2024	–	–	11,156,987	11,157	80,000	80	21,931,112	191,219	(18,868,420)	98,906	3,364,054	84,325	3,448,379
Common stock issuance	–	–	2,890,552	2,890	–	–	3,208,322	–	–	–	3,211,212	–	3,211,212
Share-based compensation	–	–	–	–	–	–	60,831	–	–	–	60,831	–	60,831
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	(74,888)	(74,888)	(4,549)	(79,437)
Preferred stock dividend	–	–	–	–	–	–	–	–	(16,000)	–	(16,000)	–	(16,000)
Net loss	–	–	–	–	–	–	–	–	(4,451,033)	–	(4,451,033)	(39,342)	(4,490,375)
Balance, December 31, 2024	–	$–	14,047,539	14,047	80,000	80	25,200,265	191,219	(23,335,453)	24,018	2,094,176	40,434	2,134,610

Balance, January 1, 2025	–	–	14,047,539	14,047	80,000	80	25,200,265	191,219	(23,335,453)	24,018	2,094,176	40,434	2,134,610
Common stock issuance	–	–	326,078	326	–	–	252,721	–	–	–	253,047	–	253,047
Convertible note converted into common stock	–	–	60,013	60	–	–	45,259	–	–	–	45,319	–	45,319
Convertible preferred stock issuance	3,500	2,635,000	–	–	–	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	–	–	59,854	–	–	–	59,854	–	59,854
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	41,618	41,618	2,021	43,639
Preferred stock dividend	–	–	–	–	–	–	(107,014)	–	(16,000)	–	(123,014)	–	(123,014)
Net loss	–	–	–	–	–	–	–	–	(2,837,018)	–	(2,837,018)	(43,023)	(2,880,041)
Disposal of subsidiary	–	–	–	–	–	–	–	–	–	25,283	25,283	568	25,851
Balance, December 31, 2025	3,500	$2,635,000	14,433,630	14,433	83,500	84	25,451,085	191,219	(26,188,471)	90,919	(440,735)	–	(440,735)

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	December 31, 2025	December 31, 2024
	$	$
Cash flows from operating activities:
Net loss	(2,880,041)	(4,490,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	–	2,510,875
Written off of property and equipment	–	23,044
Gain on fair value change of financial liabilities at FVTPL	(144,290)	–
Depreciation expenses	210,524	134,288
Amortization	16,304	16,304
Gain on disposal of SY Media	(87,603)	–
Loss on disposal of Meixin	155,263	–
Share of (profit)/loss of associates	(24,152)	–
Gain on fair value change of financial assets held for trading	(3)	(4,270)
Share-based compensation	59,854	60,831
Non-cash interest expenses arisen from convertible note	115,275	–
Other	538	–
Changes in operating assets and liabilities:
Accounts receivable, net	23,042	128,395
Inventories	–	88,550
Advance to suppliers	6,672	–
Prepaid expenses and other assets, net	125,660	(94,888)
Other non-current assets	2,669	68
Dividend payables	123,014	16,000
Advanced from customers	(74,077)	–
Other payables and accrued liabilities	(361,459)	202,004
Income tax payable	201,180	133,938
Subtract non-cash gain on warrant liabilities	(50,179)	(797,269)
Advance receipts	270	–
Net cash (used in) provided by operating activities	(2,581,539)	(2,072,505)
Cash flows from investing activities
Purchase of property and equipment	–	–
Purchase of financial assets at FVTPL	–	(206)
Proceeds from disposal of financial assets at FVTPL	213	212,963
Net proceeds from disposal of subsidiaries	781,672	–
Equity method investments	(900,000)	–
Payment for acquisition of right-of-use assets	–	(15,336)
Net cash used in investing activities	(118,115)	197,461
Cash flows from financing activities:
Proceeds from issuance of common stock	251,700	1,584,329
Proceeds from issuance of preferred stock	2,635,000	–
Proceeds from issuance of convertible notes	7,280,000	–
Payment of lease liabilities	(6,796)	(4,750)
Payment for secured other borrowings	(516)	(478,361)
Net cash provided by financing activities	10,159,388	1,101,218
Net effect of exchange rate changes on cash and cash equivalents	8,285	28,447
Net increase/(decrease) in cash and cash equivalents	7,468,019	(745,419)
Cash and cash equivalents at beginning of year	484,161	1,229,580
Cash and cash equivalents at end of year	7,952,180	484,161

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

Going concern

The accompanying consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2025 and 2024, the Company recorded a net loss of $2,880,041 and $4,490,375 and net cash used in operations of $2,581,539 and $2,072,505 and as of December 31, 2025 and 2024, the Company incurred an accumulated losses of $26,188,471 and $23,335,453. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s CODM is identified as the Executive Director, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based on the information reviewed by the CODM. The Company has two reportable segment(s) as of December 31, 2025.

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

Right-of-use assets under operating leasing arrangements classified under motor vehicles as of December 31, 2025 and 2024 amounted to $35,942 and $43,453 respectively.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	December 31, 2025	December 31, 2024
	$	$
Assets
Finance lease, right-of-use asset, net	34,942	43,453
Right-of-use assets, net	34,942	43,453

Liabilities
Current
Finance lease liability	7,398	6,652

Non-current
Finance lease liability	18,243	24,383

Total Finance lease liabilities	25,641	31,035

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

Note 9     GOODWILL AND INTANGIBLE ASSETS, NET

As of December 31, 2025 and 2024, goodwill and other intangible assets consisted of the followings:

	December 31, 2025	December 31, 2024
Goodwill	$	$
Goodwill - Meixin	–	3,905,735
Goodwill - Xinca	–	1,351,703
Goodwill - SY Culture	–	230,015
Less: Goodwill impairment - Meixin	–	(3,409,725)
Less: Goodwill impairment - Xinca	–	(1,351,703)
Balance at end of year	–	726,025

	December 31, 2025	December 31, 2024
Intangible assets - Customer relations	$	$
Balance at beginning of year	–	135,325
Less: Accumulated amortization	–	(37,500)
Balance at end of year	–	97,825

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

The components of the income tax (benefit) expense are:

	For the years ended December 31,
	2025	2024
	$	$
Current	(251,972)	(234,576)
Deferred	–	–
Total income tax expense (benefit)	(251,972)	(234,576)

The reconciliation of income taxes expenses computed at the TW statutory tax rate (2025: at PRC statutory tax rate) applicable to income tax expense is as follows:

	For the years ended December 31,
	2025			2024
Taiwan (2025 - PRC) income tax statutory rate	$(482,591)	20%		$(811,819)	20%
Tax effect of non-deductible expense	11,971	(0.5%	)	21,792	(0.54%	)
Tax effect of non-taxable income	(136,580)	5.66%		(172,058)	4.24%
Tax effect of different tax rates in other jurisdictions	835	(0.03)		(8,720)	0.21%
Changes in valuation allowance	354,393	(14.69%	)	736,229	(18.14%	)
Effective tax rate	$(251,972)	10.44%		$(234,576)	5.77%

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	December 31, 2025	December 31, 2024
	$	$
Deferred tax assets
Tax loss carried forward	5,499,568	4,990,445
Allowance for doubtful receivables	–	(126,049)
Total deferred tax assets	5,499,568	4,774,396
Less: valuation allowance	(5,499,568)	(4,774,396)
Total deferred tax assets, net	–	–

Deferred tax liabilities
Property and equipment, difference in depreciation	(1,476)	(81,522)
Capital allowance	1,476	81,522
Deferred tax liabilities, net	–	–

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

	December 31, 2025	December 31, 2024
	$	$
Balance at beginning of the year	4,774,396	4,049,224
Additions of valuation allowance	902,507	725,172
Reductions of valuation allowance	–	–
Balance at the end of the year	5,499,568	4,774,396

Note 17     RELATED PARTY BALANCES AND TRANSACTIONS

The balance due to related parties was as following:

	December 31, 2025	December 31, 2024
	$	$
Mountain Share Transfer, LLC (1)	7,681	7,681
Estate of Mr. Yin-Chieh Cheng (2)	15,885	19,435
	23,566	27,116

___________________

Note:

(1)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, a former corporate secretary and director of the Company. The balances represented the amount previously paid on behalf of the Company for its daily operation purpose.

(2)	The amount due to Mr. Yin-Chieh Cheng’s estate relates to a prior arrangement with him while he served as a director and executive officer of the Company. Mr. Yin-Chieh Cheng was deceased as of July 8, 2023, and the Company is evaluating settlement with the estate.

Note 18      LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

	For the years ended December 31,
	2025	2024
	$	$
Net loss	(2,880,041)	(4,490,375)
Preferred dividends	(123,014)	(16,000)
Net loss attributable to non-controlling interest	43,024	39,342
Net loss attributable to Nocera Shareholders	(2,960,032)	(4,467,033)

Net loss from continuing operations	(2,509,665)	(4,293,670)
Net gain (loss) from discontinued operations	(370,376)	(196,705)

Weighted Average Shares Outstanding – Basic and Diluted	14,306,487	13,249,705

Net loss per share from continuing operations – basic and diluted	(0.1810)	(0.3223)
Net (loss) income per share from discontinued operations – basic and diluted	(0.0259)	(0.0148)
Loss per share – basic and diluted	(0.2069)	(0.3371)

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

