Form 10-Q
period 2026-03-31
NOCERA, INC.
filed 2026-05-14
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO.: 001-41434

NOCERA, INC.

(Exact name of registrant as specified in charter)

Nevada	16-1626611
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

620 Seibles Road, Montgomery, AL 36116

(Address of principal executive offices and zip code)

(886)-910-163-358

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NCRA	Nasdaq Capital Market

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 15,300,113 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 14, 2026.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to a variety of factors and risks, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2026, as amended on April 21, 2026.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	5,367,067	7,952,180
Accounts receivable	–	–
Advance to suppliers	1,732	1,732
Prepaid expenses and other current assets	312,543	315,430
Financial assets at fair value through profit or loss	–	–
Total current assets	5,681,342	8,269,342
Equity method investments	775,516	924,152
Property and equipment, net	881,937	882,783
Right-of-use assets	32,622	34,942
Digital assets	1,605,413	–
Total assets	8,976,830	10,111,219
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Income tax payable	323,396	336,936
Accrued expenses and other liabilities	121,478	121,961
Dividend payable	233,205	177,326
Due to related parties	24,084	23,565
Financial lease liabilities - current	7,588	7,398
Warrant liability	–	25,859
Total current liabilities	709,751	693,045
Financial Liability at FVTPL	7,384,541	7,205,666
Lease liability	16,514	18,243
Total liabilities	8,110,806	7,916,954
Commitments and contingencies (Note 19)	–	–
Mezzanine Equity
9.00% Convertible preferred stock ($0.001 par value; Series B Preferred Stock, 1,000,000 shares authorized, 3,500 shares issued and outstanding as of December 31, 2025)	2,295,000	2,635,000
Total mezzanine equity	2,295,000	2,635,000
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 15,300,113 shares and 14,433,630 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	15,300	14,433
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 shares authorized, 80,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	80	80
Additional paid-in capital	25,734,339	25,451,085
Statutory and other reserves	191,219	191,219
Accumulated losses	(27,462,212)	(26,188,471)
Accumulated other comprehensive income	92,298	90,919
Total Nocera, Inc.’s stockholders’ equity	(1,428,976)	(440,735)
Non-controlling interests	–	–
Total equity	(1,428,976)	(440,735)
Total liabilities, mezzanine equity, and equity	8,976,830	10,111,219

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three-months ended March 31,
	2026	2025
	$	$
Net sales	2,277,784	4,534,128
Cost of sales	(2,235,804)	(4,483,178)
Gross profit	41,980	50,950

Operating expenses
General and administrative expenses	(559,208)	(334,372)
Share based compensation	(59,854)	–
Total operating expenses	(619,062)	(334,372)

Other (expenses) income, net
Other (expenses) income	(696,659)	25,804
Net loss before income taxes	(1,273,741)	(257,618)

Income tax expenses	–	–
Net loss	(1,273,741)	(257,618)

Net loss	(1,273,741)	(257,618)
Less: Net income attributable to non-controlling interests	–	(9,600)
Net loss attributable to Nocera Shareholders	(1,273,741)	(248,018)

Other Comprehensive loss
Net loss	(1,273,741)	(257,618)
Foreign currency translation income (loss)	(1,379)	3,625
Total comprehensive loss	(1,275,120)	(253,993)

Less: Net loss attributable to non-controlling interest	–	(9,600)
Less: Foreign currency translation loss attributable to non-controlling interest	–	(423)
Comprehensive loss attributable to Nocera Shareholders	(1,275,120)	(243,970)

Loss per share	$(0.0865)	$(0.0175)
Net loss per share – basic and diluted	$(0.0865)	$(0.0175)

Weighted Average Shares Outstanding - Basic and Diluted	14,718,319	14,159,761

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2026	2025
	$	$
Cash flows from operating activities:
Net loss	(1,273,741)	(257,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	3,614	34,607
Amortization	–	4,076
Unrealized (gains) losses on digital assets	394,587	–
Share of (profit)/loss of associates	148,636	–
Gain on fair value change of financial assets held for trading	–	(3)
Non-cash interest expenses arisen from convertible note	178,875	–
Non-cash interest expenses on Lease liability	355	–
Changes in operating assets and liabilities:
Accounts receivable, net	–	10,916
Inventories	–	(9,699)
Advance to suppliers	–	6,672
Prepaid expenses and other assets, net	1,637	51,135
Other non-current assets	–	2,727
Accounts payable	–	13,661
Advanced from customers	–	5,738
Other payables and accrued liabilities	2,543	30,170
Income tax payable	(13,540)	(14,113)
Subtract non-cash gain on warrant liabilities	(25,859)	8,426
Advance receipts	(134)	–
Net cash used in operating activities	(583,026)	(113,305)
Cash flows from investing activities:
Proceeds from sale of property and equipment	–	217
Proceeds from disposal of financial assets at FVTPL	–	213
Purchases of digital assets	(2,000,000)	–
Net cash (used in) provided by investing activities	(2,000,000)	430
Cash flows from financing activities:
Proceeds from issuance of common stock	–	150,000
Payment of lease liabilities	(2,183)	–
Net cash (used in) provided by financing activities	(2,183)	150,000
Net effect of exchange rate changes on cash and cash equivalents	96	10,485
Net (decrease)/increase in cash and cash equivalents	(2,585,113)	47,610
Cash and cash equivalents at beginning of period	7,952,180	484,161
Cash and cash equivalents at end of period	5,367,067	531,771

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Mezzanine Equity		Shareholders’ Equity
	Convertible Preferred Stock		Common Stock		Preferred Stock		Additional Paid-in	Statutory and other	Accumulated	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’	Non- controlling	Total Stockholders’
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Reserves	Losses	Income	Equity	Interests	Equity
		$		$		$	$	$	$	$	$	$	$
Balance, January 1, 2025	–	–	14,047,539	14,047	80,000	80	25,200,265	191,219	(23,335,453)	24,018	2,094,176	40,434	2,134,610
Common stock issuance	–	–	200,000	200	–	–	149,800	–	–	–	150,000	–	150,000
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	(3,625)	(3,625)	(423)	(4,048)
Preferred stock dividend	–	–	–	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	(248,018)	–	(248,018)	(9,600)	(257,618)
Balance, March 31, 2025	–	–	14,247,539	14,247	80,000	80	25,350,065	191,219	(23,583,471	20,393	1,992,533	30,411	2,022,944

Balance, January 1, 2026	3,500	2,635,000	14,433,630	14,433	80,000	80	25,451,085	191,219	(26,188,471)	90,919	(440,735)	–	(440,735
Convertible preferred stock converted into common stock	–	–	866,483	867	–	–	353,380	–	–	–	354,247	–	354,247
Convertible preferred stock issuance	(340	(340,000	–	–	–	–	–	–	–	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	1,379	1,379	–	1,379
Preferred stock dividend	–	–	–	–	–	–	(70,126)	–	–	–	(70,126)	–	(70,126)
Net loss	–	–	–	–	–	–	–	–	(1,273,741)	–	(1,273,741)	–	(1,273,741)
Balance,March 31, 2026	3,160	2,295,000	15,300,113	15,300	80,000	80	25,734,339	191,219	(27,462,212)	92,298	(1,428,976)	–	(1,428,976)

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1      DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Nocera is a Nevada corporation headquartered in New Taipei City, Taiwan. As of the date of this Quarterly Report on Form 10-Q, our business operations consist primarily of two segments: (i) Fish Trading and (ii) E-Commerce. Our Fish Trading segment is carried out by our wholly-owned subsidiary, Nocera Inc. Taiwan Branch (“NTB”). NTB engages in the trading of fish, primarily eels, in the Republic of Taiwan. In the E-Commerce segment, which is administered through Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. (“Xinca”), an unincorporated division of the Company, we act as an agent in facilitating the sale of third-party products through live-streaming e-commerce platforms. In addition, we design recirculation aquaculture systems (“RAS”) for fish farming, and we consult with customers in the manufacture and installation of RAS.

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

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, for the three months ended March 31, 2026 and 2025, the Company recorded a net loss of $1,273,741 and $257,618 and net cash used in operations of $583,026 and $113,305, and as of March 31, 2026 and December 31, 2025, the Company incurred an accumulated loss of $27,462,212 and $26,188,471. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 15, 2026.

The unaudited condensed consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods.

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

The Company does not have accounts receivable outstanding as of March 31, 2026.

	Three months ended March 31,
	2026	2025
Revenue
Customer A	15.32%	21.18%
Customer B	22.11%	23.93%
Customer C	21.32%	18.18%
Customer D	15.24%	20.23%
Customer E	11.08%	–
	85.07%	83.52%

Recent Accounting Pronouncements

The FASB issued several updates during the period, but none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

Fair Value Measurement

The Company follows Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for inputs used in measuring fair value:

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

Note 2     VARIABLE INTEREST ENTITY (“VIE”)

The Company consolidates Xinca, a VIE for which the Company is determined to be the primary beneficiary in accordance with ASC 810, Consolidation, as disclosed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 15, 2026.

The Company does not have any equity ownership interest in its consolidated VIE. The Company’s involvement with this VIE is through contractual arrangements that provide the Company with (i) the power to direct the activities that most significantly impact the VIE’ economic performance and (ii) the right to receive substantially all of the economic benefits of the VIE, while also obligating the Company to absorb losses that could potentially be significant.

The assets of the consolidated VIE may only be used to settle the obligations of the respective VIE and are not available to satisfy the obligations of the Company, except as otherwise permitted under the relevant contractual arrangements. The creditors of the consolidated VIE do not have recourse to the general credit of the Company.

The following tables present the carrying amounts of the assets and liabilities of the Company’s consolidated VIE included in the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
	$	$
Cash and bank balance	168,897	112,551
Prepaid expense and other receivables	7,234	39,430
Property and equipment, net	36,138	47,216
Accrued expense and other liabilities	(1,812)	(78,875)
Long-term secured other borrowing	(24,102)	(31,296)
Net assets value	186,349	89,020

Note 3      ACCOUNTS RECEIVABLE

The Company assesses the collectability of its receivables on a quarterly basis. For the three months ended March 31, 2026 and 2025, the Company recorded no provision for credit losses.

Note 4     ADVANCE TO SUPPLIERS

Balances of advances to suppliers were $1,732 and $1,732 as of March 31, 2026 and December 31, 2025, respectively, which represented prepayments to suppliers for raw materials.

Note 5     PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
	$	$
Prepaid expenses and other assets	312,543	315,430
Total	312,543	315,430

Others include deposits, employee loans, and other receivables, which are expected to be collected in accordance with normal payment cycles and are considered part of ongoing operations.

Note 6      PROPERTY AND EQUIPMENT, NET

As of March 31, 2026 and December 31, 2025, property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
	$	$
Land	877,870	877,870
Equipment	12,076	11,940
Less: Accumulated depreciation	(8,009)	(7,027)
Property and equipment, net	881,937	882,783

Depreciation expenses for the three months ended March 31, 2026 and 2025 were $3,614 and $34,607, respectively.

Note 7     RIGHT-OF-USE ASSETS

The Company adopted ASU No. 2016-02 Leases, on January 1, 2019, the beginning of fiscal year 2019, using the modified retrospective approach. The Company determines whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient. Some of the operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and, as such, are accounted for as short-term leases as we have elected the practical expedient.

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

The carrying amount of right-of-use assets by class of underlying asset are as follows:

	March 31, 2026	December 31, 2025
	$	$
At cost:
Equipment	34,942	43,453
Less: Accumulated depreciation	(2,320)	(8,511)
Right-of-use assets, net	32,622	34,942

Right-of-use assets under operating leasing arrangements classified under motor vehicles as of March 31, 2026 and December 31, 2025 amounted to $32,622 and $34,942 respectively.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	March 31, 2026	December 31, 2025
	$	$
Assets
Finance lease, right-of-use asset, net	32,622	34,942
Right-of-use assets, net	32,622	34,942

Liabilities
Current
Finance lease liability	7,588	7,398

Non-current
Finance lease liability	16,514	18,243

Total Finance lease liabilities	24,102	25,641

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of the operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Note 8     EQUITY METHOD INVESTMENTS

Tachyonext Inc. (“Tachyonext”)

On June 5, 2025, the Company acquired a 35% equity interest in Tachyonext, a US-based e-commerce company, for total cash consideration of $500,000. The Company has significant influence over Tachyonext through its ownership interest and participation in certain strategic and operating decisions, and accordingly accounts for this investment using the equity method.

For the three months ended March 31, 2026, the Company recognized a loss of $148,636, representing its proportionate share of Tachyonext’s net loss. As of March 31, 2026 and December 31, 2025, the carrying value of the investment in Tachyonext was $351,364 and $524,152, respectively. The Company evaluated this investment for impairment as of December 31, 2025 and determined that no impairment indicators were present.

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

For the three months ended March 31, 2026, the Company recognized a gain of $nil representing its proportionate share of Longwool’s net gain. As of March 31, 2026, the carrying value of the investment in Longwool was $400,000.

Note 9     DIGITAL ASSETS

During the first quarter of 2026, the Company began investing in digital assets, which are comprised solely of Bitcoin, and are measured at fair value as of each reporting period in accordance with ASU 2023-08. The Company classifies these digital assets as non-current assets on the unaudited condensed consolidated balance sheets.

The Company determines the fair value of its Bitcoin in accordance with ASC 820, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for Bitcoin (Level 1 inputs). Changes in fair value are recognized as incurred within Other income (expense), net in the unaudited condensed consolidated statements of operations.

The following table summarizes the carrying amounts of the Company's digital assets shown on the unaudited condensed consolidated balance sheets as of March 31, 2026:

March 31, 2026

Units held	23.53
Cost basis	$68,235

Beginning balance at fair value	$–
Purchase	2,000,000
Unrealized loss	(394,587)
Ending balance at fair value	$1,605,413

Note 10     ACCRUED EXPENSES AND OTHER LIABILITIES

As of March 31, 2026 and December 31, 2025, accrued expenses and other liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	$	$
Accrued expenses	29,550	28,833
Other liabilities	91,928	93,128
Balance at end of year	121,478	121,961

Note 11      CONVERTIBLE NOTE

On October 31, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional accredited investor (the “Investor”), pursuant to which the Company may issue and sell, in multiple closings, senior secured convertible notes in an aggregate original principal amount of up to $300,000,000. At the initial closing on November 3, 2025, the Company issued a senior secured convertible note in the principal amount of $8,000,000 (the “Note”) for a purchase price of $7,280,000, reflecting an original issue discount of $720,000. The Note bears interest at 9.0% per annum, payable monthly in arrears, and matures on November 3, 2027. Upon the occurrence of an event of default, as defined in the Note, the interest rate increases to 18.0% per annum.

The Note is secured by a first-priority security interest in substantially all of the Company’s assets purchased or acquired with the proceeds from the sale of the Note, pursuant to a Pledge and Security Agreement and an Account Control Agreement, each dated as of November 3, 2025. The Note ranks senior to all existing and future indebtedness of the Company, subject to certain permitted indebtedness exceptions.

The Note is convertible at any time at the option of the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The conversion price is equal to the lower of: (A) The lower of (i) $2.01, and (ii) the average closing price of the Common Stock for the five trading days immediately preceding the closing; and (B) 93% of the lowest daily volume-weighted average price (“VWAP”) of the Common Stock during the ten trading days immediately preceding the conversion date.

The conversion price is subject to a floor price and customary adjustments. The holder is restricted from converting the Note if such conversion would result in the holder beneficially owning more than 4.99% of the outstanding Common Stock, which may be increased to 9.99% upon 61 days’ prior written notice.

The Company elected the fair value option for the Note in accordance with ASC 825. Accordingly, the Note is measured at fair value at each reporting date, with changes in fair value recorded in other expense in the Consolidated Statements of Operations and Comprehensive Loss.

The fair value of the Note is classified as Level 3 within the fair value hierarchy due to the lack of an active market and reliance on unobservable inputs. The fair value is estimated using a discounted cash flow model based on expected future principal and interest payments, adjusted for expected conversions and the Floor Price of the conversion feature. The discount rate is based on management’s estimate of rates for similar debt instruments, adjusted for the Company’s credit risk. Changes in key assumptions, including the discount rate or expected conversion, could materially affect the estimated fair value of the convertible notes.

Issuance costs of $643,500 were expensed as incurred during the year ended December 31, 2025.

In December 2025, a holder of the Note converted $45,319 into 60,013 shares of Common Stock.

March 31, 2026
$
Balance at beginning of year	–
Issuance	7,280,000
Accrued interest	115,275
Conversion	(45,319)
Change in fair value	(144,290)
Balance at end of year	7,205,666

Note 12     WARRANTS

IPO Warrants

In connection with the Company’s initial public offering, the Company issued warrants to purchase shares of its Common Stock (the “IPO Warrants”). The IPO Warrants contain exercise price reset provisions whereby the exercise price may be adjusted based on the VWAP of the Common Stock following issuance. In addition, the Company may, subject to holder consent, reduce the exercise price at the discretion of the Board of Directors. The IPO Warrants also provide the Company with redemption rights at a price equal to a multiple of the exercise price upon the satisfaction of certain market-based conditions. Due to the presence of exercise price reset features, discretionary repricing provisions and non-nominal redemption terms, the IPO Warrants do not meet the criteria for equity classification. Accordingly, the IPO Warrants are classified as warrant liabilities and are recorded at fair value at each reporting date, with changes in fair value recognized in earnings.

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

	March 31, 2026	December 31, 2025
Exercise price	1.925	1.925
Risk free rate	3.72%	3.47%
Dividend yield	0%	0%
Expected term (year)	1.40	1.65
Expected volatility	35.68%	36.67%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	March 31, 2026	December 31, 2025
	$	$
Fair value at the beginning of period	25,859	76,847
Fair value change of warrants included in earnings	(25,859)	(50,988)
Fair value at the end of period	–	25,859

The following is a summary of the IPO warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding and exercisable at January 1, 2025	1,980,831	1.93	1.62
Exercised	–
Granted	–
Expired	–
Outstanding and exercisable at March 31, 2026	1,980,831	1.93	1.37

Class A and Class B warrants

The Company has issued Class A and Class B warrants to employees and other service providers as part of its equity compensation arrangements. The Class A and Class B warrants are exercisable into a fixed number of shares of the Company’s common stock at fixed exercise prices and are classified as equity.

The Company estimated the grant-date fair value of warrants issued to service providers using the Black-Scholes option pricing model. The valuation model requires assumptions related to the fair value of the Common Stock on the grant date, expected term, expected volatility, risk-free interest rate, and dividend yield. These warrants are recognized as stock-based compensation expense over the requisite service period and are not subsequently remeasured after the grant date.

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

March 31, 2026
Exercise price	$1.50
Risk free rate	3.72%
Dividend yield	0%
Expected term (year)	5
Expected volatility	40.33%

The following is a summary of the Class A and Class B warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding and exercisable at January 1, 2025	666,667	$1.04	1.39
Exercised	–
Granted	–
Expired	–
Outstanding and exercisable at March 31, 2026	666,667	$1.04	1.14

Note 13     COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock. As of March 31, 2026 and December 31, 2025, 15,300,113 shares and 14,433,630 shares, respectively, were issued and outstanding.

Recent Issuance of Common Stock

•	In March 2026, a preferred stock holder converted 340 shares of preferred stock Series B with $14,247 dividend in exchange of 866,483 shares of common stock.

Note 14     PREFERRED STOCK

Series A Preferred Stock

In August 2021, the Company issued 80,000 shares of Series A preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) at an issue price of $2.50 per share to certain investors. The Series A Preferred Stock is non-voting and non-redeemable. The holder of the Series A Preferred Stock will have priority over the holders of Common Stock of the Company on the assets and funds of the Company in a distribution of assets in the event of a liquidation, winding up or dissolution of the Company.

On August 11, 2022, the Company effected a 2:3 reverse stock split for each share of Common Stock issued and outstanding. As a result of this reverse stock split, the shares of Common Stock issuable upon the conversion of Series A Preferred Stock decreased from 80,000 shares to 53,334 shares.

As of March 31, 2026 and 2025, there were 80,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On August 28, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of Nevada, designating up to 1,000,000 shares of series B preferred stock, par value $0.001 per share (the “Series B Preferred Stock”). Each share of Series B Preferred Stock has a stated value of $1,000.

On August 29, 2025, the Company entered into a securities purchase agreement (the “Series B Preferred Purchase Agreement”) with an institutional accredited investor (the Series B Preferred Investor”). Pursuant to the Series B Preferred Purchase Agreement, the Company sold 3,500 shares of Series B Preferred Stock to the Series B Preferred Investor at a purchase price of $910 per share. The aggregate purchase price received by the Company was $2,635,000, net of issuance cost of $550,000. The Company may, subject to certain conditions, sell up to an additional 10,000 shares of Series B Preferred Stock to the Series B Preferred Investor in one or more subsequent closings.

The key terms of the Series B Preferred Stock are as follows:

•	Dividends: Beginning October 1, 2025, holders are entitled to receive mandatory monthly dividends at an annual rate of 9.0% of the aggregate stated value. Dividends are payable in cash or, at the Company’s option, in shares of the Common Stock.
•	Conversion: The Series B Preferred Stock is convertible at any time at the option of the holder into shares of Common Stock. The conversion price is $1.80 per share of Common Stock, subject to adjustment. The conversion is subject to a beneficial ownership limitation which prohibits a holder from converting if, after conversion, the holder would own in excess of 4.99% (or 9.99% upon election) of the total outstanding Common Stock.
•	Ranking: The Series B Preferred Stock ranks senior to the Common Stock and the Series A Preferred Stock with respect to preferences on dividends, distributions, and payments upon liquidation.
•	Voting Rights: The Series B Preferred Stock has no voting rights.
•

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

The Series B Preferred Stock is redeemable upon the occurrence of a deemed liquidation event that is not solely within the control of the Company and is classified as mezzanine equity on the consolidated balance sheets. The carrying values of Series B Preferred Stock have not been adjusted to their liquidation preferences as these events have not occurred through March 31, 2026. Carrying values will be adjusted to their liquidation preferences if and when it becomes probable that such events will occur.

The conversion feature of the Series B Preferred Stock permits holders to convert into a fixed number of shares of the Common Stock at a fixed conversion price, subject to customary anti-dilution adjustments. The Company concluded that the conversion feature qualifies for the equity scope exception under ASC 815, Derivatives and Hedging, and therefore was not bifurcated as an embedded derivative.

As of March 31, 2026, the Company did not have any financial liabilities subject to amortized cost measurement.

The Series B Preferred Stock was initially recognized at issuance proceeds, net of issuance costs. The Company evaluates whether it is probable that the Series B Preferred Stock will become redeemable. If and when redemption becomes probable, the carrying amount will be accreted to its redemption value.

The carrying amount of the Series B Preferred Stock is not adjusted for discounts through amortization to interest expense. Any differences between the initial carrying amount and the redemption value will be recognized as accretion to redemption value when redemption becomes probable, with corresponding adjustments recorded to retained earnings (or additional paid-in capital, if retained earnings are insufficient).

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

Warrants

The Company granted equity-based awards, primarily in the form of warrants, in exchange for services rendered. As of March 31, 2026, the Company had outstanding warrants issued to officers, directors, and employees to purchase shares of Common Stock. Refer to Note 11 Warrant – Class A and Class B Warrants.

Share-Based Compensation Expense

For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expense of $59,854 and $nil, respectively.

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

PRC

A Wholly Foreign Owned Enterprise and the consolidated VIE established in the PRC are subject to the PRC statutory income tax rate of 25%, according to the PRC Enterprise Income Tax law. The PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred.

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

The components of the income tax (benefit) expense are:

For the three months ended March 31,
	2026	2025
	$	$
Current	–	–
Deferred	–	–
Total income tax expense (benefit)	–	–

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate applicable to income tax expense is as follows:

	For the three months ended March 31,
	2026		2025
	$	%	$	%
Taiwan (2025 - PRC) income tax statutory rate	(175,830)	(20.0)	(525,614)	(20)
Tax effect of non-deductible expense	11,971	1.36	11,971	0.5
Tax effect of non-taxable income	(5,162)	(0.59)	(136,892)	(5.2)
Tax effect of different tax rates in other jurisdictions	247	(0.03)	–	–
Changes in valuation allowance	168,774	19.20	124,921	24.7
Effective tax rate	–	–	–	–

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	March 31, 2026	March 31, 2025
	$	$
Deferred tax assets
Tax loss carried forward	90,791	95,844
Allowance for doubtful receivables	–	–
Total deferred tax assets	90,791	95,844
Less: valuation allowance	(90,791)	(95,844)
Total deferred tax assets, net	–	–

Deferred tax liabilities
Property and equipment, difference in depreciation	–	(1,476)
Capital allowance	–	1,476
Deferred tax liabilities, net	–	–

The valuation allowance as of March 31, 2026 and December 31, 2025 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	March 31, 2026	March 31, 2025
	$	$
Balance at beginning of the year	259,745	220,765
Additions of valuation allowance	–	–
Reductions of valuation allowance	(168,774)	(124,921)
Balance at the end of the year	90,791	95,844

Note 17    RELATED PARTY BALANCES AND TRANSACTIONS

The balance due to related parties was as following:

	March 31, 2026	December 31, 2025
	$	$
Mountain Share Transfer, LLC (1)	7,681	7,681
Estate of Mr. Yin-Chieh Cheng (2)	16,403	15,884
	24,084	23,565

___________________

Note:

(1)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, a former corporate secretary and director of the Company. The balances represented the amount previously paid on behalf of the Company for its daily operation purpose.

(2)	The amount due to Mr. Yin-Chieh Cheng’s estate relates to a prior arrangement with him while he served as a director and executive officer of the Company. Mr. Yin-Chieh Cheng was deceased as of July 8, 2023, and the Company is evaluating settlement with the estate.

Note 18    LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

	For the three months ended March 31,
	2026	2025
	$	$
Net loss	(1,273,741)	(257,618)
Net loss attributable to non-controlling interest	–	(9,600)
Net loss attributable to Nocera Shareholders	(1,273,741)	(248,018)

Weighted Average Shares Outstanding – Basic and Diluted	14,718,319	14,159,761

Loss per share – basic and diluted	(0.0865)	(0.0175)

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

For the three months ended March 31, 2026 and 2025, the Company recognized $3,699 and $18,573 lease expense in operating expenses. The total future minimum lease payment under non-cancellable short-term leases as of March 31, 2026 is $7,588.

Capital commitments

As of March 31, 2026, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $nil.

Contingencies

In the ordinary course of business, the Company may be subject to legal proceeding regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

The Company has no significant pending litigation as of March 31, 2026.

Note 20     SEGMENT INFORMATION

The Company’s Chief Operating Decision Maker (“CODM”) is its Executive Director, Song-Yuan Teng, who is responsible for reviewing the results of operations and allocating resources across the Company’s reportable segments. During the periods presented, the Company’s reportable segments consisted of Fish Trading and E-Commerce. These operating segments reflect the manner in which the CODM evaluates performance and allocates resources.

On December 31, 2025, the Company completed the disposal of its Catering segment (Meixin). The results of the Catering segment have been classified as discontinued operations for all periods presented. Accordingly, the segment information disclosed below excludes the results of the Catering segment. The Catering segment reported net sales of $1,540,851 for the three months ended March 31, 2025.

Segment performance is evaluated based on segment revenue and operating profit, which includes direct costs and segment-specific general and administrative expenses, but excludes corporate overhead and interest. The CODM does not regularly review segment assets, and therefore segment asset information is not presented.

Summary operating results for each of the Company’s reportable segments were as follows:

	For the three months ended March 31, 2026
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	2,240,236	37,548	2,277,784
Cost of revenue	(2,235,798)	(6)	(2,235,804)
Gross profit	4,438	37,542	41,980
General and administrative expenses	(546,763)	(12,445)	(559,208)
Segment operating losses	(542,325)	25,097	(517,227)
Income tax expenses	–	–	–
Segment losses	(542,325)	25,097	(517,227)

	For the three months ended March 31, 2025
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	2,935,444	40,347	2,975,791
Cost of revenue	(2,929,553)	(14,212)	(2,943,765)
Gross profit	5,891	26,134	32,025
General and administrative expenses	(257,728)	(19,863)	(277,591)
Segment operating losses	(251,837)	6,271	(245,566)
Income tax expenses	–	–	–
Segment losses	(251,837)	6,271	(245,566)

Note 21     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Preferred Stock Dividend Payable

During 2025 and 2024, the Company declared preferred stock dividends of $16,000 each year, which were not paid in cash but instead recorded as an increase in dividends payable. As of March 31, 2026 and December 31, 2025, unpaid preferred dividends totaled $233,205 and $177,326, respectively.

These transactions did not involve the use of cash and, therefore, are not reflected in the accompanying Consolidated Statement of Cash Flows.

Note 22     SUBSEQUENT EVENT

On April 17, 2026, the Company received a notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the Company’s stockholders’ equity as reported in its Annual Report on Form 10-K for the year ended December 31, 2025, the Company does not comply with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). The Company reported stockholders’ equity of $(440,735) as of December 31, 2025, and does not currently meet the alternative continued listing standards relating to the market value of listed securities or net income from continuing operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATING AND FINANCIAL RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In addition, our unaudited consolidated financial statements and the financial data included in this Quarterly Report on Form 10-Q reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed under the section captioned “Cautionary Statement Regarding Forward-Looking Statements” herein as well as any other cautionary language and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026, as amended on April 21, 2026. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

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

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026, as amended on April 21, 2026. Except for the newly adopted accounting policy related to our investments in crypto assets during the first quarter of 2026, there have been no material changes to our critical accounting policies and estimates since December 31, 2025. For further information regarding our accounting policy for crypto assets and the related fair value measurements, please refer to Note 9—Digital Assets to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three months ended March 31, 2026 and 2025.

Consolidated Statements of Operations

	Three-months ended March 31,
	2026	2025
	$	$
Net sales	2,277,784	4,534,128
Cost of sales	(2,235,804)	(4,483,178)
Gross profit	41,980	50,950

Operating expenses
General and administrative expenses	(559,208)	(334,372)
Share based compensation	(59,854)	–
Total operating expenses	(619,062)	(334,372)

Other (expenses) income, net
Other (expenses) income	(696,659)	25,804
Net loss before income taxes	(1,273,741)	(257,618)

Income tax expenses	–	–
Net loss	(1,273,741)	(257,618)

Net loss	(1,273,741)	(257,618)
Less: Net income attributable to non-controlling interests	–	(9,600)
Net loss attributable to Nocera Shareholders	(1,273,741)	(248,018)

Other Comprehensive loss
Net loss	(1,273,741)	(257,618)
Foreign currency translation income (loss)	(1,379)	3,625
Total comprehensive loss	(1,275,120)	(253,993)

Less: Net loss attributable to non-controlling interest	–	(9,600)
Less: Foreign currency translation loss attributable to non-controlling interest	–	(423)
Comprehensive loss attributable to Nocera Shareholders	(1,275,120)	(243,970)

Loss per share	$(0.0865)	$(0.0175)
Net loss per share – basic and diluted	$(0.0865)	$(0.0175)

Weighted Average Shares Outstanding - Basic and Diluted	14,718,319	14,159,761

Comparison of Results of Operations for the three months ended March 31, 2026 and 2025

Revenue

Revenue for the three months ended March 31, 2026 was approximately 2.3 million, compared to approximately $4.5 million for the three months ended March 31, 2025. The decrease in revenue was primarily attributable to a decline in revenue generated from the Company’s fish trading business.

Gross profit

Gross profit for the three months ended March 31, 2026 was approximately $42 thousand, compared to approximately $51 thousand for the three months ended March 31, 2025. The decrease in gross profit was primarily attributable to the disposal of SY Culture in the Company’s e-commerce business during the second quarter of 2025.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2026 were approximately $559 thousand, compared to approximately $334 thousand for the three months ended March 31, 2025. The increase was primarily attributable to costs of wages and reimbursements fees generated from employees.

Other income (expense)

Other expense for the three months ended March 31, 2026 was approximately $697 thousand, compared to other income approximately $25.8 thousand for the three months ended March 31, 2025. The decrease was primarily attributable to loss of investment of Tachyonext and Bitcoin and a non-cash loss related to the fair value measurement of warrant liabilities.

Summary of Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
	$	$
Net cash used in operating activities	(583,026)	(113,305)
Net cash provided by investing activities	(2,000,000)	429
Net cash provided by (used in) financing activities	(2,183)	150,000
Effect of the exchange rate change on cash	96	10,485
Increase(Decrease) in cash and cash equivalents	(2,585,113)	47,609

Net cash used in operating activities

Net cash used in operating activities was approximately $583 thousand for the three months ended March 31, 2026. This was primarily attributable to a net loss of approximately $879 thousand, adjusted for non-cash items or non-operating activity, including a loss of approximately $148 thousand from equity method investments, depreciation expense of approximately $3.6 thousand, and issuance costs and accrued interest related to convertible notes of approximately $179 thousand.

Net cash used in operating activities was approximately $113 thousand for the three months ended March 31, 2025. This primarily reflected a net loss of approximately $257 thousand, adjusted for non-cash items or non-operating activity, including prepaid expense of approximately $51 thousand, a loss of approximately $8.4 thousand from the fair value remeasurement of IPO warrants, and depreciation expense of approximately $34 thousand.

Net cash (used in) provided by investing activities

Net cash used in investing activities was approximately $2,000,000 for the three months ended March 31, 2026, which was primarily attributable to the investment of Bitcoin.

Net cash used in investing activities was approximately $429 for the three months ended March 31, 2025, which was primarily attributable to the disposal of financial assets.

Net cash provided by financing activities

Net cash used in financing activities was approximately $2,183 for the three months ended March 31, 2026. This was primarily attributable to proceeds of $2,183 from the payment of lease liabilities.

Net cash provided by financing activities was $150 thousand for the three months ended March 31, 2025. This was primarily attributable to proceeds of approximately $150 thousand from the issuance of common stock to repay of service payment.

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

•	On November 3, 2025, we consummated the initial closing under the Purchase Agreement, pursuant to which the Company issued to the Investor the Note, which was a senior secured convertible note in the principal amount of $8,000,000 for a purchase price of $7,280,000, reflecting an original issue discount of $720,000. The Note is convertible into shares of our Common Stock, at a conversion price equal to the lower of (A) the lower of: (i) $2.01, and (ii) the average of the closing price of the Common Stock as reported by Nasdaq for each of the five trading days immediately preceding the applicable Closing, and (B) 93% of the lowest daily VWAP of the Common Stock during the ten (10) trading days immediately preceding the applicable conversion date; provided, however, that in no event will the conversion price be less than the floor price then in effect (subject to customary adjustments and the applicable limitations under Nasdaq Listing Rules). The Note bears interest at a rate of nine percent (9%) per annum, payable monthly in arrears, matures on November 3, 2027 and contains customary events of default (upon which the interest rate will increase to a rate of eighteen percent (18%) per annum). Subject to certain conditions described in the Purchase Agreement, we have the option to request that the Investor purchase additional notes (the “Company’s Option Closing”), and the Investor has the option to cause us to sell additional notes (the “Investor’s Option Closing”), provided that the aggregate original principal amount of any notes issued in such subsequent closings with respect to Company’s Option Closing and the Investor’s Option Closing shall not exceed $8,000,000 individually, and not more than $292,000,000 in the aggregate.

Recently Issued Accounting Pronouncements

Please refer to Note 2 to the financial statements contained herein.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

The following material weaknesses in our disclosure controls and procedures at March 31, 2026 were:

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

We expect to remediate these material weaknesses in the second half of 2026. However, we may discover additional material weaknesses that may require additional time and resources to remediate. Our remediation process includes, but is not limited to:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2026 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026, as amended on April 21, 2026, except as set forth below.

We do not currently satisfy Nasdaq’s continued listing requirements, and our securities may be delisted if we are unable to regain compliance.

On April 17, 2026, we received a notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we do not meet the minimum stockholders’ equity requirement of $2.5 million for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). As of December 31, 2025, our stockholders’ equity was $(440,735), and we do not currently meet the alternative continued listing standards relating to the market value of listed securities or net income from continuing operations.

We intend to evaluate available options to regain compliance with Nasdaq’s continued listing requirements; however, there can be no assurance that we will be able to regain compliance within the applicable grace period or otherwise maintain our listing. If our common stock is delisted, it could adversely affect the liquidity and market price of our securities, limit our ability to access capital markets, and negatively impact our business, financial condition, and results of operations.

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

The issuance of the capital stock listed above was deemed exempt from registration under Regulation D promulgated under Section 4(a)(2) of the Securities Act, as amended, in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Holding Foreign Companies Accountable Act

During the quarter ended March 31 ,2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

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

NOCERA, INC.

Date: May 14, 2026	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

