Form 10-Q
period 2026-06-30
NOCERA, INC.
filed 2026-08-05
CIK 1756180

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO.: 001-41434

NOCERA, INC.

(Exact name of registrant as specified in charter)

Nevada	16-1626611
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3F (Building B), No. 185, Sec. 1, Datong Rd., Xizhi Dist., New Taipei City Taiwan 221, ROC

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

As of August 4, 2026, the registrant had 2,136,495 shares of common stock issued and outstanding.

i

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

ii

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	June 30, 2026	December 31, 2025
	(Unaudited)	(As Restated)
	$	$
ASSETS
Current assets
Cash and cash equivalents	4,792,297	7,952,180
Accounts receivable	–	–
Advance to suppliers	1,732	1,732
Prepaid expenses and other current assets	312,500	315,430
Financial assets at fair value through profit or loss	–	–
Total current assets	5,106,529	8,269,342
Equity method investments	784,435	924,152
Property and equipment, net	881,090	882,783
Right-of-use assets	30,436	34,942
Digital assets	1,377,574	–
Total assets	8,180,064	10,111,219
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Income tax payable	312,293	336,936
Accrued expenses and other liabilities	126,729	121,961
Dividend payable	70,312	177,326
Due to related parties	24,902	23,565
Financial lease liabilities - current	7,832	7,398
Warrant liability	–	25,859
Total current liabilities	542,068	693,045
Financial Liability at FVTPL	2,188,158	7,205,666
Lease liability	14,808	18,243
Total liabilities	2,745,034	7,916,954
Commitments and contingencies (Note 19)	–	–
Mezzanine Equity
9.00% Convertible preferred stock ($0.001 par value; Series B Preferred Stock, 1,000,000 shares authorized. 0 and 3,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	–	2,635,000
Total mezzanine equity	–	2,635,000
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 1,560,210 shares and 481,121 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively, as adjusted for the 1-for-30 reverse stock split effected on July 6, 2026; see Note 21)	1,560	481
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 shares authorized, 80,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025)	80	80
Additional paid-in capital	34,150,832	25,465,037
Statutory and other reserves	191,219	191,219
Accumulated losses	(29,003,520)	(26,188,471)
Accumulated other comprehensive income	94,859	90,919
Total Nocera, Inc.’s stockholders’ equity	5,435,030	(440,735)
Non-controlling interests	–	–
Total equity	5,435,030	(440,735)
Total liabilities, mezzanine equity, and equity	8,180,064	10,111,219

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(As Restated)	(Unaudited)	(As Restated)
	$	$	$	$
Net sales	2,139,564	3,971,716	4,417,348	8,505,844
Cost of sales	(2,121,566)	(3,939,262)	(4,357,370)	(8,422,440)
Gross profit	17,998	32,454	59,978	83,404

Operating expenses
General and administrative expenses	(591,629)	(235,834)	(1,210,691)	(569,375)
Share based compensation	(601,090)	–	(601,090)	–
Total operating expenses	(1,192,719)	(235,834)	(1,811,781)	(569,375)

Loss from operations	(1,174,721)	(203,380)	(1,751,803)	(485,971)

Other (expense) income	(366,587)	16,579	(1,063,246)	42,221
Loss before income taxes	(1,541,308)	(186,801)	(2,815,049)	(443,750)

Income tax (expense) benefit	–	(140,561)	–	(140,561)
Net loss	(1,541,308)	(327,362)	(2,815,049)	(584,311)

Less: Net loss attributable to non-controlling interests	–	(10,937)	–	(20,537)
Net loss attributable to the company	(1,541,308)	(316,425)	(2,815,049)	(563,774)

Comprehensive loss
Net loss	(1,541,308)	(327,362)	(2,815,049)	(584,311)
Foreign currency translation gain	2,561	48,463	3,940	45,872
Total comprehensive loss	(1,538,747)	(278,899)	(2,811,109)	(538,439)

Less: comprehensive loss attributable to non-controlling interest	–	(10,937)	–	(20,537)
Less: Foreign currency translation (loss) gain attributable to noncontrolling interest	–	3,443	–	3,020
Comprehensive loss attributable to the Company	(1,538,747)	(271,405)	(2,811,109)	(520,922)

Loss per share*
Basic	(0.9879)	(0.6607)	(1.8043)	(1.1772)
Diluted	(0.9879)	(0.6607)	(1.8043)	(1.1772)

Weighted average number of common shares outstanding*
Basic	1,560,210	478,918	1,560,210	478,918
Diluted	1,560,210	478,918	1,560,210	478,918

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

*	Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026. See Note 21.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

	Six months ended June 30,
	2026	2025
	(Unaudited)	(As Restated)
	$	$
Cash flows from operating activities:
Net loss	(2,815,049)	(584,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	7,261	199,344
Amortization	–	8,152
Unrealized losses on digital assets	622,426	45,700
Share of profit of associates	139,717	–
Loss on disposal of SY Media	–	(87,603)
Gain on fair value change of financial assets held for trading	–	(3)
Non-cash interest expenses arisen from convertible note	326,263	–
Non-cash interest expenses on Lease liability	118	302
Share-based compensation expense	601,090	–
Changes in operating assets and liabilities:
Accounts receivable, net	–	35,043
Inventories	–	(20,774)
Advance to suppliers	–	6,672
Prepaid expenses and other assets, net	2,180	64,037
Other non-current assets	–	949
Accounts payable	–	–
Advanced from customers	–	(29,418)
Other payables and accrued liabilities	7,405	(105,540)
Income tax payable	(24,643)	127,355
Subtract non-cash gain on warrant liabilities	(25,859)	31,005
Advance receipts	(134)	445
Net cash used in operating activities	(1,159,225)	(308,645)

Cash flows from investing activities:
Proceeds from sale of property and equipment	–	–
Proceeds from disposal of financial assets at FVTPL	–	213
Disposal of subsidiary	–	363,845
Acquisition of associate	–	(500,000)
Purchases of digital assets	(2,000,000)	–
Net cash (used in) provided by investing activities	(2,000,000)	(135,942)

Cash flows from financing activities:
Proceeds from issuance of common stock	–	240,000
Proceeds from secured other borrowing	–	(2,316)
Payment of lease liabilities	(3,817)	–
Net cash (used in) provided by financing activities	(3,817)	237,684

Net effect of exchange rate changes on cash and cash equivalents	3,159	(127,128)
Net (decrease)/increase in cash and cash equivalents	(3,159,883)	(334,031)
Cash and cash equivalents at beginning of period	7,952,180	484,161
Cash and cash equivalents at end of period	4,792,297	150,130

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Mezzanine Equity		Shareholders’ Equity
	Convertible Preferred Stock		Common Stock*		Preferred Stock		Additional Paid-in	Statutory and other	Accumulated	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’	Non- controlling	Total Stockholders’
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Reserves	Losses	Income	Equity	Interests	Equity
		$		$		$	$	$	$	$	$	$	$
Balance, January 1, 2025	–	–	468,251	468	80,000	80	25,213,844	191,219	(23,335,453)	24,018	2,094,176	40,434	2,134,610
Common stock issuance	–	–	10,667	11	–	–	239,989	–	–	–	240,000	–	240,000
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	42,852	42,852	3,020	45,872
Preferred stock dividend	–	–	–	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	(563,774)	–	(563,774)	(20,537)	(584,311)
Balance, June 30, 2025	–	–	474,918	479	80,000	80	25,453,833	191,219	(23,899,227)	66,870	1,813,254	22,917	1,836,171

Balance, January 1, 2026	3,500	2,635,000	481,121	481	80,000	80	25,465,037	191,219	(26,188,471)	90,919	(440,735)	–	(440,735)
Convertible preferred stock converted into common stock	–	–	28,883	29	–	–	354,218	–	–	–	354,247	–	354,247
Convertible preferred stock issuance	(340)	(340,000)	–	–	–	–	–	–	–	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	1,379	1,379	–	1,379
Preferred stock dividend	–	–	–	–	–	–	(70,126)	–	–	–	(70,126)	–	(70,126)
Net loss	–	–	–	–	–	–	–	–	(1,273,741)	–	(1,273,741)	–	(1,273,741)
Balance, March 31, 2026	3,160	2,295,000	510,004	510	80,000	80	25,749,129	191,219	(27,462,212)	92,298	(1,428,976)	–	(1,428,976)
Convertible preferred stock issuance	(3,160)	(2,295,000)	374,080	374	–	–	2,446,671	–	–	–	2,447,045	–	2,447,045
Common stock issuance			676,126	676			5,924,576				5,925,252		5,925,252
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	2,561	2,561	–	2,561
Preferred stock dividend	–	–	–	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	(1,541,308)	–	(1,541,308)	–	(1,541,308)
Balance, June 30, 2026	–	–	1,560,210	1,560	80,000	80	34,150,832	191,219	(29,003,520)	94,859	5,435,030	–	5,435,030

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

*	Common stock presented in this statement for all periods have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026. See Note 21.

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

In January 2026, the Company allocated an aggregate $2.0 million of corporate funds to purchase Bitcoin as part of its corporate treasury strategy. The Company completed the first $1.0 million tranche on January 25, 2026, acquiring approximately 11.48 Bitcoin at an average purchase price of approximately $87,700 and the remaining $1.0 million tranche on January 29, 2026, acquiring approximately 12.05 Bitcoin at an average purchase price of approximately $83,000. The Company intends to continue its corporate treasury strategy, with an emphasis on Bitcoin for now, for the foreseeable future.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, for the three months and six months ended June 30, 2026, the Company recorded a net loss of $1,541,308 and $2,815,049, respectively, and net cash used in operations of $1,177,289 and $1,159,225, respectively. As of June 30, 2026, the Company incurred an accumulated deficit of $29,003,520, compared to $26,188,471 as of December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company is currently in discussions with potential investors and financing sources; however, other than the Equity Purchase Facility Agreement described in Note 12, no definitive agreements have been executed as of the date of issuance of these financial statements. Accordingly, there can be no assurance that the Company will be successful in obtaining sufficient funding or achieving its business objectives.

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

On July 6, 2026, the Company effected a 1-for-30 reverse stock split of its common stock (the “Reverse Stock Split”). All share and per-share amounts included in these unaudited condensed consolidated financial statements and accompanying notes, including common stock issued and outstanding, weighted average shares outstanding, net loss per share, warrants, and shares reserved for issuance, have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated. For periods prior to the Reverse Stock Split, share and per-share amounts have been retroactively restated by dividing the historical amounts by 30, the ratio of the Reverse Stock Split, and rounding to the nearest whole share; such restatement did not involve the actual issuance, cancellation, or cash settlement of any shares, which occurred only in connection with the Reverse Stock Split effected on July 6, 2026. See Note 21, Subsequent Events, for additional information.

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

The following table summarizes the significant customers’ revenue as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Customer A	11.77%	9.16%	10.36%	16.12%
Customer B	11.68%	21.46%	13.66%	23.46%
Customer C	15.58%	5.14%	9.96%
Customer D	15.15%	4.63%	13.18%
Customer E	19.40%	19.95%	17.42%	19.24%
Customer F	11.74%	19.30%	17.19%	18.65%
Customer G	10.92%	15.64%	16.38%	13.23%
	96.24%	95.28%	98.15%	90.7%

The Company does not have accounts receivable outstanding as of June 30, 2026 and December 31, 2025

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

The following tables present the carrying amounts of the assets and liabilities of the Company’s consolidated VIE included in the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
	$	$
Cash and bank balance	168,897	112,551
Prepaid expense and other receivables	7,234	39,430
Property and equipment, net	36,138	47,216
Accrued expense and other liabilities	(1,812)	(78,875)
Long-term secured other borrowing	(24,102)	(31,296)
Net assets value	186,355	89,026

Note 3      ACCOUNTS RECEIVABLE

The Company assesses the collectability of its receivables on a quarterly basis. For the six months ended June 30, 2026 and 2025, the Company recorded no provision for credit losses.

Note 4     PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2026	December 31, 2025
	(Unaudited)	(As Restated)
	$	$
Prepaid expenses and other assets	312,500	315,430
Others	1,732	1,732
Total	314,232	317,162

Other include the balances of advances to suppliers were $1,732 and $1,732 as of June 30, 2026 and December 31, 2025, respectively, which represented prepayments to suppliers for raw materials.

Note 5      PROPERTY AND EQUIPMENT, NET

As of June 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)	(As Restated)
	$	$
Land	877,870	877,870
Equipment	12,290	11,940
Less: Accumulated depreciation	(9,070)	(7,027)
Property and equipment, net	881,090	882,783

Depreciation expenses for the three months ended June 30, 2026 and 2025 were $3,647 and $165,243, respectively. Depreciation expenses for the six months ended June 30, 2026 and 2025 were $7,261 and $199,344, respectively.

Note 6     RIGHT-OF-USE ASSETS

The Company adopted ASU (“Accounting Standards Update”) No. 2016-02 Leases, on January 1, 2019, the beginning of fiscal year 2019, using the modified retrospective approach. The Company determines whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient. Some of the operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and, as such, are accounted for as short-term leases as we have elected the practical expedient.

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

The carrying amount of right-of-use assets by class of underlying asset are as follows:

	June 30, 2026	December 31, 2025
	$	$
At cost:
Equipment	34,942	43,453
Less: Accumulated depreciation	(4,506)	(8,511)
Right-of-use assets, net	30,436	34,942

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	June 30, 2026	December 31, 2025
	$	$
Assets
Finance lease, right-of-use asset, net	30,436	34,942
Right-of-use assets, net	30,436	34,942

Liabilities
Current
Finance lease liability	7,832	7,398

Non-current
Finance lease liability	14,808	18,243

Total Finance lease liabilities	22,640	25,641

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of the operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Note 7     EQUITY METHOD INVESTMENTS

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

For the three months and six months ended June 30, 2026, the Company recognized a gain of $8,919 and a loss of $139,717, respectively, representing its proportionate share of Tachyonext’s net loss. As of June 30, 2026 and December 31, 2025, the carrying value of the investment in Tachyonext was $360,283 and $524,152, respectively. The Company evaluated this investment for impairment as of December 31, 2025 and determined that no impairment indicators were present.

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

For the three months and six months ended June 30, 2026, the Company recognized a loss of $0 and $0, respectively, representing its proportionate share of Longwool’s net gain. As of June 30, 2026, the carrying value of the investment in Longwool was $400,000.

Note 8     DIGITAL ASSETS

In January 2026, the Company began investing in digital assets as part of its corporate treasury strategy, allocating an aggregate of $2 million of corporate funds to acquire approximately 23.53 Bitcoin at an average purchase price of approximately $84,998. The Company intends to continue this treasury strategy, with an emphasis on Bitcoin for now, for the foreseeable future.

In accordance with ASU 2023-08, Intangibles- Goodwill and Other- Crypto Assets, and ASC 820, these digital assets are classified as non-current assets on the unaudited condensed consolidated balance sheets and measured at fair value using Level 1 inputs based on unadjusted quoted prices from the Coinbase exchange.

As of June 30, 2026, the Company held approximately 23.53 Bitcoin with a cost basis of $2 million and a fair value of $1,377,574. For the three and six months ended June 30, 2026, the Company recognized an unrealized loss of $394,587. and $622,426 respectively, from changes in the fair value of its digital assets, which is included within other income (expense), net, in the unaudited condensed consolidated statements of operations.

Note 9     ACCRUED EXPENSES AND OTHER LIABILITIES

As of June 30, 2026 and December 31, 2025, accrued expenses and other liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	$	$
Accrued expenses	34,776	28,833
Other liabilities	91,953	93,128
	126,729	121,961

Note 10      CONVERTIBLE NOTE

On October 31, 2025, the Company entered into a Securities Purchase Agreement (the “Original SPA”) with an institutional accredited investor (the “SPA Buyer”), pursuant to which the Company may issue and sell, in multiple closings, senior secured convertible notes in an aggregate original principal amount of up to $300,000,000. At the initial closing on November 3, 2025, the Company issued a senior secured convertible note in the principal amount of $8,000,000 (the “Note”) for a purchase price of $7,280,000, reflecting an original issue discount of $720,000. The Note bears interest at 9.0% per annum, payable monthly in arrears, and matures on November 3, 2027. Upon the occurrence of an event of default, as defined in the Note, the interest rate increases to 18.0% per annum.

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

The Company elected the fair value option for the Note in accordance with ASC 825, Financial Instruments. Accordingly, the Note is measured at fair value at each reporting date, with changes in fair value recorded in other expense in the Consolidated Statements of Operations and Comprehensive Loss.

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

In December 2025, a holder of the Initial Note converted $45,319 into 2,000 shares of the Company’s common stock. During the second quarter of 2026, holders of the Note converted an aggregate of $4,965,758 into 583,793 shares of the Company’s common stock.

Balance as of January 1, 2026	$7,205,666
Issuance	–
Accrued interest	136,850
Conversion	(5,154,358)
Change in fair value	(–)
Balance as of June 30, 2026	$2,188,158

On May 22, 2026, the Company and the SPA Buyer entered into a First Amendment to the Original SPA (the "SPA Amendment") to expand the permitted use of proceeds from future Additional Closings to include (i) general corporate purposes and working capital, (ii) acquisitions, investments, or other strategic transactions, and (iii) other lawful corporate purposes. The SPA Amendment continues to prohibit use of proceeds for repayment of general indebtedness, repurchases of the Company's securities, payments to related parties, and settlement of litigation matters (other than acquisition-related matters). The Company evaluated the SPA Amendment under ASC 470-50, Debt—Modifications and Extinguishments, and concluded that the amendment did not result in a substantial modification, as it did not change the interest rate, conversion terms, principal amount, or maturity date of the Notes; accordingly, no gain or loss was recognized and the amendment was accounted for prospectively.

Note 11     WARRANTS

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

	June 30, 2026	December 31, 2025
Exercise price	1.925	1.925
Risk free rate	3.72%	3.47%
Dividend yield	0%	0%
Expected term (year)	1.40	1.65
Expected volatility	35.68%	36.67%

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 3 inputs:

	June 30, 2026	December 31, 2025
	$	$
Fair value at the beginning of period	25,859	76,847
Fair value change of warrants included in earnings	(25,859)	(50,988)
Fair value at the end of period	–	25,859

All outstanding warrants to purchase common stock, including the number of shares issuable upon exercise and the applicable exercise price, have been proportionately adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026, in accordance with the anti-dilution provisions of the applicable warrant agreements. As of June 30, 2026, on a post-Reverse Stock Split basis, warrants to purchase approximately 66,028 shares of common stock were outstanding, at an adjusted exercise price of $57.9 per share. The following is a summary of the IPO warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding and exercisable at January 1, 2026	66,028	57.9	1.62
Exercised	–
Granted	–
Expired	–
Outstanding and exercisable at June 30, 2026	66,028	57.9	1.12

Note 12     COMMON STOCK

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2026, the Company had 1,560,210 shares of common stock issued and outstanding. All share amounts presented herein reflect the 1-for-30 reverse stock split effected on July 6, 2026, which did not change the number of authorized shares or the par value per share. See Note 21.

Equity Purchase Facility Agreement

On May 22, 2026, the Company entered into an Equity Purchase Facility Agreement ("EPFA") with an institutional investor pursuant to which the Company has the right, but not the obligation, to issue and sell up to $100 million of newly issued shares of common stock (the "Advance Shares") to the investor over a 24-month commitment period commencing on the EPFA date, at the Company's sole discretion and without any mandatory minimum amount or non-usage fee.

The investor's ownership is limited to 4.99% of outstanding shares, and increasable to 9.99% upon 61 days’ notice. Absent stockholder approval under Nasdaq rules, aggregate shares issuable under the EPFA may not exceed 19.99% of shares outstanding as of the EPFA date. During the Additional Issuance Restricted Period defined in the EPFA, the investor has a right of first refusal on subsequent placements, and the Company is prohibited from entering into variable rate transaction defined in the EPFA, subject to customary exceptions.

The EPFA will terminate upon the earliest of (i) the 24-month anniversary of the EPFA, (ii) the investor's purchase of Advance Shares equal to the full $100 million commitment, or (iii) a material restatement of the Company's financial statements for two or more consecutive fiscal quarters.

In connection with the EPFA, the Company entered into a Registration Rights Agreement obligating it to file a registration statement with SEC covering resale of the Advance Shares. As of June 30, 2026, the Company had not delivered any advance notice and had not issued any shares or received any proceeds under the EPFA. On July 8, 2026, the Company filed a registration statement on Form S-3 with the SEC to register for resale up to 7,500,000 shares of common stock (representing approximately $15 million based on the closing price on July 7, 2026) issuable under the EPFA.

Recent Issuance of Common Stock

•	In the first quarter of 2026, a preferred stock holder converted 340 shares of preferred stock Series B with $14,241 dividend in exchange of 28,883 shares of common stock.
•	In the second quarter of 2026, a preferred stock holder converted 3,160 shares of preferred stock Series B with $206,893 dividend in exchange of 374,080 shares of common stock.
•	On April 15, 2026, the Company issued 92,333 shares of common stock under the 2018 Stock Option and Award Incentive Plan.

Note 13     PREFERRED STOCK

The Reverse Stock Split described in Note 21 applied only to the Company's common stock and did not affect the authorized, issued, or outstanding shares of preferred stock.

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

On July 6, 2026, the Company effected a 1-for-30 reverse stock split for each share of Common Stock issued and outstanding. As a result of this reverse stock split, the shares of Common Stock issuable upon the conversion of Series A Preferred Stock decreased from 53,334 shares to 1,778 shares.

As of June 30, 2026 and December 31, 2025, there were 80,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On August 28, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of Nevada, designating up to 1,000,000 shares of series B preferred stock, par value $0.001 per share (the “Series B Preferred Stock”). Each share of Series B Preferred Stock has a stated value of $1,000.

On August 29, 2025, the Company entered into a securities purchase agreement and issued 3,500 shares of Series B Preferred Stock, par value $0.001 per share, to an institutional accredited investor at a purchase price of $910 per share. The aggregate purchase price received by the Company was $2,635,000, net of issuance costs of $550,000.

During the first and second quarters of 2026, the holder of the Series B Preferred Stock elected to convert all outstanding shares of Series B Preferred Stock into shares of the Company’s Common Stock at an average conversion price of $0.33 per share, resulting in the issuance of 12,088,869 shares of Common Stock. Following the Company’s 1-for-30 reverse stock split effected on July 6, 2026, the conversion represents 402,963 shares of Common Stock issued at an adjusted conversion price of $9.90 per share. Upon conversion, the carrying value of the Series B Preferred Stock of $2,501,893 was reclassified to Common Stock and additional paid-in capital. As of June 30, 2026, no shares of Series B Preferred Stock remained outstanding, and all associated rights and preferences had been terminated.

Note 14     SHARE-BASED COMPENSATION

In 2018, the Company’s Board of Directors and stockholders adopted the 2018 Stock Option and Award Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of equity-based awards to employees and non-employee service providers. As of June 30, 2026, 89,654 shares of Common Stock remained available for future issuance under the 2018 Plan.

Warrants

The Company granted equity-based awards, primarily in the form of warrants, in exchange for services rendered. As of June 30, 2026, the Company had outstanding warrants issued to officers, directors, and employees to purchase shares of Common Stock.

Nonemployee Advisory Compensation

In connection with the Strategic Advisory Agreement (the “Advisory Agreement”) described in Note 18, the Company is obligated to issue $50,000 of restricted common stock to Phoenix MGMT & Consulting LLC (“Phoenix”) per quarter, with the number of shares determined based on the five-day volume-weighted average price (“VWAP”) of the Company's common stock, issued within 10 business days following the end of each quarter. The Company determined that this award is classified as a liability in accordance with ASC 718, Share-Based Compensation (“ASC 718”), because the award is settled in a variable number of shares with a fixed monetary value. The award is remeasured at fair value at each reporting date, with changes in fair value recognized in general and administrative expenses in the unaudited condensed consolidated statements of operations, until the award is settled through the issuance of shares. The requisite service period for each quarterly award corresponds to the quarter to which the award relates.

Under the Advisory Agreement, Phoenix is also entitled to a transaction fee equal to 5% of the value of certain qualifying strategic transactions consummated during the term, payable 50% in cash and 50% in shares of common stock valued based on the five-day VWAP preceding the closing of the applicable transaction. Consistent with the fixed-monetary-value mechanics described above, the stock-settled portion of any such fee, if and when recognized, will be classified as a liability under ASC 718. As of June 30, 2026, no transaction fee had been earned, as no qualifying transaction had been introduced, structured, materially advanced, or consummated during the period.

On April 15, 2026, the Company granted 92,333 shares of its common stock to certain employees under the Company's 2018 Plan as compensation for services rendered.

Note 15     INCOME TAXES

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

The components of the income tax (benefit) expense are:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Current	–	(140,561)	–	(140,561)
Deferred	–	–	–	–
Total income tax expense	–	(140,561)	–	(140,561)

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate applicable to income tax expense is as follows:

	Six months ended June 30,
	2026		2025
	$	%	$	%
Taiwan income tax statutory rate	(563,010)	20.0	(88,750)	20.0
Tax effect of non-deductible expense	–	–	13,978	(3.15)
Tax effect of stock-based compensation	–	–	19,569	(4.41)
Tax effect of non-taxable income	93,178	(3.31)	–	–
Tax effect of different tax rates in other jurisdictions	1,971	(0.07)	666	(0.15)
Changes in valuation allowance	329,924	(11.72)	54,537	(12.29)
Others	137,937	(4.90)	–	–
Effective tax rate	–	–	–	–

The valuation allowance as of June 30, 2026 and December 31, 2025 was primarily provided for the deferred income tax assets if it is more likely than not that these items will expire before the Company is able to realize its benefits, or that the future deductibility is uncertain. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Management considers projected future taxable income and tax planning strategies in making this assessment. The movement for the valuation allowance is as following.

	June 30, 2026	December 31, 2025
	$	$
Balance at beginning of the year	259,745	4,774,396
Additions of valuation allowance	137,937	–
Reductions of valuation allowance	–	(4,678,552)
Balance at the end of the period	397,682	95,844

Note 16    RELATED PARTY BALANCES AND TRANSACTIONS

The balance due to related parties was as following:

	June 30, 2026	December 31, 2025
	$	$
Mountain Share Transfer, LLC (1)	7,681	7,681
Estate of Mr. Yin-Chieh Cheng (2)	17,221	15,884
	24,902	23,565

___________________

Note:

(1)	Mountain Share Transfer, LLC is company 100% controlled by Erik S. Nelson, a former corporate secretary and director of the Company. The balances represented the amount previously paid on behalf of the Company for its daily operation purpose.

(2)	The amount due to Mr. Yin-Chieh Cheng’s estate relates to a prior arrangement with him while he served as a director and executive officer of the Company. Mr. Yin-Chieh Cheng was deceased as of July 8, 2023, and the Company is evaluating settlement with the estate.

Note 17    LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2026 and 2025 have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026. See Note 21.

	Three months ended June 30,
	2026	2025
	$	$
Net loss	(1,541,308)	(327,362)
Net loss attributable to non-controlling interest	–	10,937
Net loss attributable to Nocera Shareholders	(1,541,308)	(316,425)

Weighted Average Shares Outstanding – Basic and Diluted	1,560,210	478,918

Loss per share – basic and diluted	(0.9879)	(0.6607)

	Six months ended June 30,
	2026	2025
	$	$
Net loss	(2,815,049)	(584,311)
Net loss attributable to non-controlling interest	–	20,537
Net loss attributable to Nocera Shareholders	(2,815,049)	(563,774)

Weighted Average Shares Outstanding – Basic and Diluted	1,560,210	478,918

Loss per share – basic and diluted	(1.8043)	(1.1772)

Note 18    COMMITMENTS AND CONTINGENCIES

Strategic Advisory Agreement

On May 18, 2026, the Company entered into the Advisory Agreement with Phoenix, pursuant to which Phoenix provides non-exclusive strategic advisory and execution support services to the Company. The initial term is 90 days, subject to extension by mutual written agreement. Either party may terminate the agreement upon 15 days' written notice following an uncured material breach by the other party.

Under the Advisory Agreement, the Company is obligated to pay Phoenix an initial retainer of $150,000 for the first 30 days, followed by $50,000 per month thereafter, plus $50,000 of restricted common stock per quarter, valued based on the five-day volume-weighted average price prior to issuance. During the three and six months ended June 30, 2026, the Company incurred $150,000 of cash advisory fees and issued 0 shares of restricted common stock. As of June 30, 2026, the Company's remaining minimum unconditional cash commitment under the Advisory Agreement was approximately $10,000.

In addition, the Company has agreed to pay Phoenix a transaction fee equal to 5% of the value of any merger, acquisition, joint venture, or similar transaction consummated during the term that Phoenix introduces, structures, or materially advances, payable 50% in cash and 50% in common stock. No such transaction fee had been earned or was payable as of June 30, 2026, as no qualifying transaction had been introduced or consummated during the period.

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

For the six months ended June 30, 2026 and 2025, the Company recognized $6,508 lease expense in operating expenses. The total future minimum lease payment under non-cancellable short-term leases as of June 30, 2026 is $19,525.

Capital commitments

As of June 30, 2026, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $nil.

Contingencies

In the ordinary course of business, the Company may be subject to legal proceeding regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

The Company has no significant pending litigation as of June 30, 2026.

Note 19     SEGMENT INFORMATION

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

On December 31, 2025, the Company completed the disposal of its Catering segment (Meixin). The results of the Catering segment have been classified as discontinued operations for all periods presented. Accordingly, the segment information disclosed below excludes the results of the Catering segment. The Catering segment reported net sales of $2,418 and $4,507 for the three months and six months ended June 30, 2025, respectively.

Segment performance is evaluated based on segment revenue and operating profit, which includes direct costs and segment-specific general and administrative expenses, but excludes corporate overhead and interest. The CODM does not regularly review segment assets, and therefore segment asset information is not presented.

Summary operating results for each of the Company’s reportable segments were as follows:

	Three months ended June 30, 2026
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	2,095,869	43,695	2,139,564
Cost of revenue	(2,091,691)	(29,875)	(2,121,566)
Gross profit	4,178	13,820	17,998
General and administrative expenses	(1,182,499)	(10,220)	(1,192,719)
Segment operating losses	(1,178,321)	3,600	(1,174,721)
Income tax expenses	–	–	–
Segment losses	(1,178,321)	3,600	(1,174,721)

	Three months ended June 30, 2025
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	3,932,288	39,428	3,971,716
Cost of revenue	(3,923,879)	(15,383)	(3,939,262)
Gross profit	8,409	24,045	32,454
General and administrative expenses	(225,316)	(10,518)	(235,834)
Segment operating losses	(216,907)	37,573	(179,334)
Income tax expenses	(140,561)	–	(140,561)
Segment losses	(357,468)	37,573	(319,895)

	Six months ended June 30, 2026
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	4,336,105	81,243	4,417,348
Cost of revenue	(4,327,489)	(29,881)	(4,357,370)
Gross profit	8,615	51,363	59,978
General and administrative expenses	(1,188,108)	(22,583)	(1,210,691)
Segment operating losses	(1,179,493)	28,779	(1,150,713)
Income tax expenses	–	–	–
Segment losses	(1,179,493)	28,779	(1,150,713)

	Six months ended June 30, 2025
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	8,408,583	97,261	8,505,844
Cost of revenue	(8,390,655)	(31,785)	(8,422,440)
Gross profit	17,928	65,476	83,404
General and administrative expenses	(538,078)	(31,297)	(569,375)
Segment operating losses	(520,150)	34,179	(485,971)
Income tax expenses	(140,561)	–	(140,561)
Segment losses	(660,711)	34,179	(626,532)

The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment for products:

Geographic Information
Revenue
$
Taiwan	1,940,627
Japan	2,395,478
Other foreign countries	81,243
Total	4,417,348

Note 20     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Preferred Stock Dividend Payable

During 2025 and 2024, the Company declared preferred stock dividends of $16,000 each year, which were not paid in cash but instead recorded as an increase in dividends payable. As of June 30, 2026 and December 31, 2025, unpaid preferred dividends totaled $70,312 and $177,326, respectively.

These transactions did not involve the use of cash and, therefore, are not reflected in the accompanying Consolidated Statement of Cash Flows.

Note 21     SUBSEQUENT EVENT

Reverse Stock Split

On June 25, 2026, the Company's Board of Directors approved the Reverse Stock Split, pursuant to stockholder authorization obtained at the Company's annual meeting held on January 12, 2026. The Reverse Stock Split became effective on July 6, 2026, at which time every 30 shares of common stock issued and outstanding were automatically combined into one share, without any change in par value. Immediately prior to the Reverse Stock Split, the Company had 46,806,289 shares of common stock issued and outstanding, which were reduced to 1,560,210 shares. No fractional shares were issued; holders otherwise entitled to a fractional share received a cash payment in lieu thereof. Proportionate adjustments were made to the exercise prices and number of shares issuable under all outstanding stock options, warrants, and restricted stock units, as well as shares reserved under the Company's equity incentive plans. The Reverse Stock Split was undertaken to enable the Company to satisfy the minimum bid price requirement for continued listing on The Nasdaq Capital Market.

In accordance with ASC 260, Earnings Per Share, all share and per-share amounts presented in these unaudited condensed consolidated financial statements and accompanying notes for all periods presented have been retroactively adjusted to reflect the Reverse Stock Split.

Letter of Intent with INERGX Energy Optimisation Ltd.

On July 6, 2026, the Company entered into a non-binding letter of intent (the "LOI") with INERGX Energy Optimisation Ltd ("INERGX"), a company incorporated in England and Wales, regarding the Company's proposed acquisition of up to 9.99% of the issued and outstanding equity interests of INERGX (the "Proposed Transaction"). The Proposed Transaction may be structured as a stock purchase, share exchange, contribution, recapitalization, or other mutually agreed structure, with consideration consisting of a combination of cash and shares of the Company's common stock in proportions to be determined in definitive documentation. Valuation assumptions under the LOI remain preliminary and subject to the Company's due diligence review, and no purchase price or other economic term will be final unless and until set forth in a definitive agreement. Consummation of the Proposed Transaction remains subject to, among other things, completion of due diligence, negotiation and execution of a definitive acquisition agreement, and receipt of any required board, regulatory, third-party, and stockholder approvals. The LOI does not obligate either party to consummate the Proposed Transaction and terminates upon the earliest of execution of a definitive agreement, mutual written agreement, 30 days' prior written notice by either party, or the 90th day following the date of the LOI. There can be no assurance that the parties will enter into a definitive agreement or that the Proposed Transaction will be consummated on the terms described herein or at all. Because the LOI does not obligate the parties to consummate the transaction and its economic terms remain preliminary, the Company has not recognized any financial statement impact related to the LOI as of the date these financial statements were available to be issued.

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

Recent Developments

Strategic Advisory Agreement

On May 18, 2026, the Company entered into the Advisory Agreement with Phoenix, pursuant to which Phoenix provides non-exclusive strategic advisory and execution support services to the Company. The initial term is 90 days, subject to extension by mutual written agreement. Either party may terminate the agreement upon 15 days' written notice following an uncured material breach by the other party.

Under the Advisory Agreement, the Company is obligated to pay Phoenix an initial retainer of $150,000 for the first 30 days, followed by $50,000 per month thereafter, plus $50,000 of restricted common stock per quarter, valued based on the five-day volume-weighted average price prior to issuance. During the three and six months ended June 30, 2026, the Company incurred $150,000 of cash advisory fees and issued 0 shares of restricted common stock. As of June 30, 2026, the Company's remaining minimum unconditional cash commitment under the Advisory Agreement was approximately $10,000.

In addition, the Company has agreed to pay Phoenix a transaction fee equal to 5% of the value of any merger, acquisition, joint venture, or similar transaction consummated during the term that Phoenix introduces, structures, or materially advances, payable 50% in cash and 50% in common stock. No such transaction fee had been earned or was payable as of June 30, 2026, as no qualifying transaction had been introduced or consummated during the period.

Equity Purchase Facility Agreement

On May 22, 2026, the Company entered into an equity purchase facility agreement, or an EPFA, providing the Company the right, but not the obligation, to sell up to $100 million of common stock to an institutional investor over a 24-month period, subject to customary conditions, ownership limitations, and an exchange cap described in Note 12 to the condensed consolidated financial statements. As of June 30, 2026, the Company had not issued any shares or received any proceeds under the EPFA.

Reverse Stock Split

On June 25, 2026, the Company's Board of Directors approved the Reverse Stock Split, pursuant to stockholder authorization obtained at the Company's annual meeting held on January 12, 2026. The Reverse Stock Split became effective on July 6, 2026, at which time every 30 shares of common stock issued and outstanding were automatically combined into one share, without any change in par value. Immediately prior to the Reverse Stock Split, the Company had 46,806,289 shares of common stock issued and outstanding, which were reduced to 1,560,210 shares. No fractional shares were issued; holders otherwise entitled to a fractional share received a cash payment in lieu thereof. Proportionate adjustments were made to the exercise prices and number of shares issuable under all outstanding stock options, warrants, and restricted stock units, as well as shares reserved under the Company's equity incentive plans. The Reverse Stock Split was undertaken to enable the Company to satisfy the minimum bid price requirement for continued listing on The Nasdaq Capital Market.

Letter of Intent with INERGX Energy Optimisation Ltd.

On July 6, 2026, the Company entered into its LOI with INERGX, regarding the Proposed Transaction. The Proposed Transaction may be structured as a stock purchase, share exchange, contribution, recapitalization, or other mutually agreed structure, with consideration consisting of a combination of cash and shares of the Company's common stock in proportions to be determined in definitive documentation. Valuation assumptions under the LOI remain preliminary and subject to the Company's due diligence review, and no purchase price or other economic term will be final unless and until set forth in a definitive agreement. Consummation of the Proposed Transaction remains subject to, among other things, completion of due diligence, negotiation and execution of a definitive acquisition agreement, and receipt of any required board, regulatory, third-party, and stockholder approvals. The LOI does not obligate either party to consummate the Proposed Transaction and terminates upon the earliest of execution of a definitive agreement, mutual written agreement, 30 days' prior written notice by either party, or the 90th day following the date of the LOI. There can be no assurance that the parties will enter into a definitive agreement or that the Proposed Transaction will be consummated on the terms described herein or at all. Because the LOI does not obligate the parties to consummate the transaction and its economic terms remain preliminary, the Company has not recognized any financial statement impact related to the LOI as of the date these financial statements were available to be issued.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and six months ended June 30, 2026 and 2025.

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(As Restated)	(Unaudited)	(As Restated)
	$	$	$	$
Net sales	2,139,564	3,971,716	4,417,348	8,505,844
Cost of sales	(2,121,566)	(3,939,262)	(4,357,370)	(8,422,440)
Gross profit	17,998	32,454	59,978	83,404

Operating expenses
General and administrative expenses	(1,192,719)	(235,834)	(1,811,781)	(569,375)
Share based compensation
Total operating expenses	(1,192,719)	(235,834)	(1,811,781)	(569,375)

Loss from operations	(1,174,721)	(203,380)	(1,751,803)	(485,971)

Other (expense) income	(366,587)	16,579	(1,063,246)	42,221
Loss before income taxes	(1,541,308)	(186,801)	(2,815,049)	(443,750)

Income tax (expense) benefit	–	(140,561)	–	(140,561)
Net loss	(1,541,308)	(327,362)	(2,815,049)	(584,311)

Less: Net loss attributable to non-controlling interests	–	(10,937)	–	(20,537)
Net loss attributable to the company	(1,541,308)	(316,425)	(2,815,049)	(563,774)

Comprehensive loss
Net loss	(1,541,308)	(327,362)	(2,815,049)	(584,311)
Foreign currency translation gain	2,561	48,463	3,940	45,872
Total comprehensive loss	(1,538,747)	(278,899)	(2,811,109)	(538,439)

Less: comprehensive loss attributable to non-controlling interest	–	(10,937)	–	(20,537)
Less: Foreign currency translation gain attributable to noncontrolling interest	–	3,443	–	3,020
Comprehensive loss attributable to the Company	(1,538,747)	(271,405)	(2,811,109)	(520,922)

Loss per share*
Basic	(0.9879)	(0.6607)	(1.8043)	(1.1772)
Diluted	(0.9879)	(0.6607)	(1.8043)	(1.1772)

Weighted average number of common shares outstanding*
Basic	1,560,210	478,918	1,560,210	478,918
Diluted	1,560,210	478,918	1,560,210	478,918

*Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026.

Comparison of Results of Operations for the three months and six months ended June 30, 2026 and 2025

Revenue

Revenue for the three months ended June 30, 2026 and 2025 was approximately $2.1 million and $3.9 million, respectively. The decrease in revenue was primarily attributable to a decline in revenue generated from the Company’s fish trading business.

Revenue for the six months ended June 30, 2026 and 2025 was approximately $4.4 million and $8.5 million, respectively. The decrease in revenue was primarily attributable to a decline in revenue generated from the Company’s fish trading business.

•	Fish Trading Business: For the six months ended June 30, 2026, the fish trading business decreased in volume, but the selling price increased, the volume decreased from 388 tons to 272 tons for the comparable period in 2025 and 2026. The average selling price of eels increased from $ 15.63 to $15.78 per kilogram for the comparable period in 2025 and 2026.

Gross profit

Gross profit for the three months ended June 30, 2026 and 2025 was approximately $17 thousand and $32 thousand, respectively. The decrease in gross profit was primarily attributable to the disposal of SY Culture in the Company’s e-commerce business during the second quarter of 2025.

Gross profit for the six months ended June 30, 2026 and 2025 was approximately $59 thousand and $83 thousand, respectively. The decrease in gross profit was primarily attributable to the disposal of SY Culture in the Company’s e-commerce business during the second quarter of 2025.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2026 and 2025 were approximately $1,193 thousand and $236 thousand, respectively. The increase was primarily attributable to costs of wages and reimbursements fees generated from employees.

General and administrative expenses for the six months ended June 30, 2026 and 2025 were approximately $1,812 thousand and $569 thousand, respectively. The increase was primarily attributable to costs of wages and reimbursements fees generated from employees.

Other income (expense)

Other expense for the three months ended June 30, 2026 was approximately $366 thousand and other income $17 thousand, respectively. The decrease was primarily attributable to loss of investment of Tachyonext and Bitcoin and a non-cash loss related to the fair value measurement of warrant liabilities.

Other expense for the six months ended June 30, 2026 was approximately $1,063 thousand and other income $42 thousand, respectively. The decrease was primarily attributable to loss of investment of Tachyonext and Bitcoin and a non-cash loss related to the fair value measurement of warrant liabilities.

Summary of Consolidated Statements of Cash Flows

	Six months ended June 30,
	2026	2025
	(Unaudited)	(As Restated)
	$	$
Net cash used in operating activities	(1,159,225)	(308,645)
Net cash used in investing activities	(2,000,000)	(135,942)
Net cash provided by (used in) financing activities	(3,817)	237,684
Effect of the exchange rate change on cash	3,159	(127,128)
Increase (Decrease) in cash and cash equivalents	(3,159,883)	(334,031)

Net cash used in operating activities

Net cash used in operating activities was approximately $1,760 thousand for the six months ended June 30, 2026. This was primarily attributable to a net loss of approximately $2.8 million, adjusted for non-cash items or non-operating activity, including a loss of approximately $622 thousand from unrealized losses on digital assets, and interest expense from convertible note of approximately $326 thousand.

Net cash used in operating activities was approximately $308 thousand for the six months ended June 30, 2025. This primarily reflected a net loss of approximately $760 thousand, adjusted for non-cash items or non-operating activity, including depreciation expense of approximately $200 thousand, a loss of approximately $87 thousand from the disposal of subsidiary, and income tax payable of approximately $127 thousand.

Net cash (used in) provided by investing activities

Net cash used in investing activities was approximately $1,398 thousand for the six months ended June 30, 2026, which was primarily attributable to the investment of Bitcoin.

Net cash used in investing activities was approximately $135 thousand for the six months ended June 30, 2025, which was primarily attributable to the disposal of subsidiary and long-term investment.

Net cash provided by financing activities

Net cash used in financing activities was approximately $3,817 for the six months ended June 30, 2026. This was primarily attributable to the payment of lease liabilities.

Net cash provided by financing activities was $238 thousand for the six months ended June 30, 2025. This was primarily attributable to proceeds of approximately $240 thousand from the issuance of common stock to converted Class A warrant.

Liquidity and Capital Resources; Going Concern

•	On May 22, 2026, the Company entered into an Equity Purchase Facility Agreement, or an EPFA, providing the Company the right, but not the obligation, to sell up to $100 million of common stock to an institutional investor over a 24-month period, subject to customary conditions, ownership limitations, and an exchange cap described in Note 12 to the condensed consolidated financial statements. As of June 30, 2026, the Company had not issued any shares or received any proceeds under the EPFA.

Recently Issued Accounting Pronouncements

Please refer to Note 1 to the financial statements contained herein.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective.

The following material weaknesses in our disclosure controls and procedures at June 30, 2026 were:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, we took several actions to correct past material weaknesses, including, but not limited to, establishing an audit committee of our Board comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended June 30, 2026 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

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

ITEM 5. OTHER INFORMATION

Holding Foreign Companies Accountable Act

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

NOCERA, INC.

Date: August 5, 2026	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

