Form 10-K/A
period 2025-12-31
NOCERA, INC.
filed 2026-08-28
CIK 1756180

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

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2025 based on $2.85 per share, the price at which the registrant’s common stock was last sold on June 30, 2025, was approximately $1,364,916.

There were 2,376,148 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 27, 2026.

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment”) of Nocera, Inc. (the “Company”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026 and previously amended on April 21, 2026 (the “First Amendment”), is being filed in response to comments received from the SEC’s Division of Corporation Finance on July 17, 2026 with respect to the Company’s First Amendment and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. This Amendment amends and restates Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part IV, Item 15 (Exhibits and Financial Statement Schedules), the Index to Financial Statements, and the Financial Statements and Notes thereto in their entirety. In addition, this Amendment includes updated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the retrospective presentation of the reverse stock split effected on July 6, 2026 and the matters disclosed in Note 23, this Amendment does not modify or update any other disclosures in the original Form 10-K or the First Amendment, and this Amendment does not reflect events occurring after the date of the First Amendment.

i

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

	For the years ended December 31,
	2025	2024
	$	$
Net sales	2,597,349	4,890,187
Cost of sales	(2,585,917)	(4,826,633)
Operating expenses	(226,547)	(257,785)
Other income	2	21
Net loss from discontinued operations before income taxes	(215,113)	(194,210)
Income tax expense	–	(2,495)
Net loss from discontinued operations, net of tax	(215,113)	(196,705)

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

Recently Issued Accounting Standards

See Note 1 to the Consolidated Financial Statements included herewith.

Results of Operations

The following table sets forth our consolidated statements of operations for the years ended December 31, 2025, and 2024.

Consolidated Statements of Operations

	For the years ended December 31,
	2025	2024
		As Restated
Net sales	$11,030,595	$12,122,945
Cost of sales	(10,869,350)	(11,852,238)
Gross profit	161,245	270,707

Operating expenses
Impairment of goodwill	–	(2,510,875)
General and administrative expenses	(2,555,769)	(2,448,797)
Share based compensation	(59,854)	(60,831)
Total operating expenses	(2,615,623)	(5,020,503)

Other (expenses) income, net
Other income	196,685	690,702
Net loss before income taxes	(2,257,693)	(4,059,094)

Income tax expense	(251,972)	(234,576)
Net loss from continuing operations	(2,509,665)	(4,293,670)

Net loss from discontinued operations
Loss on disposal	(155,263)	–
Loss from discontinued operations	(215,113)	(196,705)
Net (loss) gain from discontinued operations	(370,376)	(196,705)

Net loss	(2,880,041)	(4,490,375)
Less: Preferred dividend	(123,014)	(16,000)
Less: Net income attributable to non-controlling interests	43,023	39,342
Net loss attributable to Nocera Shareholders	$(2,960,032)	$(4,467,033)

Other Comprehensive loss
Net loss	(2,880,041)	(4,490,375)
Foreign currency translation income (loss)	69,490	74,888
Total comprehensive loss	(2,810,551)	(4,415,487)

Less: Net loss attributable to non-controlling interest	43,023	39,342
Less: Foreign currency translation loss attributable to non-controlling interest	(2,589)	4,549
Comprehensive loss attributable to Nocera Shareholders	$(2,770,117)	$(4,371,596)

Loss per share – basic and diluted	$(6.1524)	$(9.5398)
Net loss per share from continuing operations – basic and diluted	$(5.3826)	$(9.1696)
Net loss per share from discontinued operations – basic and diluted	$(0.7698)	$(0.3702)

Weighted Average Shares Outstanding - Basic and Diluted*	481,121	468,251

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

•	Fish Trading Business: For the year ended December 31, 2025, the fish trading business decreased in volume, but the selling price increased, the volume decreased from 774 tons to 686 tons for the comparable period in 2024 and 2025. The average selling price of eels increased from $15.31 to $15.82 per kilogram for the comparable period in 2024 and 2025.

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

Other income (expense)

Other income for the year ended December 31, 2025 was approximately $197 thousand, compared to approximately $691 thousand for the year ended December 31, 2024. Other income in 2025 was primarily attributable to a gain of approximately $0.3 million from the disposal of a subsidiary. Other income in 2024 was primarily attributable to a gain of approximately $0.8 million resulting from the fair value remeasurement of IPO warrants.

Net loss from discontinued operations

Net loss from discontinued operations for the year ended December 31, 2025 was approximately $0.2 million, compared to approximately $0.2 million for the year ended December 31, 2024. The decrease was primarily attributable to a decrease in revenue generated from catering business of approximately $0.2 million related to Meixin that was recognized in 2024.

Summary of Consolidated Statements of Cash Flows

	For the years ended December 31,
	2025	2024
Net cash used in operating activities	$(2,581,539)	$(2,072,505)
Net cash (used in) provided by investing activities	(118,115)	197,421
Net cash provided by financing activities	10,159,751	1,101,218
Effect of the exchange rate change on cash and cash equivalents	7,922	28,447
Increase (Decrease) in cash and cash equivalents	$7,468,019	$(745,419)

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

Liquidity and Capital Resources; Going Concern

•	On October 31, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, in multiple closings, a new series of senior secured convertible notes in an aggregate original principal amount of up to $300,000,000 (the “Notes”), subject to the satisfaction or waiver of certain closing conditions. We expect to issue an initial Note in an aggregate principal amount of $8,000,000 for an aggregate purchase price of $7,280,000 at the initial closing (the “Initial Closing”) upon the satisfaction of certain closing conditions. Subject to certain conditions described in the Purchase Agreement, we have the option to request that the Investor purchase additional Notes (the “Company’s Option Closing”), and the Investor has the option to cause us to sell additional Notes (the “Investor’s Option Closing”), provided that the aggregate original principal amount of any Notes issued in such subsequent closings with respect to Company’s Option Closing and the Investor’s Option Closing shall not exceed $8,000,000 individually, and not more than $292,000,000 in the aggregate.

•	On November 3, 2025, we consummated the initial closing under the Purchase Agreement, pursuant to which it issued to the Investor a senior secured convertible note in the principal amount of $8,000,000 (the “Initial Note”) for a purchase price of $7,280,000. The Initial Note is convertible into shares (the “Conversion Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), at a conversion price equal to the lower of (A) the lower of: (i) $2.01, and (ii) the average of the closing price of the Common Stock as reported by Nasdaq for each of the five trading days immediately preceding the applicable Closing, and (B) 93% of the lowest daily volume-weighted average price of the Common Stock during the ten (10) trading days immediately preceding the applicable Conversion Date; provided, however, that in no event will the conversion price be less than the Floor Price then in effect (subject to customary adjustments and the applicable limitations under Nasdaq Listing Rules). The Initial Note bears interest at a rate of nine percent (9%) per annum, payable monthly in arrears, matures on November 3, 2027 and contains customary events of default (upon which the interest rate will increase to a rate of eighteen percent (18%) per annum).

Recently Issued Accounting Pronouncements

Please refer to the Note 3 to the Consolidated Financial Statements included herewith.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Interim Consolidated Financial Statements for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025 (As Restated, Where Applicable)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	March 31, 2025
	As Reported	Restatement	As Restated
	(Unaudited)	Adjustments	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$531,771	$–	$531,771
Accounts receivable	134,106	(103,429)	30,677
Prepaid expenses and other current assets	609,539	(501,491)	108,048
Total current assets	1,275,416	(604,920)	670,496
Property and equipment, net	1,342,060	(63,307)	1,278,753
Right-of-use assets	–	41,240	41,240
Intangible asset, net	93,749	–	93,749
Goodwill	2,077,728	(1,351,703)	726,025
Other non-current assets	31,808	–	31,808
Total assets	$4,820,761	$(1,978,690)	$2,842,071
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Income tax payable	$11,028	$110,654	$121,682
Accrued expenses and other liabilities	517,253	(29,691)	487,562
Dividend payable	54,312	–	54,312
Due to related parties	38,518	–	38,518
Financial lease liabilities - current	–	6,802	6,802
Warrant liability	85,273	–	85,273
Total current liabilities	706,384	87,765	794,149
Lease liability	–	22,852	22,852
Total liabilities	706,384	110,617	817,001
Commitments and contingencies
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 474,918 shares and 468,251 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively, as adjusted for the 1-for-30 reverse stock split effected on July 6, 2026)	14,247	(13,772)	475
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	80	–	80
Additional paid-in capital	25,350,065	13,772	25,363,837
Statutory and other reserves	191,219	–	191,219
Accumulated losses	(21,486,898)	(2,095,904)	(23,582,802)
Accumulated other comprehensive income	15,253	6,597	21,850
Total Nocera, Inc.’s stockholders’ equity	4,083,966	(2,089,307)	1,994,659
Non-controlling interests	30,411	–	30,411
Total equity	4,114,377	(2,089,307)	2,025,070
Total liabilities and equity	$4,820,761	$(1,978,690)	$2,842,071

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Three months ended March 31, 2025
	As Reported	Restatement	As Restated
	(Unaudited)	Adjustments	(Unaudited)

Net sales	$4,534,128	$(1,540,851)	$2,993,277
Cost of sales	(4,483,178)	1,537,223	(2,945,955)
Gross profit	50,950	3,628	47,322

Operating expenses
General and administrative expenses	(334,371)	52,462	(281,909)
Total operating expenses	(334,371)	52,462	(281,909)

Loss from operations	(283,421)	48,834	(234,587)
Other (expenses) income, net	25,804	(162)	25,642
Net loss before income taxes	(257,617)	48,672	(208,945)
Income tax expense	–		–
Net loss from continuing operations	(257,617)	48,672	(208,945)

Net loss from discontinued operations
Loss on disposal	–	–	–
Loss from discontinued operations	–	(48,004)	(48,004)
Net (loss) gain from discontinued operations	–	(48,004)	(48,004)

Net loss	(257,617)	48,672	(256,949)
Less: Net income attributable to non-controlling interests	(9,600)	19,200	9,600
Net loss attributable to Nocera Shareholders	$(248,017)	668	$(247,349)

Comprehensive loss
Net loss	(257,617)	668	(256,949)
Foreign currency translation income (loss)	(2,838)	247	(2,591)
Total comprehensive loss	(260,455)	915	(259,540)

Less: Net loss attributable to non-controlling interest	(9,600)	19,200	9,600
Less: Foreign currency translation loss attributable to non-controlling interest	(423)	846	423
Comprehensive loss attributable to Nocera Shareholders	$(250,432)	$915	$(249,517)

Loss per share – basic and diluted	$(0.0175)	$(0.5033)	$(0.5208)
Net loss per share from continuing operations – basic and diluted	$–	$(0.4197)	$(0.4197)
Net loss per share from discontinued operations – basic and diluted	$–	$(0.1011)	$(0.1011)

Weighted Average Shares Outstanding - Basic and Diluted*	14,247,539	(13,772,621)	474,918

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

* Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Three months ended March 31, 2025
	As Reported	Restatement	As Restated
	(Unaudited)	Adjustments	(Unaudited)

Cash flows from operating activities:
Net loss	$(257,617)	$668	$(256,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	33,674	427	34,101
Amortization	4,076	–	4,076
Gain on fair value change of financial assets held for trading	(3)	–	(3)
Non-cash interest expense on lease liability	–	162	162
Changes in operating assets and liabilities:
Accounts receivable, net	11,262	(346)	10,916
Prepaid expenses and other assets, net	45,663	2,445	48,108
Other non-current assets	3,076	(349)	2,727
Other payables and accrued liabilities	50,424	(856)	49,570
Income tax payable	(14,083)	(30)	(14,113)
Subtract non-cash gain on warrant liabilities	8,426	–	8,426
Net cash (used in) operating activities	(115,102)	2,122	(112,979)
Cash flows from investing activities
Proceeds from disposal of financial assets at FVTPL	213	–	213
Proceeds from disposal of property and equipment	–	216	216
Net cash provided by investing activities	213	216	429
Cash flows from financing activities:
Proceeds from issuance of common stock	150,000	–	150,000
Payment of lease liabilities	–	(1,797)	(1,797)
Payment for secured other borrowings	(1,817)	1,817	–
Net cash provided by financing activities	148,183	20	148,203
Net effect of exchange rate changes on cash and cash equivalents	14,316	(2,359)	11,957
Net increase/(decrease) in cash and cash equivalents	47,610	–	47,610
Cash and cash equivalents at beginning of period	484,161	–	484,161
Cash and cash equivalents at end of period	$531,771	$–	$531,771

 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	June 30, 2025
	As Reported	Restatement	As Restated
	(Unaudited)	Adjustments	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$150,130	$–	$150,130
Accounts receivable	109,951	(104,812)	5,139
Prepaid expenses and other current assets	436,077	(333,264)	102,813
Total current assets	696,158	(438,076)	258,082
Equity method investments	454,300	–	454,300
Property and equipment, net	1,345,109	(60,731)	1,284,378
Right-of-use assets	–	39,180	39,180
Intangible asset, net	89,673	–	89,673
Goodwill	1,847,713	(1,351,703)	496,010
Other non-current assets	6,735	$–	6,735
Total assets	$4,439,688	(1,811,330)	$2,628,358
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Income tax payable	$152,494	$110,628	$263,122
Accrued expenses and other liabilities	338,736	(28,260)	310,476
Dividend payable	54,312	–	54,312
Due to related parties	28,062	–	28,062
Financial lease liabilities - current	–	6,990	6,990
Warrant liability	107,852	–	107,852
Total current liabilities	681,456	89,358	770,814
Lease liability	–	21,373	21,373
Total liabilities	681,456	$110,731	792,187
Commitments and contingencies		–	–
Equity		–
Common stock ($0.001 par value; authorized 200,000,000 shares; 478,918 shares and 468,251 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively, as adjusted for the 1-for-30 reverse stock split effected on July 6, 2026)	14,367	(13,888)	479
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 authorized, 80,000 shares and 80,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	80	–	80
Additional paid-in capital	25,439,945	13,888	25,453,833
Statutory and other reserves	191,219	–	191,219
Accumulated losses	(21,978,606)	(1,920,621)	(23,899,227)
Accumulated other comprehensive income	68,310	(1,440)	66,870
Total Nocera, Inc.’s stockholders’ equity	3,735,315	(1,922,061)	1,813,254
Non-controlling interests	22,917	–	22,917
Total equity	3,758,232	(1,922,061)	1,836,171
Total liabilities and equity	$4,439,688	$(1,811,330)	$2,628,358

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Three months ended June 30, 2025
	As Reported	Restatement	As Restated
	(Unaudited)	Adjustments	(Unaudited)

Net sales	$3,971,716	$(945,026)	$3,026,690
Cost of sales	(3,939,262)	942,620	(2,996,642)
Gross profit	32,454	(2,406)	30,048

Operating expenses
General and administrative expenses	(236,322)	57,580	(178,742)
Total operating expenses	(236,322)	57,580	(178,742)

Loss from operations	(203,868)	55,174	(148,694)
Other (expenses) income, net	(158,216)	174,793	16,577
Net loss before income taxes	(362,084)	229,967	(132,117)
Income tax expense	(140,561)	–	(140,561)
Net loss from continuing operations	(502,645)	229,967	(272,678)

Net loss from discontinued operations
Loss on disposal	–	–	–
Loss from discontinued operations	–	(54,684)	(54,684)
Net (loss) gain from discontinued operations	–	(54,684)	(54,684)

Net loss	(502,645)	175,283	(327,362)
Less: Net income attributable to non-controlling interests	(10,937)	–	(10,937)
Net loss attributable to Nocera Shareholders	$(491,708)	175,283	$(316,425)

Comprehensive loss
Net loss	(502,645)	175,283	(327,362)
Foreign currency translation income (loss)	(53,057)	101,520	48,463
Total comprehensive loss	(555,702)	276,803	(278,899)

Less: Net loss attributable to non-controlling interest	(10,937)	–	(10,937)
Less: Foreign currency translation loss attributable to non-controlling interest	3,443	–	3,443
Comprehensive loss attributable to Nocera Shareholders	$(548,208)	$276,803	$(271,405)

Loss per share – basic and diluted	$(0.0345)	$(0.6262)	$(0.6607)
Net loss per share from continuing operations – basic and diluted	$–	$(0.5465)	$(0.5465)
Net loss per share from discontinued operations – basic and diluted	$–	$(0.1142)	$(0.1142)

Weighted Average Shares Outstanding - Basic and Diluted*	14,367,539	(13,888,621)	478,918

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

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Six months ended June 30, 2025
	As Reported	Restatement	As Restated
	(Unaudited)	Adjustments	(Unaudited)

Net sales	$8,505,844	$(2,485,878)	$6,019,966
Cost of sales	(8,422,440)	2,479,843	(5,942,597)
Gross profit	83,404	(6,035)	77,369

Operating expenses
General and administrative expenses	(570,693)	110,042	(460,651)
Total operating expenses	(570,693)	110,042	(460,651)

Loss from operations	(487,289)	104,007	(383,282)
Other (expenses) income, net	(132,412)	90,192	42,220
Net loss before income taxes	(619,701)	278,639	(341,062)
Income tax expense	(140,561)	–	(140,561)
Net loss from continuing operations	(760,262)	278,639	(481,623)

Net loss from discontinued operations
Loss on disposal	–	–	–
Loss from discontinued operations	–	(102,688)	(102,688)
Net (loss) gain from discontinued operations		(102,688)	(102,688)

Net loss	(760,262)	175,951	(584,311)
Less: Net income attributable to non-controlling interests	(20,537)	–	(20,537)
Net loss attributable to Nocera Shareholders	$(739,725)	175,951	$(563,774)

Comprehensive loss
Net loss	(760,262)	175,951	(584,311)
Foreign currency translation income (loss)	(55,895)	101,767	45,872
Total comprehensive loss	(816,157)	277,718	(538,439)

Less: Net loss attributable to non-controlling interest	(20,537)	–	(20,537)
Less: Foreign currency translation loss attributable to non-controlling interest	3,020	–	3,020
Comprehensive loss attributable to Nocera Shareholders	$(798,640)	$277,718	$(520,922)

Loss per share – basic and diluted	$(0.0523)	$(1.1249)	$(1.1772)
Net loss per share from continuing operations – basic and diluted	$–	$(0.9628)	$(0.9628)
Net loss per share from discontinued operations – basic and diluted	$–	$(0.2144)	$(0.2144)

Weighted Average Shares Outstanding - Basic and Diluted	14,367,539	(13,888,621)	478,918

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Six months ended June 30, 2025
	As Reported	Restatement	As Restated
	(Unaudited)	Adjustments	(Unaudited)

Cash flows from operating activities:			$
Net loss	$(760,262)	$175,951	$(584,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	200,652	1,308	199,344
Amortization	8,152	–	8,152
Gain on fair value change of financial assets held for trading	(3)	–	(3)
Gain on disposal of SY Culture	87,332	271	87,603
Share of profit of associates	45,700	–	45,700
Non-cash interest expense on lease liability	–	302	302
Changes in operating assets and liabilities:
Accounts receivable, net	33,455	1,588	35,043
Prepaid expenses and other assets, net	42,234	7,701	49,935
Other non-current assets	1,298	(349)	949
Other payables and accrued liabilities	(137,259)	(2,746)	(134,513)
Income tax payable	(127,407)	52	(127,355)
Subtract non-cash gain on warrant liabilities	31,005	–	31,005
Net cash (used in) provided by operating activities	(320,289)	11,644	(308,645)
Cash flows from investing activities
Proceeds from disposal of financial assets at FVTPL	213	–	213
Disposal of SY Culture	363,845	–	363,845
Equity method investments	(500,000)	–	(500,000)
Net cash used in investing activities	(135,942)	–	(135,942)
Cash flows from financing activities:
Proceeds from issuance of common stock	240,000	–	240,000
Payment of lease liabilities	–	(2,316)	(2,316)
Payment for secured other borrowings	(3,634)	3,634	–
Net cash provided by financing activities	236,366	1,318	237,684
Net effect of exchange rate changes on cash and cash equivalents	(114,166)	(12,962)	(127,128)
Net increase/(decrease) in cash and cash equivalents	(334,031)	–	(334,031)
Cash and cash equivalents at beginning of period	484,161	–	484,161
Cash and cash equivalents at end of period	$150,130	$–	$150,130

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	September 30, 2025
	As Reported	Restatement	As Restated
	(Unaudited)	Adjustments	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$2,034,205	$–	$2,034,205
Accounts receivable	128,512	(105,329)	23,183
Prepaid expenses and other current assets	359,535	(334,908)	24,627
Total current assets	2,522,252	(440,237)	2,082,015
Equity method investments	184,776	–	184,776
Property and equipment, net	1,281,849	(57,795)	1,224,054
Intangible asset, net	85,597	–	85,597
Right-of-use asset	–	36,748	36,748
Goodwill	1,847,713	(1,351,703)	496,010
Other non-current assets	6,482	–	6,482
Total assets	$5,928,669	$(1,812,987)	$4,115,682
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Income tax payable	$134,746	$110,619	$245,365
Accrued expenses and other liabilities	272,989	(839)	272,150
Dividend payable	54,312	–	54,312
Due to related parties	28,280	–	28,280
Financial lease liabilities - current	1,026	6,098	7,124
Warrant liability	528,159	–	528,159
Total current liabilities	1,019,512	115,878	1,135,390
Long-term secured other borrowing	24,698	(24,698)	–
Lease liability	–	19,660	19,660
Total liabilities	1,044,210	110,840	1,155,050
Commitments and contingencies			–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 478,918 shares and 468,251 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively, as adjusted for the 1-for-30 reverse stock split effected on July 6, 2026)	14,367	(13,888)	479
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 shares authorized, 80,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; Series B Preferred Stock, 1,000,000 shares authorized, 3,500 shares issued and outstanding as of September 30, 2025)	84	–	84
Additional paid-in capital	28,074,941	13,888	28,088,829
Statutory and other reserves	191,219	–	191,219
Accumulated losses	(23,479,395)	(1,920,247)	(25,399,642)
Accumulated other comprehensive income	72,280	(3,580)	68,700
Total Nocera, Inc.’s stockholders’ equity	4,873,496	(1,923,827)	2,949,669
Non-controlling interests	10,963	–	10,963
Total equity	4,884,459	(1,923,827)	2,960,632
Total liabilities and equity	$5,928,669	$(1,812,987)	$4,115,682

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Three months ended September 30, 2025
	As Reported	Restatement	As Restated
	(Unaudited)	Adjustments	(Unaudited)

Net sales	$1,603,392	$(93,421)	$1,509,971
Cost of sales	(1,554,290)	88,776	(1,465,514)
Gross profit	49,102	(4,645)	44,457

Operating expenses
General and administrative expenses	(869,686)	61,308	(808,378)
Total operating expenses	(869,686)	61,308	(808,378)

Loss from operations	(820,584)	56,663	(763,921)
Other (expenses) income, net	(688,750)	63	(688,687)
Net loss before income taxes	(1,509,154)	56,546	(1,452,608)
Income tax expense	(2,870)	–	(2,870)
Net loss from continuing operations	(1,512,024)	56,546	(1,455,478)

Net loss from discontinued operations
Loss on disposal	–	–	–
Loss from discontinued operations	–	(56,172)	(56,172)
Net loss from discontinued operations	–	(56,172)	(56,172)

Net loss	(1,512,024)	374	(1,511,650)
Less: Net income attributable to non-controlling interests	(11,235)	–	(11,235)
Net loss attributable to Nocera Shareholders	$(1,500,789)	374	$(1,500,415)

Comprehensive loss
Net loss	(1,512,024)	374	(1,511,650)
Foreign currency translation income (loss)	(3,970)	5,081	1,111
Total comprehensive loss	(1,515,994)	5,455	(1,510,539)

Less: Net loss attributable to non-controlling interest	(11,235)	–	(11,235)
Less: Foreign currency translation loss attributable to non-controlling interest	(719)	–	(719)
Comprehensive loss attributable to Nocera Shareholders	$(1,504,040)	$5,455	$(1,498,585)

Loss per share – basic and diluted	$(0.1045)	$(3.0284)	$(3.1329)
Net loss per share from continuing operations – basic and diluted	$–	$(3.0156)	$(3.0156)
Net loss per share from discontinued operations – basic and diluted	$–	$(0.1173)	$(0.1173)

Weighted Average Shares Outstanding - Basic and Diluted*	14,367,539	(13,888,621)	478,918

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

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Nine months ended September 30, 2025
	As Reported	Restatement	As Restated
	(Unaudited)	Adjustments	(Unaudited)

Net sales	$10,109,236	$(2,579,298)	$7,529,938
Cost of sales	(9,976,730)	2,568,619	(7,408,111)
Gross profit	132,506	(10,679)	121,827

Operating expenses
General and administrative expenses	(1,440,379)	171,350	(1,269,029)
Total operating expenses	(1,440,379)	171,350	(1,269,029)

Loss from operations	(1,307,873)	160,671	(1,147,202)
Other (expenses) income, net	(820,982)	174,514	(646,468)
Net loss before income taxes	(2,128,855)	335,185	(1,793,670)
Income tax expense	(143,431)	–	(143,431)
Net loss from continuing operations	(2,272,286)	335,185	(1,937,101)

Net loss from discontinued operations
Loss on disposal	–	–	–
Loss from discontinued operations	–	(158,860)	(158,860)
Net loss from discontinued operations	–	(158,860)	(158,860)

Net loss	(2,272,286)	176,325	(2,095,961)
Less: Net income attributable to non-controlling interests	(31,772)	–	(31,772)
Net loss attributable to Nocera Shareholders	$(2,240,514)	176,325	$(2,064,189)

Comprehensive loss
Net loss	(2,272,286)	176,325	(2,095,961)
Foreign currency translation income (loss)	(59,865)	106,848	46,983
Total comprehensive loss	(2,332,151)	283,173	(2,048,978)

Less: Net loss attributable to non-controlling interest	(31,772)	–	(31,772)
Less: Foreign currency translation loss attributable to non-controlling interest	2,301	–	2,301
Comprehensive loss attributable to Nocera Shareholders	$(2,302,680)	$283,173	$(2,019,507)

Loss per share – basic and diluted	$(0.1569)	$(4.1532)	$(4.3101)
Net loss per share from continuing operations – basic and diluted	$–	$(3.9784)	$(3.9784)
Net loss per share from discontinued operations – basic and diluted	$–	$(0.3317)	$(0.3317)

Weighted Average Shares Outstanding - Basic and Diluted*	14,367,539	(13,888,621)	478,918

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

* Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	Nine months ended September 30, 2025
	As Reported	Restatement	As Restated
	(Unaudited)	Adjustments	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,272,286)	$176,325	$(2,095,961)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	212,204	(2,018)	210,186
Amortization	12,228	–	12,228
Gain on fair value change of financial assets held for trading	(3)	–	(3)
Gain on disposal of SY Culture	87,332	(174,935)	(87,603)
Share of profit of associates	315,224	–	315,224
Non-cash interest expense on lease liability	–	419	419
Changes in operating assets and liabilities:
Accounts receivable, net	16,301	1,589	17,890
Prepaid expenses and other assets, net	118,574	6,839	125,413
Other non-current assets	1,364	(349)	1,015
Other payables and accrued liabilities	(175,034)	2,214	(172,820)
Income tax payable	109,669	(71)	109,598
Subtract non-cash gain on warrant liabilities	451,312	–	451,312
Net cash (used in) provided by operating activities	(1,123,115)	10,013	(1,113,102)
Cash flows from investing activities
Proceeds from disposal of financial assets at FVTPL	213	–	213
Disposal of SY Culture	363,845	–	363,845
Equity method investments	(500,000)	–	(500,000)
Net cash used in investing activities	(135,942)	–	(135,942)
Cash flows from financing activities:
Proceeds from issuance of common stock	240,000	–	240,000
Proceeds from issuance of preferred stock, net	2,635,000	–	2,635,000
Payment of lease liabilities	–	(3,890)	(3,890)
Payment for secured other borrowings	(5,451)	5,165	(286)
Net cash provided by financing activities	2,869,549	(1,275)	2,870,824
Net effect of exchange rate changes on cash and cash equivalents	(60,448)	(11,288)	(71,736)
Net increase/(decrease) in cash and cash equivalents	(1,550,044)	–	(1,550,044)
Cash and cash equivalents at beginning of period	484,161	–	484,161
Cash and cash equivalents at end of period	$2,034,205	$–	$2,034,205

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The following Financial Statements and Supplementary Data of Nocera, Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Balance Sheets at December 31, 2025 and 2024;

•	Statements of Operations for the years ended December 31, 2025 and 2024;

•	Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2025 and 2024;

•	Statements of Cash Flows for the years ended December 31, 2025 and 2024; and

•	Notes to Financial Statements.

2. Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
3.1	Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.2 to Form 10-K filed on March 23, 2022.
3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant	Filed as Exhibit 3.6 to Form 10-K filed on March 23, 2022.
3.3	Certificate of Amendment of Articles of Incorporation of the Registrant	Filed as Exhibit 3.7 to Form 10-K filed on March 23, 2022.
3.4	Certificate of Change of the Registrant	Filed as Exhibit 3.3 to Form 10-12G filed on October 19, 2018.
3.5	Amended and Restated Bylaws of the Registrant	Filed as Exhibit 3.1 to Form 8-K filed on February 28, 2022.
4.1	Description of Nocera, Inc.’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended	Filed as Exhibit 4.1 to Form 10-K filed on March 23, 2022.
10.1†	2018 Nocera, Inc. Stock Option and Award Incentive Plan	Filed as Exhibit 10.2 to Form 8-K12G3 filed on January 31, 2019.
10.2	VIE Purchase, dated September 7, 2022, between Nocera, Inc., Meixin Institutional Food Development Co., Ltd., and the Selling Stockholder	Filed as Exhibit 10.1 to Form 8-K filed on September 12, 2022.
10.3	Voting Rights Proxy Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.2 to Form 8-K filed on September 12, 2022.
10.4	Exclusive Business Cooperation Agreement, September 7, 2022, between Nocera, Inc. and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.3 to Form 8-K filed on September 12, 2022.
10.5	Equity Pledge Agreement, dated September 7, 2022, between Nocera, Inc. the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.4 to Form 8-K filed on September 12, 2022.
10.6	Exclusive Call Option Agreement, dated September 7, 2022, between Nocera, Inc., the Selling Stockholder and Meixin Institutional Food Development Co., Ltd.	Filed as Exhibit 10.5 to Form 8-K filed on September 12, 2022.

10.7†	Employment Agreement dated as of July 31, 2023, by and between Nocera, Inc. and Andy Jin	Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2023.
10.9	Share Exchange Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd., Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. and the selling stockholder	Filed as Exhibit 10.1 to Form 8-K filed on February 6, 2024.
10.9	Voting Rights Proxy Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd. and the selling stockholder	Filed as Exhibit 10.2 to Form 8-K filed on February 6, 2024.
10.10	Exclusive Business Cooperation Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd., Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. and the selling stockholder	Filed as Exhibit 10.3 to Form 8-K filed on February 6, 2024.
10.11	Equity Pledge Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd. and the selling stockholder	Filed as Exhibit 10.4 to Form 8-K filed on February 6, 2024.
10.12	Exclusive Call Option Agreement dated as of January 31, 2024, by and between Shanghai Nocera Culture Co., Ltd., Zhejiang Xinca Mutual Entertainment Culture Media Co., Ltd. and the selling stockholder	Filed as Exhibit 10.5 to Form 8-K filed on February 6, 2024.
10.13	Financial Support Letter dated January 25, 2025	Filed as Exhibit 10.13 to Form 10-K/A on April 21, 2026.
14.1	Code of Ethics	Filed as Exhibit 14.1 to Form S-1 filed on April 1, 2022.
19.1	Insider Trading Policy	Filed as Exhibit 19.1 to Form 10-K/A on April 21, 2026.
21.1	List of Subsidiaries of Nocera, Inc.	Filed as Exhibit 21.1 to Form 10-K filed on April 1, 2024.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Nocera, Inc.	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Nocera, Inc.	*
32.1	Section 1350 Certification of the President and Chief Executive Officer of Nocera, Inc.	**
32.2	Section 1350 Certification of the Chief Financial Officer of Nocera, Inc.	**
97.1	Clawback Policy	Filed as Exhibit 97.1 to Form 10-K filed on April 1, 2024.
99.1	Audit Committee Charter	Filed as Exhibit 99.1 to Form S-1 filed on April 1, 2022.
99.2	Compensation Committee Charter	Filed as Exhibit 99.2 to Form S-1 filed on April 1, 2022.
99.3	Nominating and Corporate Governance Committee Charter	Filed as Exhibit 99.3 to Form S-1 filed on April 1, 2022.
101	Interactive Data Files	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Schema Document	*
101.CAL	Inline XBRL Calculation Linkbase Document	*
101.DEF	Inline XBRL Definition Linkbase Document	*
101.LAB	Inline XBRL Label Linkbase Document	*
101.PRE	Inline XBRL Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

________________________

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of Nocera, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOCERA, INC.

Dated: August 28, 2026	By:	/s/ Andy Chin-An Jin
	Name:	Andy Chin-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andy Chin-An Jin	Chief Executive Officer	August 28, 2026
Andy Chin-An Jin	(Principal Executive Officer)

/s/ Shun-Chih Chuang	Chief Financial Officer	August 28, 2026
Shun-Chih Chuang	(Principal Financial and Accounting Officer)

/s/ Gerald H. Lindberg	Director	August 28, 2026
Gerald H. Lindberg

/s/ Yiwen Zhang	Director	August 28, 2026
Yiwen Zhang

/s/ Thomas A. Steele	Director	August 28, 2026
Thomas A. Steele

/s/ Hui-Ying Zhuang	Director	August 28, 2026
Hui-Ying Zhuang

/s/ Song-Yuan Teng	Director	August 28, 2026
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nocera, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the previously issued consolidated financial statements as of December 31, 2025 and 2024 and for each of the years ended December 31, 2025 and 2024 have been restated to correct misstatements in those financial statements.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had negative cash flows from operating activities of $2,581,539 and $2,072,505 for the years ended December 31, 2025 and 2024, respectively, and accumulated losses of $26,188,471 and $23,335,453 as of December 31, 2025 and 2024, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits of the consolidated financial statements, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ SFAI MALAYSIA PLT

(PCAOB ID No. 7167)
Malaysia
April 15, 2026, except for the effects of the restatement discussed in Note 2, as to which the date is April 21, 2026.

NOCERA, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2025	December 31, 2024
	As Restated	As Restated
ASSETS
Current assets
Cash and cash equivalents	$7,952,180	$484,161
Accounts receivable	–	41,941
Prepaid expenses and other current assets	317,162	154,256
Financial assets at fair value through profit or loss	–	210
Total current assets	8,269,342	680,568
Equity method investments	924,152	27,206
Property and equipment, net	882,783	1,325,830
Right-of-use assets	34,942	43,453
Intangible asset, net	–	97,825
Goodwill	–	726,025
Other non-current assets	–	7,156
Total assets	$10,111,219	$2,908,063
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Income tax payable	$336,936	$135,795
Accrued expenses and other liabilities	121,961	448,348
Dividend payable	177,326	54,312
Due to related parties	23,565	27,116
Financial lease liabilities - current	7,398	6,652
Warrant liability	25,859	76,847
Total current liabilities	693,045	749,070
Financial Liability at FVTPL	7,205,666	–
Lease liability	18,243	24,383
Total liabilities	7,916,954	773,453
Commitments and contingencies (Note 20)	–	–
Mezzanine Equity
9.00% Convertible preferred stock ($0.001 par value; Series B Preferred Stock, 1,000,000 shares authorized, 3,500 shares issued and outstanding as of December 31, 2025)	2,635,000	–
Total mezzanine equity	2,635,000	–
Equity
Common stock ( 481,121 shares and 468,251 shares issued and outstanding as of December 31, 2025 and 2024, respectively, as adjusted for the 1-for-30 reverse stock split effected on July 6, 2026)	481	468
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 shares authorized, 80,000 shares issued and outstanding as of December 31, 2025 and 2024)	80	80
Additional paid-in capital	25,465,037	25,213,844
Statutory and other reserves	191,219	191,219
Accumulated losses	(26,188,471)	(23,335,453)
Accumulated other comprehensive income	90,919	24,018
Total Nocera, Inc.’s stockholders’ equity	(440,735)	2,094,176
Non-controlling interests	–	40,434
Total equity	(440,735)	2,134,610
Total liabilities, mezzanine equity, and equity	$10,111,219	$2,908,063

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the years ended December 31,
	2025	2024
	As Restated	As Restated
Net sales	$11,030,595	$12,122,945
Cost of sales	(10,869,350)	(11,852,238)
Gross profit	161,245	270,707

Operating expenses
Impairment of goodwill	–	(2,510,875)
General and administrative expenses	(2,555,769)	(2,448,797)
Share based compensation	(59,854)	(60,831)
Total operating expenses	(2,615,623)	(5,020,503)

Other (expenses) income, net
Other income	196,685	690,702
Net loss before income taxes	(2,257,693)	(4,059,094)

Income tax expense	(251,972)	(234,576)
Net loss from continuing operations	(2,509,665)	(4,293,670)

Net loss from discontinued operations
Loss on disposal	(155,263)	–
Loss from discontinued operations	(215,113)	(196,705)
Net (loss) gain from discontinued operations	(370,376)	(196,705)

Net loss	(2,880,041)	(4,490,375)
Less: Preferred dividend	(123,014)	(16,000)
Less: Net income attributable to non-controlling interests	43,023	39,342
Net loss attributable to Nocera Shareholders	$(2,960,032)	$(4,467,033)

Other Comprehensive loss
Net loss	(2,880,041)	(4,490,375)
Foreign currency translation income	69,490	74,888
Total comprehensive loss	(2,810,551)	(4,415,487)

Less: Net loss attributable to non-controlling interest	43,023	39,342
Less: Foreign currency translation loss attributable to non-controlling interest	(2,589)	4,549
Comprehensive loss attributable to Nocera Shareholders	$(2,770,117)	$(4,371,596)

Loss per share – basic and diluted*	$(6.1524)	$(9.5398)
Net loss per share from continuing operations – basic and diluted	$(5.3826)	$(9.1696)
Net (loss) income per share from discontinued operations – basic and diluted	$(0.7698)	$(0.3702)

Weighted Average Shares Outstanding - Basic and Diluted*	481,121	468,251

*	Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026.

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in US Dollars)

	Mezzanine Equity		Shareholders’ Equity
	Convertible Preferred Stock		Common Stock*		Preferred Stock		Additional Paid-in	Statutory and other	Accumulated	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’	Non- controlling	Total Stockholders’
	Stock	Amount	Stock	Amount	Stock	Amount	Capital*	Reserves	Losses	Income	Equity	Interests	Equity
				$		$	$	$	$	$	$	$	$
Balance, January 1, 2024	–	–	371,900	372	80,000	80	21,941,897	191,219	(18,868,420)	98,906	3,364,054	84,325	3,448,379
Common stock issuance	–	–	96,351	96	–	–	3,211,116	–	–	–	3,211,212	–	3,211,212
Share-based compensation	–	–	–	–	–	–	60,831	–	–	–	60,831	–	60,831
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	(74,888)	(74,888)	(4,549)	(79,437)
Preferred stock dividend	–	–	–	–	–	–	–	–	(16,000)	–	(16,000)	–	(16,000)
Net loss	–	–	–	–	–	–	–	–	(4,451,033)	–	(4,451,033)	(39,342)	(4,490,375)
Balance, December 31, 2024 (As Restated)	–	$–	468,251	468	80,000	80	25,213,844	191,219	(23,335,453)	24,018	2,094,176	40,434	2,134,610

Balance, January 1, 2025	–	–	468,251	468	80,000	80	25,213,844	191,219	(23,335,453)	24,018	2,094,176	40,434	2,134,610
Common stock issuance	–	–	10,870	11	–	–	253,036	–	–	–	253,047	–	253,047
Convertible note converted into common stock	–	–	2,000	2	–	–	45,317	–	–	–	45,319	–	45,319
Convertible preferred stock issuance	3,500	2,635,000	–	–	–	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	–	–	59,854	–	–	–	59,854	–	59,854
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	41,618	41,618	2,021	43,639
Preferred stock dividend	–	–	–	–	–	–	(107,014)	–	(16,000)	–	(123,014)	–	(123,014)
Net loss	–	–	–	–	–	–	–	–	(2,837,018)	–	(2,837,018)	(43,023)	(2,880,041)
Disposal of subsidiary	–	–	–	–	–	–	–	–	–	25,283	25,283	568	25,851
Balance, December 31, 2025	3,500	$2,635,000	481,121	481	80,000	80	25,465,037	191,219	(26,188,471)	90,919	(440,735)	–	(440,735)

*	Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026.

See notes to the consolidated financial statements which are an integral part of these audited financial statements.

NOCERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	December 31, 2025	December 31, 2024
	As Restated	As Restated
Cash flows from operating activities:
Net loss	$(2,880,041)	$(4,490,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	–	2,510,875
Written off of property and equipment	–	23,044
Gain on fair value change of financial liabilities at FVTPL	(144,290)	–
Depreciation expenses	210,524	134,288
Amortization	16,304	16,304
Gain on disposal of SY Media	(87,603)	–
Loss on disposal of Meixin	155,263	–
Share of (profit)/loss of associates	(24,152)	–
Gain on fair value change of financial assets held for trading	(3)	(4,270)
Share-based compensation	59,854	60,831
Non-cash interest expenses arisen from convertible note	115,813	–
Changes in operating assets and liabilities:
Accounts receivable, net	23,042	128,395
Inventories	–	88,550
Advance to suppliers	6,672	–
Prepaid expenses and other assets, net	125,660	(94,888)
Other non-current assets	2,669	68
Dividend payables	123,014	16,000
Advanced from customers	(74,077)	–
Other payables and accrued liabilities	(361,459)	202,004
Income tax payable	201,180	133,938
Subtract non-cash gain on warrant liabilities	(50,179)	(797,269)
Advance receipts	270	–
Net cash (used in) provided by operating activities	(2,581,539)	(2,072,505)
Cash flows from investing activities
Purchase of property and equipment	–	–
Purchase of financial assets at FVTPL	–	(206)
Proceeds from disposal of financial assets at FVTPL	213	212,963
Net proceeds from disposal of subsidiary	781,672	–
Equity method investments	(900,000)	–
Payment for acquisition of right-of-use assets	–	(15,336)
Net cash (used in) provided by investing activities	(118,115)	197,421
Cash flows from financing activities:
Proceeds from issuance of common stock	251,700	1,584,329
Proceeds from issuance of preferred stock	2,635,000	–
Proceeds from issuance of convertible notes	7,280,000	–
Payment of lease liabilities	(6,433)	(4,750)
Payment for secured other borrowings	(516)	(478,361)
Net cash provided by financing activities	10,159,751	1,101,218
Net effect of exchange rate changes on cash and cash equivalents	7,922	28,447
Net increase/(decrease) in cash and cash equivalents	$7,468,019	$(745,419)
Cash and cash equivalents at beginning of year	$484,161	$1,229,580
Cash and cash equivalents at end of year	$7,952,180	$484,161

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar (“US$”). The functional currency of the Company’s subsidiaries and the consolidated VIE located in Taiwan is the New Taiwan Dollar (“NTD”), and for those located in the PRC is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of the Company’s subsidiaries and the consolidated VIE has been translated into US$. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process, and revenue, expense, gains and losses are translated using the average exchange rate during the year. Translation adjustments are reported as foreign currency translation adjustments and are shown as a separate component of other comprehensive income or loss in the consolidated statements of changes in equity.

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

Note 2     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of this Annual Report on Form 10-K, the Company identified and corrected errors in the audited consolidated financial statements for the years ended December 31, 2024 and 2025. In consultation with its independent registered public accounting firm, performed a comprehensive reassessment of certain accounting conclusions, underlying supporting documentation, and the application of U.S. GAAP. As a result of this reassessment, management concluded that certain previously reported amounts were not appropriately presented in accordance with U.S. GAAP and determined that the previously issued consolidated financial statements should be restated. Accordingly, the accompanying consolidated financial statements have been restated to correct these errors.

The principal adjustments reflected in the restatement primarily relate to (i) the reassessment of the recoverability and impairment of goodwill and other assets, (ii) the reassessment of the recognition, measurement and classification of certain accounts receivable, accounts payable and other balance sheet accounts based on additional supporting documentation and analysis, (iii) the reclassification of certain balance sheet and statement of operations accounts to conform to U.S. GAAP, and (iv) other related adjustments, including the related income tax effects, where applicable. The accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position, results of operations, stockholders' equity and cash flows for the periods presented. The effects of the restatement on the Company's previously reported consolidated financial statements are summarized in the tables below.

As a result, the financial statements for the aforementioned annual periods have been restated to correct these errors. The following tables summarize the impact of the restatement on the affected financial statement line items:

CONSOLIDATED BALANCE SHEETS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	December 31, 2024
	As Reported	Restatement	As Restated
	(Audited)	Adjustments	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$484,161	$–	$484,161
Accounts receivable	144,509	(102,568)	41,941
Prepaid expenses and other current assets	651,573	(497,317)	154,256
Financial assets at fair value through profit or loss	210	–	210
Total current assets	1,280,453	(599,885)	680,568
Equity method investments	27,206	–	27,206
Property and equipment, net	1,391,845	(66,015)	1,325,830
Right-of-use assets	–	43,453	43,453
Intangible asset, net	97,825	–	97,825
Goodwill	2,077,728	(1,351,703)	726,025
Other non-current assets	7,505	(349)	7,156
Total assets	$4,882,562	$(1,974,499)	$2,908,063
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Income tax payable	$25,126	$110,669	$135,795
Accrued expenses and other liabilities	455,796	(7,448)	448,348
Dividend payable	54,312	–	54,312
Due to related parties	27,116	–	27,116
Financial lease liabilities - current	–	6,652	6,652
Warrant liability	76,847	–	76,847
Total current liabilities	639,197	109,873	749,070
Long-term secured other borrowing	23,786	(23,786)	–
Lease liability	–	24,383	24,383
Total liabilities	662,983	110,470	773,453
Commitments and contingencies	–		–
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 481,121 shares and 468,251 shares issued and outstanding as of December 31, 2025 and 2024, respectively, as adjusted for the 1-for-30 reverse stock split effected on July 6, 2026)	14,047	(13,579)	468
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 shares authorized, 80,000 shares issued and outstanding as of December 31, 2025 and 2024)	80	–	80
Additional paid-in capital	25,200,265	13,579	25,213,844
Statutory and other reserves	191,219	–	191,219
Accumulated losses	(21,238,881)	(2,096,572)	(23,335,453)
Accumulated other comprehensive income	12,415	11,603	24,018
Total Nocera, Inc.’s stockholders’ equity	4,179,145	(2,084,969)	2,094,176
Non-controlling interests	40,434	–	40,434
Total equity	4,219,579	(2,084,969)	2,134,610
Total liabilities and equity	$4,882,562	$(1,974,499)	$2,908,063

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	For the year ended December 31, 2024
	As Reported	Restatement	As Restated
	(Audited)	Adjustments	(Audited)

Net sales	$17,013,132	$(4,890,187)	$12,122,945
Cost of sales	(16,678,871)	4,826,633	(11,852,238)
Gross profit	334,261	(63,554)	270,707

Operating expenses
Impairment of goodwill	(1,159,172)	(1,351,703)	(2,510,875)
General and administrative expenses	(2,135,336)	(313,461)	(2,448,797)
Share based compensation	–	(60,831)	(60,831)
Total operating expenses	(3,294,508)	(1,725,995)	(5,020,503)

Other (expenses) income, net
Other income	690,514	188	690,702
Net loss before income taxes	(2,269,733)	(1,789,361)	(4,059,094)

Income tax expenses	(124,070)	(110,506)	(234,576)
Net loss from continuing operations	(2,393,803)	(1,899,867)	(4,293,670)

Net loss from discontinued operations
Loss on disposal	–	–	–
Loss from discontinued operations	–	(196,705)	(196,705)
Net (loss) gain from discontinued operations	–	(196,705)	(196,705)

Net loss	(2,393,803)	(2,096,572)	(4,490,375)
Less: Preferred dividend	–	(16,000)	(16,000)
Less: Net income attributable to non-controlling interests	39,342	–	39,342
Net loss attributable to Nocera Shareholders	$(2,354,461)	$(2,112,872)	$(4,467,033)

Other Comprehensive loss
Net loss	(2,393,803)	(2,096,572)	(4,490,375)
Foreign currency translation income (loss)	86,491	(11,603)	74,888
Total comprehensive loss	(2,307,312)	(2,108,355)	(4,415,487)

Less: Net loss attributable to non-controlling interest	39,342	–	39,342
Less: Foreign currency translation loss attributable to non-controlling interest	4,549	–	4,549
Comprehensive loss attributable to Nocera Shareholders	$(2,263,421)	$(2,108,175)	$(4,371,596)

Loss per share – basic and diluted	$(0.1807)	$(9.3591)	$(9.5398)
Net loss per share from continuing operations – basic and diluted	$–	$(9.1696)	$(9.1696)
Net loss per share from discontinued operations – basic and diluted	$–	$(0.3702)	$(0.3702)

Weighted Average Shares Outstanding - Basic and Diluted*	13,249,705	(12,781,454)	468,251

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

* Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	For the year ended December 31, 2024
	As Reported	Restatement	As Restated
	(Audited)	Adjustments	(Audited)

Cash flows from operating activities:
Net loss	$(2,393,803)	$(2,096,572)	$(4,490,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	1,159,172	1,351,703	2,510,875
Written off of property and equipment	–	23,044	23,044
Depreciation expenses	126,501	7,787	134,288
Amortization	16,304	–	16,304
Gain on fair value change of financial assets held for trading	(4,270)	–	(4,270)
Share-based compensation	60,831	–	60,831
Changes in operating assets and liabilities:
Accounts receivable, net	22,440	105,955	128,395
Inventories	88,550	–	88,550
Prepaid expenses and other assets, net	(94,888)	–	(94,888)
Other non-current assets	(281)	349	68
Dividend payables	16,000	–	16,000
Other payables and accrued liabilities	202,794	(790)	202,004
Income tax payable	23,210	110,728	133,938
Subtract non-cash gain on warrant liabilities	(797,269)	–	(797,269)
Net cash (used in) operating activities	(1,574,709)	497,796	(2,072,505)
Cash flows from investing activities
Purchase of property and equipment	(956)	956	–
Purchase of financial assets at FVTPL	(206)	–	(206)
Proceeds from disposal of financial assets at FVTPL	212,963	–	212,963
Payment for acquisition of right-of-use assets	–	(15,336)	(15,336)
Net cash provided by investing activities	211,801	(14,380)	197,421
Cash flows from financing activities:
Proceeds from issuance of common stock	1,085,414	498,915	1,584,329
Payment of lease liabilities	–	(4,750)	(4,750)
Payment for secured other borrowings	(478,361)	–	(478,361)
Net cash provided by financing activities	597,053	504,165	1,101,218
Net effect of exchange rate changes on cash and cash equivalents	20,436	8,011	28,447
Net increase/(decrease) in cash and cash equivalents	(745,419)	–	(745,419)
Cash and cash equivalents at beginning of year	1,229,580	–	1,229,580
Cash and cash equivalents at end of year	$484,161	$–	$484,161

CONSOLIDATED BALANCE SHEETS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	For the years ended December 31, 2025
	As Reported	Restatement	As Restated
	(Audited)	Adjustments	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$7,952,180	$–	$7,952,180
Accounts receivable	–		–
Prepaid expenses and other current assets	317,162	–	317,162
Financial assets at fair value through profit or loss	–		–
Total current assets	8,269,342	–	8,269,342
Equity method investments	924,152	–	924,152
Property and equipment, net	882,783	–	882,783
Right-of-use assets	34,942	–	34,942
Intangible asset, net	–		–
Goodwill	–		–
Other non-current assets	–		–
Total assets	$10,111,219	$–	$10,111,219
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Income tax payable	$336,936	$–	$336,936
Accrued expenses and other liabilities	121,961	–	121,961
Dividend payable	177,326	–	177,326
Due to related parties	23,565	–	23,565
Financial lease liabilities - current	–	7,398	7,398
Warrant liability	25,859	–	25,859
Total current liabilities	685,647	7,398	693,045
Financial Liability at FVTPL	7,205,666	–	7,205,666
Lease liability	25,641	(7,398)	18,243
Total liabilities	7,916,954	–	7,916,954
Commitments and contingencies (Note 20)	–
Mezzanine Equity
9.00% Convertible preferred stock ($0.001 par value; Series B Preferred Stock, 1,000,000 shares authorized, 3,500 shares issued and outstanding as of December 31, 2025)	2,635,000	–	2,635,000
Total mezzanine equity	2,635,000	–	2,635,000
Equity
Common stock ($0.001 par value; authorized 200,000,000 shares; 481,121 shares and 468,251 shares issued and outstanding as of December 31, 2025 and 2024, respectively, as adjusted for the 1-for-30 reverse stock split effected on July 6, 2026)	14,433	(13,952)	481
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 shares authorized, 80,000 shares issued and outstanding as of December 31, 2025 and 2024)	80	–	80
Additional paid-in capital	25,451,085	13,952	25,465,037
Statutory and other reserves	191,219	–	191,219
Accumulated losses	(26,188,471)	–	(26,188,471)
Accumulated other comprehensive income	90,919	–	90,919
Total Nocera, Inc.’s stockholders’ equity	(440,735)	–	(440,735)
Non-controlling interests	–		–
Total equity	(440,735)	–	(440,735)
Total liabilities, mezzanine equity, and equity	$10,111,219	$–	$10,111,219

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	For the years ended December 31, 2025
	As Reported	Restatement	As Restated
	(Audited)	Adjustments	(Audited)

Net sales	$13,627,944	$(2,597,349)	$11,030,595
Cost of sales	(13,455,267)	2,585,917	(10,869,350)
Gross profit	172,677	(11,432)	161,245

Operating expenses
Impairment of goodwill	–	–	–
General and administrative expenses	(2,842,170)	286,401	(2,555,769)
Share based compensation	–	(59,854)	(59,854)
Total operating expenses	(2,842,170)	226,547	(2,615,623)

Other (expenses) income, net
Other income	41,424	155,261	196,685
Net loss before income taxes	(2,628,069)	370,376	(2,257,693)

Income tax expense	(251,972)	–	(251,972)
Net loss from continuing operations	(2,666,836)	157,171	(2,509,665)

Net loss from discontinued operations
Loss on disposal	(67,660)	(87,603)	(155,263)
Loss from discontinued operations	(145,545)	(69,568)	(215,113)
Net (loss) gain from discontinued operations	(213,205)	(157,171)	(370,376)

Net loss	(2,880,041)	–	(2,880,041)
Less: Preferred dividend	(123,014)	–	(123,014)
Less: Net income attributable to non-controlling interests	43,023	–	43,023
Net loss attributable to Nocera Shareholders	$(2,960,032)	$–	$(2,960,032)

Other Comprehensive loss
Net loss	(2,880,041)	–	(2,880,041)
Foreign currency translation income (loss)	(66,901)	136,391	69,490
Total comprehensive loss	(2,946,942)	136,391	(2,810,551)

Less: Net loss attributable to non-controlling interest	43,023	–	43,023
Less: Foreign currency translation loss attributable to non-controlling interest	(2,589)	–	(2,589)
Comprehensive loss attributable to Nocera Shareholders	$(2,906,508)	$136,931	$(2,770,117)

Loss per share – basic and diluted	$(0.2069)	$(5.9455)	$(6.1524)
Net loss per share from continuing operations – basic and diluted	$(0.1920)	$(5.1906)	$(5.3826)
Net (loss) income per share from discontinued operations – basic and diluted	$(0.0149)	$(0.7549)	$(0.7698)

Weighted Average Shares Outstanding - Basic and Diluted*	14,433,630	(13,952,509)	481,121

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

*	Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(RESTATED)

(Stated in US Dollars except for Number of Shares)

	For the years ended December 31, 2025
	As Reported	Restatement	As Restated
	(Audited)	Adjustments	(Audited)

Cash flows from operating activities:
Net loss	$(2,880,041)	$–	$(2,880,041)
Adjustments to reconcile net loss to net cash provided by operating activities:			–
Impairment of goodwill	–	–	–
Net gain on financial liabilities at FVTPL	(144,290)		(144,290)
Depreciation expenses	210,524	–	210,524
Amortization	16,304	–	16,304
Gain on disposal of SY Media	(87,603)	–	(87,603)
Loss on disposal of Meixin	155,263	–	155,263
Share of (profit)/loss of associates	(24,152)	–	(24,152)
Gain on fair value change of financial assets held for trading	(3)	–	(3)
Share-based compensation	59,854	–	59,854
Other Adjustment Items	115,813	–	115,813
Other	782	(782)	–
Changes in operating assets and liabilities:
Accounts receivable, net	23,042	–	23,042
Inventories	–	–	–
Advance to suppliers	6,672	–	6,672
Prepaid expenses and other assets, net	125,660	–	125,660
Other non-current assets	2,669	–	2,669
Dividend payables	–	123,014	123,014
Advanced from customers	(74,077)	–	(74,077)
Other payables and accrued liabilities	(242,028)	(119,431)	(361,459)
Income tax payable	201,180	–	201,180
Subtract non-cash gain on warrant liabilities	(50,179)	–	(50,179)
Advance receipts	270	–	270
Net cash (used in) provided by operating activities from operations	(2,585,122)	3,583	(2,581,539)
Cash flows from investing activities		–	–
Purchase of property and equipment	–	$–	$–
Purchase of financial assets at FVTPL	–	–	–
Proceeds from disposal of financial assets at FVTPL	213	–	213
Proceeds from Disposal of subsidiary	781,672	–	781,672
Acquisition of associate	(900,000)	–	(900,000)
Payment for acquisition of right-of-use assets	–	–	–
Net cash (used in) provided by investing activities	(118,115)	–	(118,115)
Cash flows from financing activities:
Proceeds from issuance of common stock	251,700	–	251,700
Proceeds from issuance of preferred stock	2,635,000	–	2,635,000
Proceeds from issuance of convertible notes	7,280,000	–	7,280,000
Payment of lease liabilities	(6,796)	363	(6,433)
Proceeds from secured other borrowings	(516)	–	(516)
Net cash provided by financing activities	10,159,388	363	10,159,751
Effect of exchange rate changes on cash and cash equivalents from operations	(11,868)	19,790	7,922
Net increase/(decrease) in cash and cash equivalents	$7,468,019	$–	$7,468,019
Cash and cash equivalents at beginning of year	$484,161	$–	$484,161
Cash and cash equivalents at end of year	$7,952,180	$–	$7,952,180

Note 4      BUSINESS COMBINATIONS AND DISPOSITIONS

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

	For the years ended December 31,
	2025	2024
	$	$
Net sales	2,597,349	4,890,187
Cost of sales	(2,585,917)	(4,826,633)
Operating expenses	(226,547)	(257,785)
Other income	2	21
Net loss from discontinued operations before income taxes	(215,113)	(194,210)
Income tax expense	–	(2,495)
Net loss from discontinued operations, net of tax	(215,113)	(196,705)

	For the years ended December 31,
	2025	2024
	$	$
Net cash used in operating activities	782	(2,593)
Net cash used in investing activities	–	–
Net cash provided by financing activities	–	–
Effect of the exchange rate change on cash and cash equivalents	–	–
Increase (Decrease) in cash and cash equivalents	782	(2,593)

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

Note 5     VARIABLE INTEREST ENTITIES (“VIEs”)

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

Note 6     ACCOUNTS RECEIVABLE

As of December 31, 2025 and 2024, accounts receivable consisted of the following:

	December 31, 2025	December 31, 2024
	$	$
Accounts receivable	–	41,941
Total	–	41,941

The Company assesses the collectability of its receivables on a quarterly basis. For the years ended December 31, 2025 and 2024, the Company recorded no provision for credit losses.

Note 7     PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2025	December 31, 2024
	$	$
Advance to supplier	–	8,404
Prepaid Expenses	3,852	43,157
Others	313,310	102,695
Prepaid expenses and other current assets, net	317,162	154,256

Others include deposits, employee loans, and other receivables, which are expected to be collected in accordance with normal payment cycles and are considered part of ongoing operations.

Note 8     PROPERTY AND EQUIPMENT, NET

As of December 31, 2025 and 2024, property and equipment consisted of the following:

	December 31, 2025	December 31, 2024
	$	$
Land	877,870	877,870
Equipment	11,940	836,159
Less: Accumulated depreciation	(7,027)	(388,199)
Property and equipment, net	882,783	1,325,830

Depreciation expenses for the years ended December 31, 2025 and 2024 were $210,524 and $134,288, respectively.

Note 9     RIGHT-OF-USE ASSETS

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

Note 10     EQUITY METHOD INVESTMENTS

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

Note 11     GOODWILL AND INTANGIBLE ASSETS, NET

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

During the year ended December 31, 2025, the Company disposed of Meixin and SY Culture as described in Note 3. As a result of these disposals, the carrying amounts of goodwill and intangible assets associated with Meixin and SY Culture were fully derecognized, and no balance remained as of December 31, 2025.

Note 12     ACCRUED EXPENSES AND OTHER LIABILITIES

As of December 31, 2025 and 2024, accrued expenses and other liabilities consisted of the following:

	December 31, 2025	December 31, 2024
	$	$
Accrued expenses	28,833	261,340
Other liabilities	93,128	187,008
Balance at end of year	121,961	448,348

Note 13      CONVERTIBLE NOTE

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

Note 14     WARRANTS

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

Note 15     COMMON STOCK

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2025 and 2024, 481,121 shares and 468,251 shares, respectively, were issued and outstanding. All share amounts presented herein reflect the 1-for-30 reverse stock split effected on July 6, 2026, which did not change the number of authorized shares or the par value per share.

Recent Issuance of Common Stock

•	In February 2025, a shareholder exercised 300,000 shares of warrant in exchange of 6,667 shares of common stock.
•	In May 2025, a shareholder exercised 180,000 shares of warrant in exchange of 4,000 shares of common stock.
•	In October and November 2025, a shareholder exercised 3,039 shares of warrant in exchange of 203 shares of common stock.
•	In December 2025, a convertible notes holder converted $45,319 of convertible note in exchange of 2,000 shares of common stock.

*Warrants and convertible notes in exchange of common stock for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026.

Note 16     PREFERRED STOCK

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

Note 17     SHARE-BASED COMPENSATION

In 2018, the Company’s Board of Directors and stockholders adopted the 2018 Stock Option and Award Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of equity-based awards to employees and non-employee service providers. As of December 31, 2025, 181,987 shares of common stock remained available for future issuance under the 2018 Plan.

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

Note 18     INCOME TAXES

The Company and its subsidiaries, and the consolidated VIE file tax returns separately.

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

The reconciliation of income taxes expenses computed at the TW statutory tax rate (2025: at PRC statutory tax rate) applicable to income tax expense is as follows:

	For the years ended December 31,
	2025			2024
Taiwan income tax statutory rate	$(482,591)	20%		$(811,819)	20%
Tax effect of non-deductible expense	11,971	(0.5%	)	21,792	(0.54%	)
Tax effect of non-taxable income	(136,580)	5.66%		(172,058)	4.24%
Tax effect of different tax rates in other jurisdictions	835	(0.03)		(8,720)	0.21%
Changes in valuation allowance	354,393	(14.69%	)	736,229	(18.14%	)
Effective tax rate	$(251,972)	10.44%		$(234,576)	5.77%

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	December 31, 2025	December 31, 2024
	$	$
Deferred tax assets
Tax loss carried forward	5,499,568	4,990,445
Allowance for doubtful receivables	–	(126,049)
Total deferred tax assets	5,499,568	4,774,396
Less: valuation allowance	(5,499,568)	(4,774,396)
Total deferred tax assets, net	–	–

Deferred tax liabilities
Property and equipment, difference in depreciation	(1,476)	(81,522)
Capital allowance	1,476	81,522
Deferred tax liabilities, net	–	–

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

Note 19     RELATED PARTY BALANCES AND TRANSACTIONS

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

Note 20      LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

	For the years ended December 31,
	2025	2024
	$	$
Net loss	(2,880,041)	(4,490,375)
Preferred dividends	(123,014)	(16,000)
Net loss attributable to non-controlling interest	43,024	39,342
Net loss attributable to Nocera Shareholders	(2,960,032)	(4,467,033)

Net loss from continuing operations	(2,509,665)	(4,293,670)
Net gain (loss) from discontinued operations	(370,376)	(196,705)

Weighted Average Shares Outstanding – Basic and Diluted*	481,121	468,251

Net loss per share from continuing operations – basic and diluted*	(5.3826)	(9.1696)
Net (loss) income per share from discontinued operations – basic and diluted*	(0.7698)	(0.3702)
Loss per share – basic and diluted*	(6.1524)	(9.5398)

*	Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026.

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

Note 21     COMMITMENTS AND CONTINGENCIES

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

Note 22     SEGMENT INFORMATION

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

Summary operating results for each of the Company’s reportable segments were as follows:

	For the year ended December 31, 2025
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	10,870,570	160,025	11,030,595
Cost of revenue	(10,833,551)	(35,799)	(10,869,350)
Gross profit	37,019	124,226	161,245
General and administrative expenses	(2,505,210)	(50,559)	(2,555,769)
Segment operating losses	(2,468,191)	73,667	(2,394,524)
Income tax expense	(251,972)	–	(251,972)
Segment losses	(2,720,163)	73,667	(2,646,496)

	For the year ended December 31, 2024
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	11,777,912	345,033	12,122,945
Cost of revenue	(11,743,611)	(108,627)	(11,852,238)
Gross profit	34,301	236,406	270,707
General and administrative expenses	(1,474,909)	(973,888)	(2,448,797)
Segment operating losses	(1,440,608)	(737,482)	(2,178,090)
Income tax expense	(234,576)	–	(234,576)
Segment losses	(1,675,184)	(737,482)	(2,412,666)

The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment for products:

Geographic Information
Revenue
$
Taiwan	5,343,685
Japan	5,526,885
Other foreign countries	160,025
Total	11,030,595

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

Note 23     SUBSEQUENT EVENTS

Purchase of Bitcoin

In January 2026, the Company approved an allocation of up to $2.0 million for the purchase of Bitcoin. As part of this plan, the Company completed purchases totaling $2.0 million, executed on January 25, 2026 and January 29, 2026.

Nasdaq Notices of Noncompliance

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

Strategic Advisory Agreement

On May 18, 2026, the Company entered into a Strategic Advisory Agreement (the "Advisory Agreement") with Phoenix MGMT & Consulting LLC ("Phoenix"), pursuant to which Phoenix provides non-exclusive strategic advisory and execution support services to the Company. The initial term is 90 days, subject to extension by mutual written agreement. Either party may terminate the agreement upon 15 days' written notice following an uncured material breach by the other party.

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

Reverse Stock Split

On June 25, 2026, the Company's Board of Directors approved a reverse stock split of the Company's issued and outstanding common stock at a ratio of 1-for-30 (the "Reverse Stock Split"), pursuant to stockholder authorization obtained at the Company's annual meeting held on January 12, 2026. The Reverse Stock Split became effective on July 6, 2026, at which time every 30 shares of common stock issued and outstanding were automatically combined into one share, without any change in par value. Immediately prior to the Reverse Stock Split, the Company had 46,806,289 shares of common stock issued and outstanding, which were reduced to 1,560,210 shares. No fractional shares were issued; holders otherwise entitled to a fractional share received a cash payment in lieu thereof. Proportionate adjustments were made to the exercise prices and number of shares issuable under all outstanding stock options, warrants, and restricted stock units, as well as shares reserved under the Company's equity incentive plans. The Reverse Stock Split was undertaken to enable the Company to satisfy the minimum bid price requirement for continued listing on The Nasdaq Capital Market.

In accordance with ASC 260, Earnings Per Share, all share and per-share amounts presented in these unaudited condensed consolidated financial statements and accompanying notes for all periods presented have been retroactively adjusted to reflect the Reverse Stock Split.

Letter of Intent with INERGX Energy Optimisation Ltd.

On July 6, 2026, the Company entered into a non-binding letter of intent (the “LOI”) with INERGX Energy Optimisation Ltd (“INERGX”), a company incorporated in England and Wales, regarding the Company's proposed acquisition of up to 9.99% of the issued and outstanding equity interests of INERGX (the “Proposed Transaction”). The Proposed Transaction may be structured as a stock purchase, share exchange, contribution, recapitalization, or other mutually agreed structure, with consideration consisting of a combination of cash and shares of the Company's common stock in proportions to be determined in definitive documentation. Valuation assumptions under the LOI remain preliminary and subject to the Company's due diligence review, and no purchase price or other economic term will be final unless and until set forth in a definitive agreement. Consummation of the Proposed Transaction remains subject to, among other things, completion of due diligence, negotiation and execution of a definitive acquisition agreement, and receipt of any required board, regulatory, third-party, and stockholder approvals. The LOI does not obligate either party to consummate the Proposed Transaction and terminates upon the earliest of execution of a definitive agreement, mutual written agreement, 30 days' prior written notice by either party, or the 90th day following the date of the LOI. There can be no assurance that the parties will enter into a definitive agreement or that the Proposed Transaction will be consummated on the terms described herein or at all. Because the LOI does not obligate the parties to consummate the transaction and its economic terms remain preliminary, the Company has not recognized any financial statement impact related to the LOI as of the date these financial statements were available to be issued.

