Form 10-Q/A
period 2026-03-31
NOCERA, INC.
filed 2026-08-28
CIK 1756180

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) of Nocera, Inc. (the “Company”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2026, is being filed in response to comments received from the SEC’s Division of Corporation Finance on July 17, 2026. This Amendment amends and restates the Quarterly Report in its entirety to (i) revise the net loss attributable to Nocera shareholders and the earnings per share calculations to properly reflect the $70,126 preferred stock dividend declared during the quarter, consistent with the methodology applied in the Company’s Annual Report on Form 10-K, and (ii) expand the revenue discussion in Management’s Discussion and Analysis to include the impact of changes in volume and sales price on revenue. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the original filing, other than the subsequent events disclosed in Note 22. The share and per-share amounts presented herein have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026, and the comparative financial information for the three months ended March 31, 2025 has been retrospectively restated, as applicable.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except for Number of Shares)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	5,367,067	7,952,180
Accounts receivable	–	–
Prepaid expenses and other current assets	314,275	317,162
Financial assets at fair value through profit or loss	–	–
Total current assets	5,681,342	8,269,342
Equity method investments	775,516	924,152
Property and equipment, net	881,937	882,783
Right-of-use assets	32,622	34,942
Digital assets	1,605,413	–
Total assets	8,976,830	10,111,219
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Income tax payable	323,396	336,936
Accrued expenses and other liabilities	121,478	121,961
Dividend payable	233,205	177,326
Due to related parties	24,084	23,565
Financial lease liabilities - current	7,588	7,398
Warrant liability	–	25,859
Total current liabilities	709,751	693,045
Financial Liability at FVTPL	7,384,541	7,205,666
Lease liability	16,514	18,243
Total liabilities	8,110,806	7,916,954
Commitments and contingencies (Note 19)	–	–
Mezzanine Equity
9.00% Convertible preferred stock ($0.001 par value; Series B Preferred Stock, 1,000,000 shares authorized, 3,160 and 3,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	2,295,000	2,635,000
Total mezzanine equity	2,295,000	2,635,000
Equity
Common stock (510,004 shares and 481,121 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively, as adjusted for the 1-for-30 reverse stock split effected on July 6, 2026. See Note 22)	510	481
Preferred stock ($0.001 par value; authorized 10,000,000 shares; Series A Preferred Stock, 2,000,000 shares authorized, 80,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	80	80
Additional paid-in capital	25,749,129	25,465,037
Statutory and other reserves	191,219	191,219
Accumulated losses	(27,462,212)	(26,188,471)
Accumulated other comprehensive income	92,298	90,919
Total Nocera, Inc.’s stockholders’ equity	(1,428,976)	(440,735)
Non-controlling interests	–	–
Total equity	(1,428,976)	(440,735)
Total liabilities, mezzanine equity, and equity	8,976,830	10,111,219

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three-months ended March 31,
	2026	2025
	$	$
Net sales	2,277,784	2,993,277
Cost of sales	(2,235,804)	(2,945,955)
Gross profit	41,980	47,322

Operating expenses
General and administrative expenses	(559,208)	(281,909)
Share based compensation	(59,854)	–
Total operating expenses	(619,062)	(281,909)

Loss from operations	(577,082)	(234,587)

Other (expenses) income, net
Other (expenses) income, net	(696,659)	25,642
Net loss before income taxes	(1,273,741)	(208,945)

Income tax expenses	–	–
Net loss from continuing operations	(1,273,741)	(208,945)

Net loss from discontinued operations
Loss on disposal	–	–
Loss from discontinued operations	–	(48,004)
Net (loss) gain from discontinued operations	–	(48,004)

Net loss	(1,273,741)	(256,949)
Less: Preferred dividend	(70,126)	–
Less: Net income attributable to non-controlling interests	–	9,600
Net loss attributable to Nocera Shareholders	(1,343,867)	(247,349)

Other Comprehensive loss
Net loss	(1,273,741)	(256,949)
Foreign currency translation income (loss)	(1,379)	(2,591)
Total comprehensive loss	(1,275,120)	(259,540)

Less: Net income attributable to non-controlling interest	–	9,600
Less: Foreign currency translation income attributable to non-controlling interest	–	423
Comprehensive loss attributable to Nocera Shareholders	(1,275,120)	(249,517)

Loss per share – Basic and Diluted*	$(2.6350)	$(0.5208)
Net loss per share from continuing operations – basic and diluted	$(2.6350)	$(0.4197)
Net loss per share from discontinued operations – basic and diluted	$–	$(0.1011)

Weighted Average Shares Outstanding - Basic and Diluted	510,004	474,918

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

* Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026. See Note 22.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars except for Number of Shares)

(UNAUDITED)

	Three months ended March 31,
	2026	2025
	$	$
Cash flows from operating activities:
Net loss	(1,273,741)	(256,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	3,614	34,101
Amortization	–	4,076
Unrealized (gains) losses on digital assets	394,587	–
Share of (profit)/loss of associates	148,636	–
Gain on fair value change of financial assets held for trading	–	(3)
Non-cash interest expenses arisen from convertible note	178,875	–
Non-cash interest expenses on Lease liability	355	162
Changes in operating assets and liabilities:
Accounts receivable, net	–	10,916
Prepaid expenses and other assets, net	1,637	48,108
Other non-current assets	–	2,727
Other payables and accrued liabilities	2,409	49,570
Income tax payable	(13,540)	(14,113)
Subtract non-cash gain on warrant liabilities	(25,859)	8,426
Net cash used in operating activities	(583,026)	(112,979)
Cash flows from investing activities:
Proceeds from sale of property and equipment	–	213
Proceeds from disposal of financial assets at FVTPL	–	216
Purchases of digital assets	(2,000,000)	–
Net cash (used in) provided by investing activities	(2,000,000)	429
Cash flows from financing activities:
Proceeds from issuance of common stock	–	150,000
Payment of lease liabilities	(2,183)	(1,797)
Net cash (used in) provided by financing activities	(2,183)	148,203
Net effect of exchange rate changes on cash and cash equivalents	96	11,957
Net (decrease)/increase in cash and cash equivalents	(2,585,113)	47,610
Cash and cash equivalents at beginning of period	7,952,180	484,161
Cash and cash equivalents at end of period	5,367,067	531,771

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	Mezzanine Equity		Shareholders’ Equity
	Convertible Preferred Stock		Common Stock*		Preferred Stock		Additional Paid-in	Statutory and other	Accumulated	Accumulated Other Comprehensive	Total Nocera Inc.’s Stockholders’	Non- controlling	Total Stockholders’
	Stock	Amount	Stock	Amount	Stock	Amount	Capital*	Reserves	Losses	Income	Equity	Interests	Equity
		$		$		$	$	$	$	$	$	$	$
Balance, January 1, 2025	–	–	468,251	468	80,000	80	25,213,844	191,219	(23,335,453)	24,018	2,094,176	40,434	2,134,610
Common stock issuance	–	–	6,667	7	–	–	149,993	–	–	–	150,000	–	150,000
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	(2,168)	(2,168)	(423)	(2,591)
Preferred stock dividend	–	–	–	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	(247,349)	–	(247,349)	(9,600)	(256,949)
Balance, March 31, 2025	–	–	474,918	475	80,000	80	25,363,837	191,219	(23,582,802)	21,850	1,994,659	30,411	2,025,070

Balance, January 1, 2026	3,500	2,635,000	481,121	481	80,000	80	25,465,037	191,219	(26,188,471)	90,919	(440,735)	–	(440,735
Convertible preferred stock converted into common stock	–	–	28,883	29	–	–	354,218	–	–	–	354,247	–	354,247
Convertible preferred stock issuance	(340)	(340,000)	–	–	–	–	–	–	–	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	1,379	1,379	–	1,379
Preferred stock dividend	–	–	–	–	–	–	(70,126)	–	–	–	(70,126)	–	(70,126)
Net loss	–	–	–	–	–	–	–	–	(1,273,741)	–	(1,273,741)	–	(1,273,741)
Balance, March 31, 2026	3,160	2,295,000	510,004	510	80,000	80	25,749,129	191,219	(27,462,212)	92,298	(1,428,976)	–	(1,428,976)

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

* Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026. See Note 22.

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

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, for the three months ended March 31, 2026 and 2025, the Company recorded a net loss of $1,273,741 and $256,949 and net cash used in operations of $583,026 and $112,979, and as of March 31, 2026 and December 31, 2025, the Company incurred an accumulated loss of $27,462,212 and $26,188,471. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 15, 2026, as amended on April 21, 2026.

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

Note 5     PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
	$	$
Prepaid expenses and other assets	314,275	317,162
Total	314,275	317,162

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

Depreciation expenses for the three months ended March 31, 2026 and 2025 were $3,614 and $34,101, respectively.

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

All outstanding warrants to purchase common stock, including the number of shares issuable upon exercise and the applicable exercise price, have been proportionately adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026, in accordance with the anti-dilution provisions of the applicable warrant agreements. As of March 31, 2026, on a post-Reverse Stock Split basis, the IPO warrants to purchase approximately 66,028 shares of common stock were outstanding, at an adjusted exercise price of $57.9 per share. The following is a summary of the IPO warrant activity:

The following is a summary of the IPO warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding and exercisable at January 1, 2025	66,028	57.9	1.62
Exercised	–
Granted	–
Expired	–
Outstanding and exercisable at March 31, 2026	66,028	57.9	1.37

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

All outstanding warrants to purchase common stock, including the number of shares issuable upon exercise and the applicable exercise price, have been proportionately adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026, in accordance with the anti-dilution provisions of the applicable warrant agreements. As of March 31, 2026, on a post-Reverse Stock Split basis, Class A and Class B warrants to purchase approximately 222,222 shares of common stock were outstanding, at an adjusted exercise price of $31.2 per share. The following is a summary of the Class A and Class B warrant activity:

The following is a summary of the Class A and Class B warrant activity:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding and exercisable at January 1, 2025	222,222	$31.2	1.39
Exercised	–
Granted	–
Expired	–
Outstanding and exercisable at March 31, 2026	222,222	$31.2	1.14

Note 13     COMMON STOCK

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2026, the Company had 510,004 shares of common stock issued and outstanding. All share amounts presented herein reflect the 1-for-30 reverse stock split effected on July 6, 2026, which did not change the number of authorized shares or the par value per share.

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

On July 6, 2026, the Company effected a 1-for-30 reverse stock split for each share of Common Stock issued and outstanding. As a result of this reverse stock split, the shares of Common Stock issuable upon the conversion of Series A Preferred Stock decreased from 80,000 shares to 1,778 shares.

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

Note 15     SHARE-BASED COMPENSATION

In 2018, the Company’s Board of Directors and stockholders adopted the 2018 Stock Option and Award Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of equity-based awards to employees and non-employee service providers. As of March 31, 2026, 181,987 shares of Common Stock remained available for future issuance under the 2018 Plan.

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

The components of the income tax (benefit) expense are:

For the three months ended March 31,
	2026	2025
	$	$
Current	–	–
Deferred	–	–
Total income tax expense (benefit)	–	–

The reconciliation of income taxes expenses computed at the Taiwan statutory tax rate applicable to income tax expense is as follows:

	For the three months ended March 31,
	2026		2025
	$	%	$	%
Taiwan income tax statutory rate	(175,830)	(20.0)	(208,945)	(20.0)
Tax effect of non-deductible expense	11,971	1.36	13,140	1.26
Tax effect of non-taxable income	(5,162)	(0.59)	70,884	6.78
Tax effect of different tax rates in other jurisdictions	247	(0.03)	–	–
Changes in valuation allowance	168,774	19.20	124,921	11.96
Effective tax rate	–	–	–	–

The tax effects of temporary differences representing deferred income tax assets and liabilities result principally from the following:

	March 31, 2026	March 31, 2025
	$	$
Deferred tax assets
Tax loss carried forward	90,791	95,844
Allowance for doubtful receivables	–	–
Total deferred tax assets	90,791	95,844
Less: valuation allowance	(90,791)	(95,844)
Total deferred tax assets, net	–	–

Deferred tax liabilities
Property and equipment, difference in depreciation	–	(1,476)
Capital allowance	–	1,476
Deferred tax liabilities, net	–	–

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

	For the three months ended March 31,
	2026	2025
	$	$
Net loss	(1,273,741)	(256,949)
Less: Preferred dividend	(70,126)	–
Less: Net loss attributable to non-controlling interest	–	9,600
Net loss attributable to Nocera Shareholders	(1,343,867)	(247,349)

Weighted Average Shares Outstanding – Basic and Diluted*	510,004	474,918

Loss per share – basic and diluted*	(2.6350)	(0.5208)

*	Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026.

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

Summary operating results for each of the Company’s reportable segments were as follows:

	For the three months ended March 31, 2026
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	2,240,236	37,548	2,277,784
Cost of revenue	(2,235,798)	(6)	(2,235,804)
Gross profit	4,438	37,542	41,980
General and administrative expenses	(546,763)	(12,445)	(559,208)
Segment operating losses	(542,325)	25,097	(517,228)
Income tax expenses	–	–	–
Segment losses	(542,325)	25,097	(517,228)

	For the three months ended March 31, 2025
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	2,952,930	40,347	2,993,277
Cost of revenue	(2,931,743)	(14,212)	(2,945,955)
Gross profit	21,188	26,134	47,322
General and administrative expenses	(262,046)	(19,863)	(281,909)
Segment operating losses	(240,858)	6,271	(234,587)
Income tax expenses	–	–	–
Segment losses	(240,858)	6,271	(234,587)

The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment for products:

Geographic Information
Revenue
$
Taiwan	1,190,453
Japan	1,049,783
Other foreign countries	37,548
Total	2,277,784

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

Nasdaq Notices of Noncompliance

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three months ended March 31, 2026 and 2025.

Consolidated Statements of Operations

	Three-months ended March 31,
	2026	2025
	$	$
Net sales	2,277,784	2,993,277
Cost of sales	(2,235,804)	(2,945,955)
Gross profit	41,980	47,322

Operating expenses
General and administrative expenses	(559,208)	(281,909)
Share based compensation	(59,854)	–
Total operating expenses	(619,062)	(281,909)

Loss from operations	(577,082)	(234,587)
Other (expenses) income, net	(696,659)	25,642
Net loss before income taxes	(1,273,741)	(208,945)

Income tax expenses	–	–
Net loss from continuing operations	(1,273,741)	(208,945)

Net loss from discontinued operations
Loss on disposal	–	–
Loss from discontinued operations	–	(48,004)
Net (loss) gain from discontinued operations	–	(48,004)

Net loss	(1,273,741)	(256,949)
Less: Preferred dividend	(70,126)	–
Less: Net income attributable to non-controlling interests	–	9,600
Net loss attributable to Nocera Shareholders	(1,343,867)	(247,349)

Other Comprehensive loss
Net loss	(1,273,741)	(256,949)
Foreign currency translation income (loss)	(1,379)	(2,591)
Total comprehensive loss	(1,275,120)	(259,540)

Less: Net loss attributable to non-controlling interest	–	9,600
Less: Foreign currency translation loss attributable to non-controlling interest	–	423
Comprehensive loss attributable to Nocera Shareholders	(1,275,120)	(249,517)

Loss per share - Basic and Diluted*	$(2.6350)	$(0.5208)
Net loss per share from continuing operations – basic and diluted	(2.6350)	(0.4197)
Net loss per share from discontinued operations – basic and diluted	–	(0.1011)

Weighted Average Shares Outstanding - Basic and Diluted*	510,004	474,918

* Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026. See Note 22.

Comparison of Results of Operations for the three months ended March 31, 2026 and 2025

Revenue

Revenue for the three months ended March 31, 2026 was approximately $2.3 million, compared to approximately $2.9 million for the three months ended March 31, 2025. The decrease in revenue was primarily attributable to a decline in revenue generated from the Company’s fish trading business.

Fish Trading Business: For the three months ended March 31, 2026, the fish trading business decreased in volume compared to the comparable period in 2025. Volume decreased from approximately 193 tons to approximately 140 tons, while the average selling price of eels increased from approximately $15.16 to approximately $15.93 per kilogram.

Gross profit

Gross profit for the three months ended March 31, 2026 was approximately $42 thousand, compared to approximately $47 thousand for the three months ended March 31, 2025. The decrease in gross profit was primarily attributable to the disposal of SY Culture in the Company’s e-commerce business during the second quarter of 2025.

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

Summary of Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
	$	$
Net cash used in operating activities	(583,026)	(112,979)
Net cash (used in) provided by investing activities	(2,000,000)	429
Net cash provided by (used in) financing activities	(2,183)	148,203
Effect of the exchange rate change on cash	96	11,957
Increase (Decrease) in cash and cash equivalents	(2,585,113)	47,610

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

PART II – OTHER INFORMATION

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

NOCERA, INC.

Date: August 28, 2026	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 28, 2026	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

