Form 10-Q/A
period 2026-06-30
NOCERA, INC.
filed 2026-10-02
CIK 1756180

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

As of October 2, 2026, the registrant had 2,421,612 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) of Nocera, Inc. (the “Company”), originally filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2026, is being filed to amend and restate certain disclosures in the Quarterly Report. This Amendment reflects revisions to the 2025 comparative amounts in the interim condensed consolidated statements of operations and comprehensive loss and the related Management’s Discussion and Analysis, including presentation of the catering segment as discontinued operations, revisions to preferred stock dividends, net loss attributable to Nocera shareholders and loss per share disclosures, expanded disclosure regarding the Company’s strategic transformation, and disclosure regarding the July 27, 2026 notice of default and its impact on liquidity. This Amendment does not otherwise update or modify the Quarterly Report.

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

NOCERA, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars except for Number of Shares)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(As Restated)	(Unaudited)	(As Restated)
	$	$	$	$
Net sales	2,139,564	3,026,690	4,417,348	6,019,966
Cost of sales	(2,121,566)	(2,996,642)	(4,357,370)	(5,942,597)
Gross profit	17,998	30,048	59,978	77,369

Operating expenses
General and administrative expenses	(591,629)	(178,742)	(1,210,691)	(460,651)
Share based compensation	(601,090)	–	(601,090)	–
Total operating expenses	(1,192,719)	(178,742)	(1,811,781)	(460,651)

Loss from operations	(1,174,721)	(148,694)	(1,751,803)	(383,282)

Other (expenses) income, net	(366,587)	16,577	(1,063,246)	42,220
Net Loss before income taxes	(1,541,308)	(132,117)	(2,815,049)	(341,062)

Income tax expense	–	(140,561)	–	(140,561)
Net loss from continuing operations	(1,541,308)	(272,678)	(2,815,049)	(481,623)

Net loss from discontinued operations
Loss on disposal	–	–	–	–
Loss from discontinued operations	–	(54,684)	–	(102,688)
Net (loss) gain from discontinued operations	–	(54,684)	–	(102,688)

Net loss	(1,541,308)	(327,362)	(2,815,049)	(584,311)
Preferred stock dividends	–	–	(70,126)	–
Less: Net loss attributable to non-controlling interests	–	(10,937)	–	20,537
Net loss attributable to the Nocera Shareholders	(1,541,308)	(316,425)	(2,885,175)	(563,774)

Comprehensive loss
Net loss	(1,541,308)	(327,362)	(2,815,049)	(584,311)
Foreign currency translation income (loss)	2,561	48,463	3,940	45,872
Total comprehensive loss	(1,538,747)	(278,899)	(2,811,109)	(538,439)

Less: Net loss attributable to non-controlling interest	–	(10,937)	–	(20,537)
Less: Foreign currency translation loss gain attributable to non-controlling interest	–	3,443	–	3,020
Comprehensive loss attributable to the Nocera Shareholders	(1,538,747)	(271,405)	(2,811,109)	(520,922)

Loss per share* - basic and diluted	(0.9879)	(0.6607)	(1.8492)	(1.1772)
Net loss per share from continuing operations – basic and diluted	(0.9879)	(0.5465)	(1.8492)	(0.9628)
Net loss per share from discontinued operations – basic and diluted	–	(0.1142)	–	(0.2144)

Weighted average number of common shares outstanding*
Basic	1,560,210	478,918	1,560,210	478,918
Diluted	1,560,210	478,918	1,560,210	478,918

See notes to the condensed consolidated financial statements which are an integral part of these unaudited condensed financial statements.

*	Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026. The 2025 share and per-share amounts are as restated. See Note 21.

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

In December 2025, a holder of the Note converted $45,319 into 2,000 shares of Common Stock. During the second quarter of 2026, holders of the Note converted an aggregate of $4,965,758 into 583,793 shares of Common Stock.

Balance as of January 1, 2026	$7,205,666
Issuance	–
Accrued interest	136,850
Conversion	(5,154,358)
Change in fair value	(–)
Balance as of June 30, 2026	$2,188,158

On May 22, 2026, the Company and the SPA Buyer entered into a First Amendment to the Original SPA (the “SPA Amendment”) to expand the permitted use of proceeds from future additional closings to include (i) general corporate purposes and working capital, (ii) acquisitions, investments, or other strategic transactions, and (iii) other lawful corporate purposes. The SPA Amendment continues to prohibit use of proceeds for repayment of general indebtedness, repurchases of the Company's securities, payments to related parties, and settlement of litigation matters (other than acquisition-related matters). The Company evaluated the SPA Amendment under ASC 470-50, Debt—Modifications and Extinguishments, and concluded that the amendment did not result in a substantial modification, as it did not change the interest rate, conversion terms, principal amount, or maturity date of the Notes; accordingly, no gain or loss was recognized and the amendment was accounted for prospectively.

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

All outstanding warrants to purchase Common Stock, including the number of shares issuable upon exercise and the applicable exercise price, have been proportionately adjusted to reflect the Reverse Stock Split, in accordance with the anti-dilution provisions of the applicable warrant agreements. As of June 30, 2026, on a post-Reverse Stock Split basis, warrants to purchase approximately 66,028 shares of Common Stock were outstanding, at an adjusted exercise price of $57.9 per share. The following is a summary of the IPO warrant activity:

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

Note 17    LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2026 and 2025 have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026. The 2025 share and per-share amounts are as restated. See Note 21.

	Three months ended June 30,
	2026	2025
	$	$
Net loss	(1,541,308)	(327,362)
Net loss attributable to non-controlling interest	–	10,937
Net loss attributable to Nocera shareholders	(1,541,308)	(316,425)

Net loss from continuing operations	(1,541,308)	(272,678)
Net (loss) gain from discontinued operations	–	(54,684)

Weighted Average Shares Outstanding – Basic and Diluted	1,560,210	478,918

Net loss per share from continuing operations – basic and diluted	(0.9879)	(0.5465)
Net loss per share from discontinued operations – basic and diluted	–	(0.1142)
Loss per share – basic and diluted	(0.9879)	(0.6607)

	Six months ended June 30,
	2026	2025
	$	$
Net loss	(2,815,049)	(584,311)
Preferred stock dividends	(70,126)	–
Net loss attributable to non-controlling interest	–	20,537
Net loss attributable to Nocera shareholders	(2,885,175)	(563,774)

Net loss from continuing operations	(2,815,049)	(481,623)
Net (loss) gain from discontinued operations	–	(102,688)

Weighted Average Shares Outstanding – Basic and Diluted	1,560,210	478,918

Net loss per share from continuing operations – basic and diluted	(1.8492)	(0.9628)
Net loss per share from discontinued operations – basic and diluted	–	(0.2144)
Loss per share – basic and diluted	(1.8492)	(1.1772)

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

Summary operating results for each of the Company’s reportable segments were as follows:

	Three months ended June 30, 2026
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	2,095,869	43,695	2,139,564
Cost of revenue	(2,091,691)	(29,875)	(2,121,566)
Gross profit	4,178	13,820	17,998
General and administrative expenses	(1,182,499)	(10,220)	(1,192,719)
Segment operating losses	(1,178,321)	3,600	(1,174,721)
Income tax expenses	–	–	–
Segment losses	(1,178,321)	3,600	(1,174,721)

	Three months ended June 30, 2025
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	2,987,262	39,428	3,026,690
Cost of revenue	(2,981,259)	(15,383)	(2,996,642)
Gross profit	6,003	24,045	30,048
General and administrative expenses	(168,224)	(10,518)	(178,742)
Segment operating losses	(162,221)	13,527	(148,694)
Income tax expenses	(140,561)	–	(140,561)
Segment losses	(302,782)	13,527	(289,255)

	Six months ended June 30, 2026
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	4,336,105	81,243	4,417,348
Cost of revenue	(4,327,489)	(29,881)	(4,357,370)
Gross profit	8,615	51,363	59,978
General and administrative expenses	(1,188,108)	(22,583)	(1,210,691)
Segment operating losses	(1,179,493)	28,779	(1,150,713)
Income tax expenses	–	–	–
Segment losses	(1,179,493)	28,779	(1,150,713)

	Six months ended June 30, 2025
	Fish Trading	E-Commerce	Total
	$	$	$
Revenue	5,922,705	97,261	6,019,966
Cost of revenue	(5,910,812)	(31,785)	(5,942,597)
Gross profit	11,893	65,476	77,369
General and administrative expenses	(422,135)	(38,516)	(460,651)
Segment operating losses	(410,242)	26,960	(383,282)
Income tax expenses	(140,561)	–	(140,561)
Segment losses	(550,803)	26,960	(523,843)

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

We are pursuing a strategic transformation to become a diversified, technology-focused holding company by identifying and pursuing strategic investments, acquisitions and other strategic opportunities in selected high-growth industries, including artificial intelligence (“AI”), AI infrastructure, data centers and edge computing, energy and energy storage. We evaluate potential opportunities based on their strategic fit, growth prospects, capital requirements and potential contribution to our long-term value.

We have made initial progress toward this strategy. As of the date of this filing, we have entered into a non-binding letter of intent (the “LOI”) with INERGX Energy Optimisation Ltd, a company incorporated in England and Wales (“INERGX”). The LOI remains subject to due diligence, further negotiations and the execution of definitive agreements, and the transaction has not been completed. We have also completed an investment representing a 30% ownership interest in QMAX Technology CO., LTD (“QMAX”) in exchange for 300,000 shares of our common stock. We expect QMAX to begin contributing revenue to our consolidated operations in the third quarter of 2026, subject to successful implementation and integration.

We have also engaged two technology-expert consultants to assist our management in evaluating and pursuing technology-related strategic opportunities. In addition, we are evaluating approximately three other potential strategic opportunities, including businesses involved in solar power and energy storage, AI edge-computing infrastructure and generative AI software for healthcare. These opportunities remain in preliminary discussions and evaluation, and there can be no assurance that any of these opportunities will result in definitive agreements or completed transactions.

Over the next one to two years, we expect to focus on completing selected collaborations, investments and acquisitions and expanding our portfolio of technology-related businesses. We currently expect the broader transformation to be substantially implemented over approximately three years. The timing and scope of these activities will depend on the availability of suitable opportunities, financing, market conditions and regulatory considerations, and on our ability to successfully integrate acquired or invested businesses.

We currently estimate that approximately $30 million to $50 million of capital may be required over the anticipated three-year transformation period. This estimate represents a current planning range and is not a committed financing requirement or firm capital budget. A substantial portion of the anticipated capital is expected to be used for investments in or acquisitions of small and medium-sized AI computing centers, data center or server facilities and AI edge-computing infrastructure. The actual amount and timing of capital required may differ materially from our current estimate depending on the size, timing and structure of future transactions and prevailing market conditions.

As of the date of this filing, we do not have committed financing sufficient to fund the estimated $30 million to $50 million capital requirement. Our preferred approach is to use cash to fund investments and acquisitions to the extent that sufficient cash resources or financing are available. If sufficient cash financing cannot be obtained, we may consider equity-based transaction structures, including the issuance of common stock or other equity securities as consideration for investments or acquisitions. Our ability to obtain financing or use equity consideration will depend on, among other factors, our financial condition, stock price, market conditions, applicable securities laws, Nasdaq requirements and the willingness of potential counterparties to accept equity consideration. The issuance of equity securities could result in dilution to our existing stockholders.

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

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the three and six months ended June 30, 2026 and 2025.

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(As Restated)	(Unaudited)	(As Restated)
	$	$	$	$
Net sales	2,139,564	3,026,690	4,417,348	6,019,966
Cost of sales	(2,121,566)	(2,996,642)	(4,357,370)	(5,942,597)
Gross profit	17,998	30,048	59,978	77,369

Operating expenses
General and administrative expenses	(1,192,719)	(178,742)	(1,811,781)	(460,651)
Share based compensation
Total operating expenses	(1,192,719)	(178,742)	(1,811,781)	(460,651)

Loss from operations	(1,174,721)	(148,694)	(1,751,803)	(383,282)

Other (expenses) income, net	(366,587)	16,577	(1,063,246)	42,220
Net loss before income taxes	(1,541,308)	(132,117)	(2,815,049)	(341,062)

Income tax expense	–	(140,561)	–	(140,561)
Net loss from continuing operations	(1,541,308)	(272,678)	(2,815,049)	(481,623)
Net loss from discontinued operations	–	(54,684)	–	(102,688)
Net loss	(1,541,308)	(327,362)	(2,815,049)	(584,311)
Preferred stock dividends	–	–	(70,126)	–
Net loss attributable to Nocera shareholders	(1,541,308)	(316,425)	(2,885,175)	(563,774)
Comprehensive loss
Net loss	(1,541,308)	(327,362)	(2,815,049)	(584,311)
Foreign currency translation gain	2,561	48,463	3,940	45,872
Total comprehensive loss	(1,538,747)	(278,899)	(2,811,109)	(538,439)

Less: Net loss attributable to non-controlling interest	–	(10,937)	–	(20,537)
Less: Foreign currency translation loss attributable to non-controlling interest	–	3,443	–	3,020
Comprehensive loss attributable to Nocera Shareholders	(1,538,747)	(271,405)	(2,811,109)	(520,922)

Loss per share*
Basic	(0.9879)	(0.6607)	(1.8492)	(1.1772)
Diluted	(0.9879)	(0.6607)	(1.8492)	(1.1772)

Weighted average number of common shares outstanding*
Basic	1,560,210	478,918	1,560,210	478,918
Diluted	1,560,210	478,918	1,560,210	478,918

*Weighted average shares outstanding and net loss per share for all periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on July 6, 2026. The 2025 share and per-share amounts are as restated.

Comparison of Results of Operations for the three months and six months ended June 30, 2026 and 2025

Revenue

Revenue for the three months ended June 30, 2026 and 2025 was approximately $2.1 million and $3.0 million, respectively. Revenue decreased by approximately $887 thousand, or 29.3%, primarily attributable to a decline in revenue generated from the Company’s fish trading business.

Revenue for the six months ended June 30, 2026 and 2025 was approximately $4.4 million and $6.0 million, respectively. Revenue decreased by approximately $1.6 million, or 26.6%, primarily attributable to lower volume in the Company’s fish trading business.

•	Fish Trading Business: For the six months ended June 30, 2026, the fish trading business decreased in volume, but the selling price increased, the volume decreased from 388 tons to 272 tons for the comparable period in 2025 and 2026. The average selling price of eels increased from $ 15.63 to $15.78 per kilogram for the comparable period in 2025 and 2026.

Gross profit

Gross profit for the three months ended June 30, 2026 and 2025 was approximately $17 thousand and $30 thousand, respectively. Gross profit decreased by approximately $12 thousand, or 40.1%, primarily attributable to the disposal of SY Culture in the Company’s e-commerce business during the second quarter of 2025.

Gross profit for the six months ended June 30, 2026 and 2025 was approximately $60 thousand and $77 thousand, respectively. Gross profit decreased by approximately $17 thousand, or 22.5%, primarily attributable to the disposal of SY Culture in the Company’s e-commerce business during the second quarter of 2025.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2026 and 2025 were approximately $1,193 thousand and $179 thousand, respectively. General and administrative expenses increased by approximately $1,014 thousand, or 567.3%, primarily attributable to costs of wages and reimbursement fees generated from employees.

General and administrative expenses for the six months ended June 30, 2026 and 2025 were approximately $1,812 thousand and $461 thousand, respectively. General and administrative expenses increased by approximately $1,351 thousand, or 293.3%, primarily attributable to costs of wages and reimbursement fees generated from employees.

Other (expenses) income, net

Other expense for the three months ended June 30, 2026 was approximately $366 thousand, compared with other income of approximately $17 thousand for the same period in 2025. Net other income (expense) deteriorated by approximately $383 thousand; a percentage change is not meaningful because the 2025 period reflected net other income. The change was primarily attributable to losses on investments in Tachyonext and Bitcoin and a non-cash loss related to the fair value measurement of warrant liabilities.

Other expense for the six months ended June 30, 2026 was approximately $1,063 thousand, compared with other income of approximately $42 thousand for the same period in 2025. Net other income (expense) deteriorated by approximately $1,105 thousand; a percentage change is not meaningful because the 2025 period reflected net other income. The change was primarily attributable to losses on investments in Tachyonext and Bitcoin and a non-cash loss related to the fair value measurement of warrant liabilities.

Net loss from continuing operations increased by approximately $1.3 million, or 465.2%, to $1.5 million for the three months ended June 30, 2026 from $273 thousand for the same period in 2025, and increased by approximately $2.3 million, or 484.5%, to $2.8 million for the six months ended June 30, 2026 from $482 thousand for the same period in 2025. Net loss from discontinued operations was zero for the 2026 periods, compared with approximately $55 thousand and $103 thousand for the three and six months ended June 30, 2025, respectively, representing a decrease of $55 thousand and $103 thousand, or 100%, in each period. Accordingly, net loss increased by approximately $1.2 million, or 370.8%, to $1.5 million for the three months ended June 30, 2026 from $327 thousand for the same period in 2025, and increased by approximately $2.2 million, or 381.8%, to $2.8 million for the six months ended June 30, 2026 from $584 thousand for the same period in 2025.

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

Net cash used in operating activities was approximately $308 thousand for the six months ended June 30, 2025. This primarily reflected a net loss of approximately $584 thousand, adjusted for non-cash items or non-operating activity, including depreciation expense of approximately $200 thousand, a loss of approximately $87 thousand from the disposal of a subsidiary, and income tax payable of approximately $127 thousand.

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

Liquidity and Capital Resources; Going Concern

•	On May 22, 2026, the Company entered into an Equity Purchase Facility Agreement, or an EPFA, providing the Company the right, but not the obligation, to sell up to $100 million of common stock to an institutional investor over a 24-month period, subject to customary conditions, ownership limitations, and an exchange cap described in Note 12 to the condensed consolidated financial statements. As of June 30, 2026, the Company had not issued any shares or received any proceeds under the EPFA.
•	On July 27, 2026, the Company received a notice of default from the holder of the Company’s senior secured convertible promissory note relating to the Company’s failure to pay certain alternate conversion floor amounts due under the Note. Following the asserted event of default, the collateral agent exercised its rights under the applicable security documents and applied approximately $4,658,686 of collateral maintained in the blocked custodial account toward the obligations outstanding under the Note. The application of this collateral reduced the collateral and cash resources available to the Company and adversely affected the Company’s liquidity and financial flexibility. Following the application, the investor asserted that approximately $1,370,809 remained outstanding under the Note. The Company is currently in discussions with the investor regarding the resolution of the remaining amount, including a potential waiver of that amount. As of the date of this filing, no definitive agreement has been reached. Accordingly, the Company’s liquidity remains subject to the resolution of the remaining obligations under the Note and the Company’s ability to obtain additional financing or other sources of capital, if necessary.

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

NOCERA, INC.

Date: October 2, 2026	By:	/s/ Andy Ching-An Jin
	Name:	Andy Ching-An Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 2, 2026	By:	/s/ Shun-Chih Chuang
	Name:	Shun-Chih Chuang
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

